Form 10-Q
period 2016-06-30
Canterbury Park Holding Corp
filed 2016-08-15
CIK 1672909

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission File Number: 001-37858

CANTERBURY PARK HOLDING CORPORATION

 (Exact Name of Registrant as Specified in Its Charter)

Minnesota	47-5349765
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1100 Canterbury Road Shakopee, MN 55379

(Address of principal executive offices and zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	☒	NO	☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

YES	☒	NO	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Exchange Act Rule 12b-2).

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

YES	☐	NO	☒

The Company had 4,292,219 shares of common stock, $.01 par value, outstanding as of August 1, 2016.

Canterbury Park Holding Corporation

PART 1 – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,433,016	$8,274,112
Restricted cash	5,985,632	1,563,058
Short-term investments	205,405	205,192
Accounts receivable, net of allowance of $28,000 for both periods	650,284	155,861
Current portion of notes receivable	1,048,654	—
Inventory	417,343	253,334
Prepaid expenses	263,678	396,705
Income taxes receivable	138,504	355,060
Total current assets	14,142,516	11,203,322

LONG-TERM ASSETS
Deposits	25,000	20,000
Notes receivable - long term portion	2,142,512	—
Land, buildings and equipment, net of accumulated depreciation of $26,646,710 and $25,538,147, respectively	35,488,701	34,117,760
	$51,798,729	$45,341,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of capital lease obligations	$—	$585,563
Accounts payable	8,933,335	2,710,661
Card Casino accruals	2,491,087	1,759,314
Accrued wages and payroll taxes	1,281,252	1,370,577
Accrued property taxes	345,019	711,482
Payable to horsepersons	223,020	171,355
Total current liabilities	13,273,713	7,308,952

LONG-TERM LIABILITIES
Capital lease obligations - long term portion	—	2,592,731
Deferred income taxes	3,577,200	2,341,900
Total long-term liabilities	3,577,200	4,934,631
TOTAL LIABILITIES	16,850,913	12,243,583

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,269,546 and 4,238,430, respectively, shares issued and outstanding	42,400	42,383
Additional paid-in capital	18,356,776	18,019,658
Retained earnings	16,548,640	15,035,458
Total stockholders’ equity	34,947,816	33,097,499
	$51,798,729	$45,341,082

See notes to condensed consolidated financial statements

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
OPERATING REVENUES:
Pari-mutuel	$3,020,943	$3,325,970	$4,416,320	$4,696,236
Card Casino	7,001,070	7,381,906	14,120,191	14,222,533
Food and beverage	2,224,296	2,518,847	3,305,197	3,522,538
Other	1,677,602	1,663,598	2,501,016	2,355,893
Total Revenues	13,923,911	14,890,321	24,342,724	24,797,200
Less: Promotional allowances	(37,919)	(42,244)	(63,421)	(68,085)
Net Revenues	13,885,992	14,848,077	24,279,303	24,729,115

OPERATING EXPENSES:
Purse expense	1,812,143	2,050,913	2,847,798	2,932,366
Minnesota Breeders’ Fund	236,660	255,754	383,803	398,579
Other pari-mutuel expenses	469,378	519,915	760,384	804,184
Salaries and benefits	5,812,020	5,704,602	10,849,376	10,280,360
Cost of food and beverage and other sales	1,095,784	1,137,371	1,642,807	1,658,525
Depreciation	618,030	607,605	1,194,510	1,171,710
Utilities	321,851	299,074	593,897	579,117
Advertising and marketing	717,714	703,698	937,706	909,309
Gain on sale of land	(3,990,519)	—	(3,990,519)	—
Other operating expenses	2,895,406	2,600,177	4,639,021	4,363,768
Total Operating Expenses	9,988,467	13,879,109	19,858,783	23,097,918
INCOME FROM OPERATIONS	3,897,525	968,968	4,420,520	1,631,197
OTHER INCOME (EXPENSE):
Interest income(expense), net	(49,970)	688	(49,025)	1,305
Net Other Income(Expense)	(49,970)	688	(49,025)	1,305
INCOME BEFORE INCOME TAXES	3,847,555	969,656	4,371,495	1,632,502
INCOME TAX EXPENSE	(1,572,655)	(398,006)	(1,785,841)	(672,248)
NET INCOME	$2,274,900	$571,650	$2,585,654	$960,254

Basic earnings per share	$.53	$.14	$.61	$.23
Diluted earnings per share	$.53	$.14	$.60	$.23
Weighted Average Basic Shares Outstanding	4,275,001	4,220,703	4,266,290	4,215,158
Weighted Average Diluted Shares Outstanding	4,302,387	4,229,938	4,287,582	4,218,860
Cash dividends declared per share	$.25	$.25	$.25	$.25

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating Activities:
Net income	$2,585,654	$960,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,194,510	1,171,710
Stock-based compensation expense	155,030	157,983
Deferred income taxes	1,235,300	(225,400)
Stock appreciation rights	—	141,686
Gain on sale of land	(3,990,519)	—
Tax benefit from exercise of stock-based awards	(1,015)	(4,060)
Changes in operating assets and liabilities:
Increase in restricted cash	(4,422,574)	(3,994,038)
Increase in accounts receivable	(494,423)	(381,979)
(Increase) decrease in other current assets	(35,982)	40,791
Decrease (increase) in income taxes (payable) receivable	216,556	(332,145)
Increase in accounts payable	6,036,104	5,226,191
Increase in Card Casino accruals	731,773	488,540
Increase in accrued wages and payroll taxes	(89,325)	2,761
Increase in accrued property taxes	(366,463)	405
Increase in payable to horsepersons	51,665	72,584
Net cash provided by operating activities	2,806,291	3,325,283

Investing Activities:
Additions to buildings and equipment	(2,829,673)	(3,342,762)
Purchase of investments	(213)	(500)
Net cash used in investing activities	(2,829,886)	(3,343,262)

Financing Activities
Proceeds from issuance of common stock	141,303	72,325
Principal payments on capital lease obligations	(1,887,349)	—
Cash dividends to shareholders	(1,072,470)	—
Tax benefit from exercise of stock-based awards	1,015	4,060
Net cash provided by (used in) financing activities	(2,817,501)	76,385

Net increase (decrease) in cash and cash equivalents	(2,841,096)	58,406

Cash and cash equivalents at beginning of period	8,274,112	8,761,925

Cash and cash equivalents at end of period	$5,433,016	$8,820,331

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	2016	2015
Schedule of non-cash investing and financing activities
Additions to buildings and equipment funded through accounts payable	$369,000	$182,000
Dividend declared	—	1,056,000
Issuance of promissory notes receivable	3,191,000	—

Proceeds from land sale remitted to qualified intermediary	$1,051,000	$—
Principal payments of capital lease obligation remitted from qualified intermediary	1,051,000	—

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$335,000	$1,222,000

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview; Recent Reorganization - Canterbury Park Holding Corporation (the “Company”) was incorporated as a Minnesota corporation in October 2015. The Company is a successor corporation to another corporation, also named Canterbury Park Holding Corporation, that was incorporated in 1994 (“CPHC”). Effective as of the close of business on June 30, 2016 CPHC’s business and operations were reorganized into a holding company structure (the “Reorganization”) pursuant to an Agreement and Plan of Merger dated as of March 1, 2016 that was approved by CPHC’s shareholders on June 28, 2016. Pursuant to the Reorganization:

•	The Company replaced CPHC as the public company owned by CPHC’s shareholders, with each shareholder at June 30, 2016 owning the same number of shares and having the same percentage ownership in the Company (and, indirectly, in all property and other assets then owned by CPHC) immediately after the Reorganization as that shareholder had in CPHC immediately before the Reorganization.

•	The Company became the holding company for and parent company of two subsidiaries, Canterbury Park Entertainment LLC (“EntertainmentCo”) and Canterbury Development LLC (“DevelopmentCo”).
•	EntertainmentCo is the surviving business entity in a merger with CPHC pursuant to the Reorganization and it became the direct owner of all land, facilities, and substantially all other assets related to the CPHC’s pari-mutuel wagering, Card Casino, concessions and other related businesses (“Racetrack Operations”), and EntertainmentCo continues to conduct these businesses consistent with CPHC’s past practices and will continue to be subject to direct regulation by the Minnesota Racing Commission (“MRC”).

•	DevelopmentCo will continue CPHC’s efforts to commercially develop approximately 140 acres of land currently owned or controlled that is not needed for our Racetrack Operations. DevelopmentCo is not subject to direct regulation by the MRC.

•	On July 1, 2016 the shares of the Company’s common stock began trading on the NASDAQ Global Market under the symbol “CPHC.”

Further information regarding the Reorganization is set forth in the Company’s Registration Statement on Form S-4 (File No. 333-210877) filed with the SEC on April 22, 2016, which information is incorporated herein by reference.

For purposes of this Report on Form 10-Q, when the term “Company” is used with reference to information covering or related to periods up to and including June 30, 2016, such term refers to the operations of CPHC prior to the Reorganization.

Business – The Company’s Racetrack operations are conducted at facilities located in Shakopee, Minnesota, approximately 25 miles southwest of downtown Minneapolis. In May 1994, the Company commenced year-round horse racing simulcast operations and hosted the first annual live race meet during the summer of 1995. The Company’s live racing operations are a seasonal business as it hosts live race meets each year from May until September. The Company earns additional pari-mutuel revenue by televising its live racing to out-of-state racetracks around the country. Canterbury Park’s Card Casino operates 24 hours a day, seven days a week and is limited by Minnesota State law to conducting card play on a maximum of 80 tables. The Card Casino currently offers a variety of poker and table games. The Company’s three largest sources of revenues include: Card Casino operations, pari-mutuel operations and food and beverage sales. The Company also derives revenues from related services and activities, such as admissions, advertising signage, publication sales, and from other entertainment events and activities held at the Racetrack.

Basis of Presentation and Preparation – The accompanying condensed consolidated financial statements include the accounts of the Company (Canterbury Park Holding Corporation and Canterbury Park Concession, Inc. Intercompany accounts and transactions have been eliminated. The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2015, included in its Annual Report on Form 10-K (the “2015 Form 10-K”).

Summary of Significant Accounting Policies – A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2015. There were no material changes in significant accounting policies during the quarter ended June 30, 2016.

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) – The Minnesota Pari-mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations. Pursuant to an agreement with the MHBPA, the Company transferred into a trust account or paid directly to the MHBPA, $1,747,000 and $2,822,000 for the three and six months ended June 30, 2016, respectively, compared to $1,443,000 and $1,948,000 for the comparable periods in 2015 related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company, and therefore are not recorded on the Company’s Consolidated Balance Sheet.

Recent Accounting Pronouncement –In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects related to share-based payments. Previously, tax benefits in excess of compensation cost (“windfalls”) were recorded as an increase to shareholders’ equity. Under the new ASU, windfalls are recorded as a component of income tax expense. ASU 2016-09 also requires that tax-related cash flows resulting from share-based payments be reported as a part of cash flows from operating activities. The Company believes the adoption of this ASU will not have a material impact on our financial statements or diluted earnings per share.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers , which provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance will become effective for annual periods beginning after December 15, 2017 and will be applied retrospectively to each period presented or as a cumulative- effect adjustment as of the date of adoption. We are assessing the impact of the new accounting guidance and currently cannot estimate the financial statement impact of adoption.

2.	STOCK-BASED COMPENSATION

Stock-based compensation is recorded at fair value as of the date of grant and included in the salaries and benefits expense line item on the Condensed Consolidated Statements of Operations and amounted to $51,000 and $86,000 for the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, stock-based compensation totaled $115,000 and $158,000, respectively.

Adoption of Long Term Incentive Plan and Award of Deferred Stock

Effective March 30, 2016, the Board of Directors of the Company approved a new plan for long-term incentive compensation of the Company’s named executive officers (NEOs) and other Senior Executives called the Canterbury Park Holding Corporation Long Term Incentive Plan (the “LTI Plan”). The LTI Plan authorizes the grant of Long Term Incentive Awards that provide an opportunity to NEOs and other Senior Executives to receive a payment in cash or shares of the Company’s common stock to the extent of achievement at the end of a period greater than one year (the “Performance Period”) as compared to Performance Goals established at the beginning of the Performance Period. The LTI is a sub-plan of the Company’s Stock Plan which authorizes the grant of Deferred Stock awards that represent the right to receive Company common stock if conditions specified in the awards are satisfied.

Effective March 30, 2016, the Board approved granting opportunities to Company officers and key employees to earn long-term incentive compensation under the LTI Plan. Each officer and key employee was granted an Incentive Award (that was also a Deferred Stock Award under the Stock Plan) which provided an opportunity to receive a payout of shares of the Company’s common stock to the extent of achievement compared to Performance Goals at the end of the period beginning January 1, 2016 and ending December 31, 2018. Pursuant to these awards the Company has reserved 24,000 shares that potentially may be issued under the Deferred Stock Awards. Further information regarding the LTI Plan and the awards approved effective March 30, 2016 is presented under Item 5.02 in the Company’s Report on Form 8-K for March 30, 2016 (filed April 5, 2016), which information is incorporated herein by reference.

Board of Directors Stock Option and Restricted Stock Grants

The Company’s Stock Plan authorizes annual grants of restricted stock or stock options, or both, to non-employee members of the Board of Directors at the time of the Company’s annual shareholders meeting as determined by the Board prior to each such meeting. Options granted under the Plan generally expire 10 years after the grant date. Restricted stock grants generally vest 100% one year after the date of the annual meeting in the prior year, are subject to restrictions on resale for an additional year, and are subject to forfeiture if a board member terminates prior to the shares vesting. The following table presents a summary of changes in Board of Directors’ unvested restricted stock as of June 30, 2016:

		Weighted
		Average
	Restricted	Fair Value
	Stock	Per Share
Non-Vested Balance, January 1, 2016	13,940	$10.76
Granted	14,410	10.41
Vested	(13,940)	10.76
Forfeited	—	—
Non-Vested Balance, June 30, 2016	14,410	$10.41

Employee Stock Option Grants

The Company has granted incentive stock options to employees pursuant to the Company’s Stock Plan with an exercise price equal to the market price on the date of grant. The options vest over a 42-month period and expire in 10 years.

A summary of stock option activity as of June 30, 2016 and changes during the six months ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Grant Date
Stock Options	Options	Price	Term	Fair Value

Outstanding at January 1, 2016	223,002	$9.30
Granted	—	—
Exercised	—	—
Expired/Forfeited	(30,000)	14.43
Outstanding at June 30, 2016	193,002	$8.50	3.0 Years	$1,640,862

Exercisable at June 30, 2016	193,002	$8.50	3.0 Years	$1,640,862

Deferred Stock Awards

Prior to January 1, 2016 the Company’s Board awarded deferred compensation to executive officers and key employees that were not performance-based in the form of Deferred Stock awards under the Company’s Stock Plan. Such deferred stock awards are subject to forfeiture if an employee terminates employment prior to the vesting. Generally, the awards vest ratably over a four-year period and compensation costs are recognized over the vesting period. Compensation costs are recorded in “Salaries and benefits” on the Condensed Consolidated Statements of Operations. As of June 30, 2016, 18,375 shares were not vested with a weighted average fair value of $10.26 per share.

3.	NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (numerator) amounts used for basic and diluted per share computations:	$2,274,900	$571,650	$2,585,654	$960,254

Weighted average shares (denominator) of common stock outstanding:
Basic	4,275,001	4,220,703	4,266,290	4,215,158
Plus dilutive effect of stock options	27,386	9,235	21,292	3,702
Diluted	4,302,387	4,229,938	4,287,582	4,218,860

Net income per common share:
Basic	$.53	$.14	$.61	$.23
Diluted	.53	.14	.60	.23

Options to purchase 45,000 shares of common stock at an average price of $12.80 per share were outstanding but not included in the computation of diluted net income per share for the six months ended June 30, 2016 because the options were out of the money at June 30, 2016.

Options to purchase 75,000 shares of common stock at an average price of $13.45 per share were outstanding but not included in the computation of diluted net income per share for the three and six months ended June 30, 2015 because the options were out of the money at June 30, 2015.

4.	PROMISSORY NOTES RECEIVABLE

During May 2016, the Company sold approximately 24 acres of land adjacent to the Racetrack for a total consideration of approximately $4.3 million. Promissory notes receivable consist of two promissory notes totaling $3,191,000 bearing interest at the mid-term applicable federal rate, which equaled 1.43%. The payments are due annually totaling $1,094,000 and maturing May 2019. The promissory notes are secured by the mortgage of approximately 24 acres and management believes no allowance for doubtful accounts is necessary.

5.	GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000 and expires on September 30, 2016. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the six months ended June 30, 2016 or the year ended December 31, 2015. The credit agreement contains covenants requiring the Company to maintain certain financial ratios and limits capital lease obligations up to $250,000. The Company was in compliance with these requirements, after receiving a limited waiver for the capital lease obligation exception, for the six months ended June 30, 2016.

6.	OPERATING SEGMENTS

The Company has three reportable operating segments: horse racing, card casino, and food and beverage. The horse racing segment primarily represents simulcast and live horse racing operations. The Card Casino segment represents operations of Canterbury Park’s Card Casino, and the food and beverage segment represents food and beverage operations provided during simulcast and live racing, in the Card Casino, and during special and other catering and events operations. The Company’s reportable operating segments are strategic business units that offer different products and services. They are managed separately because the segments differ in the nature of the products and services provided as well as processes to produce those products and services. The Minnesota Racing Commission regulates the horse racing and Card Casino segments.

Depreciation, interest and income taxes are allocated to the segments, but no allocation is made to food and beverage for shared facilities. However, the food and beverage segment pays approximately 25% of gross revenues earned on live racing and special event days to the horse racing segment for use of the facilities.

The following tables provide information about the Company’s operating segments (in 000’s):

	Six Months Ended June 30, 2016
	Horse Racing	Card Casino	Food and Beverage	Total

Net revenues from external customers	$6,790	$14,120	$3,369	$24,279

Intersegment revenues	244	—	633	877

Net interest income (expense)	(49)	—	—	(49)

Depreciation	912	211	72	1,195

Segment (loss) income before income taxes	2,714	1,930	209	4,853

At June 30, 2016
Segment Assets	$50,081	$584	$18,085	$68,750

	Six Months Ended June 30, 2015
	Horse Racing	Card Casino	Food and Beverage	Total
Net revenues from external customers	$6,879	$14,223	$3,627	$24,729

Intersegment revenues	376	—	675	1,051

Net interest income	1	—	—	1

Depreciation	900	211	60	1,171

Segment (loss) income before income taxes	(1,363)	3,051	629	2,317

	At December 31, 2015
Segment Assets	$44,283	$795	$17,303	$62,381

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Six Months Ended June 30,
	2016	2015
Revenues
Total net revenues for reportable segments	$25,156	$25,781
Elimination of intersegment revenues	(877)	(1,052)
Total consolidated net revenues	$24,279	$24,729

Income before income taxes
Total segment income before income taxes	$4,853	$2,317
Elimination of intersegment income before income taxes	(482)	(685)
Total consolidated income before income taxes	$4,371	$1,632

	June 30,	December 31,
	2016	2015
Assets
Total assets for reportable segments	$68,750	$62,381
Elimination of intercompany receivables	(16,951)	(17,040)
Total consolidated assets	$51,799	$45,341

7.	COMMITMENTS AND CONTINGENCIES

In accordance with an Earn Out Promissory Note given to the prior owner of the Racetrack as part of the consideration paid by the Company to acquire the Racetrack in 1994, if (i) off-track betting becomes legally permissible in the State of Minnesota and (ii) the Company begins to conduct off-track betting with respect to or in connection with its operations, the Company will be required to pay to the IMR Fund, L.P. the greater of $700,000 per operating year, as defined, or 20% of the net pretax profit, as defined for each of five operating years. At this time, management believes that the likelihood that these two conditions will be met and that the Company will be required to pay these amounts is remote. At the date (if any) that these two conditions are met, the five minimum payments will be discounted back to their present value and the sum of those discounted payments will be capitalized as part of the purchase price in accordance with GAAP. The purchase price will be further increased if payments become due under the “20% of Net Pretax Profit” calculation. The first payment is to be made 90 days after the end of the third operating year in which off-track betting is conducted by the Company. Remaining payments would be made within 90 days of the end of each of the next four operating years.

Additionally, the Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”) which became effective on June 15, 2012 and was amended in January 2015 and 2016. The CMA contains certain covenants which, if breached, would trigger an obligation to repay a specified amount related to such covenant. At this time, management believes that the likelihood that the breach of a covenant will occur and that the Company will be required to pay the specified amount related to such covenant is remote.

On December 14, 2015, the Company entered into a five-year lease agreement for approximately 32 acres of land adjacent to the Racetrack. The lease payments were payable monthly at $58,533, with an interest rate of 4.0% and a maturity date of December 15, 2020. The capital lease obligation was paid in full on May 13, 2016, and the title to the land transferred to the Company.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at June 30, 2016 and as of the date of this report will not have a material impact on the Company’s consolidated financial positions or results of operations.

8.	COOPERATIVE MARKETING AGREEMENT

As discussed in Note 7, on June 4, 2012, the Company entered into the CMA with the SMSC. The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s thoroughbred and quarter horse industry. Under the CMA, as amended, this is achieved through “Purse Enhancement Payments to Horsemen” paid directly to the MHBPA. Such payments have no direct impact on the Company’s consolidated financial statements or operations.

Under the terms of the CMA, the SMSC paid the horsemen $6.7 million and $6.2 million in the first three months of 2016 and 2015, respectively, primarily for purse enhancements for the live race meets in the respective years.

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events. Under the CMA, the SMSC paid the Company $1,197,000 and $944,000 for marketing purposes during the six months ended June 30, 2016 and 2015, respectively.

During January 2015 and 2016, the CMA was amended to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.” SMSC has currently agreed to make the following purse enhancement and marketing payments for 2017 through 2022:

Year	Purse Enhancement Payments to Horsemen 1	Marketing Payments to Canterbury Park
2017	$7,466,910	$1,317,690
2018	7,650,000	1,350,000
2019	7,650,000	1,350,000
2020	7,650,000	1,350,000
2021	7,650,000	1,350,000
2022	7,650,000	1,350,000

1 Includes $100,000 each year payable to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the six months ended June 30, 2016, the Company recorded $338,000 in other revenue and incurred $225,000 in advertising and marketing expense and $113,000 in depreciation related to the SMSC marketing payment. For the six months ended June 30, 2015, the Company recorded $364,000 in other revenue and incurred $251,000 in advertising and marketing expense and $113,000 in depreciation related to the SMSC marketing payment. The excess of amounts received over revenue is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheets.

Under the CMA, the Company agreed for the term of the CMA that it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

As part of the CMA, and pursuant to a related SAR Agreement dated June 14, 2012, the Company issued stock appreciation rights to the SMSC. For the six months ended June 30, 2015, the Company recognized $142,000 of expense related to these stock appreciation rights, of which $142,000 was recorded as an offset to other revenue. On July 30, 2015, the Company sold the land and buildings related to the Shakopee Valley RV Park located in Shakopee, Minnesota to SMSC for $100,000 plus the cancellation of the vested and unvested SARs. As a result, there was no expense for the six months ended June 30, 2016.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Canterbury Park Holding Corporation, our operations, our financial results and financial condition and our present business environment. This MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes to the financial statements (the “Notes”).

Overview:

Canterbury Park Holding Corporation (the “Company,” “we,” “our,” or “us”) conducts pari-mutuel wagering operations and hosts “unbanked” card games at its Canterbury Park Racetrack and Card Casino facility (the “Racetrack”) in Shakopee, Minnesota, which is approximately 25 miles southwest of downtown Minneapolis. The Racetrack is the only facility in the State of Minnesota that offers live pari-mutuel thoroughbred and quarter horse racing.

The Company’s pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack each year from May through September and year-round wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”). Unbanked card games, in which patrons compete against each other, are hosted in the Card Casino at the Racetrack. The Card Casino operates 24 hours a day, seven days a week. The Card Casino offers both poker and table games at up to 80 tables. The Company also derives revenues from related services and activities, such as concessions, parking, advertising signage, publication sales, and from other entertainment events and activities held at the Racetrack.

             Recent Reorganization. The Company was incorporated as a Minnesota corporation in October 2015. The Company is a successor corporation to another corporation, also named Canterbury Park Holding Corporation, that was incorporated in 1994 (“CPHC”). Effective as of the close of business on June 30, 2016, CPHC’s business and operations were reorganized into a holding company structure (the “Reorganization”) pursuant to an Agreement and Plan of Merger dated as of March 1, 2016 that was approved by CPHC’s shareholders on June 28, 2016.

Further information regarding the Reorganization is set forth at Note 1 in the Notes to Condensed Consolidated Financial Statements under Part I above and in the Company’s Registration Statement on Form S-4 (File No. 333-210877) filed with the SEC on April 22, 2016, which information is incorporated herein by reference.

For purposes of this Report on Form 10-Q, when the term “Company” is used with reference to information covering or related to periods up to and including June 30, 2016, such term refers to the operations of CPHC prior to the Reorganization.

Operations Review for the Three and Six Months Ended June 30, 2016:

EBITDA

EBITDA represents earnings before interest income, income tax expense, and depreciation and amortization. EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance or cash flows from operating activities as a measure of liquidity. EBITDA has been presented as a supplemental disclosure because it is widely used measures of performance and basis for valuation of companies in our industry. Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do. During the six months ended June 30, 2016, Adjusted EBITDA excluded the gain on sale of land.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and Adjusted EBITDA (defined above), which is a non-GAAP measure, for the six months ended June 30, 2016 and 2015:

Summary of EBITDA Data
	Six Months Ended June 30,
	2016	2015
NET INCOME	$2,585,654	$960,254
Interest (income) expense, net	49,025	(1,305)
Income tax expense	1,785,841	672,248
Depreciation	1,194,510	1,171,710
EBITDA	5,615,030	2,802,907
Gain on sale of land	(3,990,519)	—
ADJUSTED EBITDA	$1,624,511	$2,802,907

Adjusted EBITDA decreased $1,178,000, or 42.0%, and decreased as a percentage of net revenues to 6.7% from 11.3% for the six months ended June 30, 2016 as compared to the same period in 2015. The decrease is primarily due to the decline in revenues for the six months ended June 30, 2016 compared to the same period in 2015.

Revenues:

Total net revenues decreased $962,000, or 6.5%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. This decrease primarily consists of decreases in pari-mutuel, Card Casino and food and beverage revenue of 9.2%, 5.2% and 11.7%, respectively. Total net revenues decreased $450,000, or 1.8%, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. This decrease primarily consists of decreases in pari-mutuel, Card Casino and food and beverage revenue of 6.0%, 0.7% and 6.2%, respectively. The following discussion provides further information regarding our operating revenues.

Pari-mutuel Data Revenues:

	Six Months Ended June 30,
Racing Days	2016	2015
Simulcast only racing days	159	155
Live and simulcast racing days	23	26
Total Number of Racing Days	182	181

On-Track Simulcast Handle
Simulcast handle on simulcast only racing days	$11,775,000	$11,628,000
Simulcast handle on live racing days	3,118,000	4,174,000
Total simulcast handle	14,893,000	15,802,000

Live Racing Handle	4,267,000	4,642,000
Total On-Track Handle	19,160,000	20,444,000

Out-of-state Live Handle	9,594,000	9,899,000
Total Handle	$28,754,000	$30,343,000

As indicated in the table above, total handle wagered decreased $1,589,000, or 5.2%, in the six months ended June 30, 2016 compared to the same period last year. The decrease in total live racing handle for the quarter was due to a reduction in race days from 26 to 23 as average daily live and out-of-state handle was $603,000 in 2016 compared to $559,000 for 2015.

 The decrease in simulcast handle reflects the downward trend at Canterbury Park as well as other racetracks around the country as a larger percentage of wagering continues to shift to internet wagering platforms. In addition, the 2015 second quarter handle benefited from a Triple Crown winner in the 2015 Belmont Stakes, while 2016 did not feature a Triple Crown contender.

Pari-mutuel revenue decreased $305,000, or 9.2%, for the three months ended June 30, 2016, compared to the same period in 2015 due primarily to the decrease in total handle for the quarter. Pari-mutuel revenue decreased $280,000, or 6.0%, in the six months ended June 30, 2016 compared to the same period in 2015 due to the decline in simulcast and live racing handle. In addition, the Company implemented a live racing take-out reduction to feature our racing as the lowest take-out rate in the country. Our goal was to increase handle on our live racing to a level that would offset the take-out decline. However, the result for the quarter was that while on-track handle declined by 8.1% due to the reduced racing days, pari-mutuel revenue from live handle on–track declined by 21% due to the take-out reduction.

Card Casino Revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Poker Games	$2,248,000	$2,321,000	$4,715,000	$4,799,000
Table Games	4,097,000	4,426,000	8,082,000	8,206,000
Total Collection Revenue	6,345,000	6,747,000	12,797,000	13,005,000
Other Revenue	656,000	635,000	1,323,000	1,218,000
Total Card Casino Revenue	$7,001,000	$7,382,000	$14,120,000	$14,223,000

The primary source of Card Casino revenue is a percentage of the wagers received from the players as compensation for providing the Card Casino facility and services, which is referred to as “collection revenue.” Other Revenue presented above includes fees collected for the administration of tournaments and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds.

As indicated in the table above, total Card Casino revenue decreased $381,000, or 5.2%, and $102,000 or 0.7%, for the three and six months, respectively, ended June 30, 2016 compared to the same periods in 2015. Table games collection revenue decreased $329,000, or 7.4%, and $124,000, or 1.5% compared to the same periods in 2015. The decreases were attributable to three less live race days and the softening of the regional gaming market.

Food and Beverage Revenue:

Food and beverage revenue decreased $295,000, or 11.7%, and $217,000, or 6.2%, for the three and six months, respectively, ended June 30, 2016 compared to the same periods in 2015. This decrease is primarily attributable to three less live racing days as well as the absence in 2016 of a major concert that had been held at Canterbury Park the past six years. In 2016 Canterbury Park was unable to host the concert due to the sale of the “Festival Fields” land where the concert had been held in prior years, as noted below in “Gain on sale of land”.

Other Revenue:

Other revenue increased $14,000, or 0.8% and $145,000, or 6.2%, for the three and six months, respectively, ended June 30, 2016 compared to the same periods in 2015. This increase is primarily due to increased advertising revenue payments under the CMA agreement for joint marketing efforts.

Operating Expenses:

Total operating expenses increased $100,000, or 0.1% and $751,000, or 3.2%, excluding the gain on disposal of assets of $3,991,000, for the three and six months, respectively, ended June 30, 2016 compared to the same periods in 2015. The following paragraphs provide further detail regarding operating expenses.

Purse expense decreased $239,000, or 11.6%, and $85,000, or 2.9%, for the three and six months, respectively, ended June 30, 2016 compared to the same periods in 2015. The change is due to lower pari-mutuel handle, as well as a change in the statutory formula by which our purse expense is determined. Pursuant to legislation that took effect January 1, purse rates are now determined based on a single rate, rather than the variable rate depending on the time of the year that was previously in effect. This change will cause our purse expense to be higher in the first and fourth quarters and lower in the second and third quarters when compared to payments calculated under the previous statutory structure. However, the change is not expected to have any material impact on our purse expense on an annual basis.

Salaries and benefits increased $107,000, or 1.9%, and $569,000, or 5.5%, for the three and six months, respectively, ended June 30, 2016 compared to the same periods in 2015. The increase is primarily due to the State of Minnesota mandated increase in the minimum wage from $8.00 per hour to $9.00 per hour that became effective August 1, 2015 and adding personnel to support catering and events initiatives.

    Gain on sale of land is due to the sale of approximately 24 acres of land adjacent to the Racetrack for a total consideration of $4.3 million. In accordance with GAAP, this gain of $3,991,000 is recorded on the Statements of Operations as a deduction from operating expenses.

    Other operating expenses increased $295,000, or 11.3%, and $275,000, or 6.3%, for the three and six months, respectively, ended June 30, 2016 compared to the same periods in 2015. The changes are primarily attributable to the implementation of a new human capital management system, and professional fees related to an announced corporate restructuring and efforts to develop unused or underutilized land.

Income tax expense increased $1,175,000, or 295.1%, and $1,114,000, or 165.7%, for the three and six months ended June 30, 2016 compared to the same periods in 2015. The effective rate was comparable year-over-year, but the increase in deferred tax expense of $1,235,000 is primarily attributable to recording a deferred tax liability on the gain on sale of the land due to the transaction being structured as a “deferred exchange using a qualified intermediary” pursuant to IRC 1031 exchange.

    Net Income for the three months ended June 30, 2016 and 2015 were $2,275,000 and $572,000, respectively. Net Income for the six months ended June 30, 2016 and 2015 were $2,586,000 and $960,000, respectively.

Contingencies:

The Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community which became effective on June 4, 2012, and was amended in January 2015 and 2016. The CMA contains certain covenants which, if breached, would trigger an obligation to repay a specified amount related to such covenant. At this time, management believes that the likelihood that the breach of a covenant would occur and that the Company would be required to pay the specified amount related to such covenant is remote.

The Company continues to analyze the feasibility of various options related to the development of our underutilized land. Subject to shareholder approval, as well as approval of the Minnesota Racing Commission, the Company is in the process of reorganizing the corporate structure into a new holding company with two subsidiaries, one that will continue to operate the current racing and gaming business, and a real estate subsidiary to hold the excess land for development. The Company may incur substantial costs during the feasibility and predevelopment process, but the Company believes available funds are sufficient to cover the costs. See Liquidity and Capital Resources for more information on liquidity and capital resource requirements.

Liquidity and Capital Resources:

Net cash provided by operating activities for the six months ended June 30, 2016 was $2,806,000 primarily as a result of the following: The Company reported net income of $2,586,000, depreciation of $1,195,000, deferred income taxes of $1,235,000 and. The Company also experienced an increase in accounts payable of $6,036,000 and Card Casino accruals of $732,000. This was offset by an increase in restricted cash of $4,423,000, account receivables of $494,000, and gain on the sale of land of $3,990,000, which was a non-cash transaction.

Net cash provided by operating activities for the six months ended June 30, 2015 was $3,325,000 primarily as a result of the following: The Company reported net income of $960,000 and depreciation of $1,172,000. The Company also experienced an increase in accounts payable of $5,226,000 and Card Casino accruals of $489,000. This was partially offset by an increase in restricted cash of approximately $3,994,000.

Net cash used in investing activities for the first six months of 2016 was $2,830,000, primarily for building remodel projects and the purchase of land. Net cash used in investing activities for the first six months of 2015 of $3,343,000 was primarily for a variety of equipment purchases and building remodel projects.

Net cash used in financing activities during the first six months of 2016 was $2,818,000, primarily for principal payments of capital lease obligations and payment of cash dividends to shareholders. Net cash provided by financing activities during the first six months of 2015 consisted of purchases of stock through the Employee Stock Purchase Plan and proceeds received upon the exercise of stock options of $72,000.

The Company has a general credit and security agreement with Bremer Bank, which provides a revolving credit line of up to $3,000,000 and expires on September 30, 2016. The line of credit is collateralized by all receivables, inventory, equipment, general intangibles, products and proceeds, together with all other assets and properties of the Company. The Company had no borrowings under the credit line during the three months ended June 30, 2016 or the year ended December 31, 2015. The credit agreement contains covenants requiring the Company to maintain certain financial ratios and limits capital lease obligations to $250,000. The Company was in compliance with these requirements, after receiving a limited waiver for the capital lease obligation exception, for the six months ended June 30, 2016.

The Company’s cash and cash equivalent balance at June 30, 2016 was $5.4 million compared to $8.3 million at December 31, 2015. The Company believes that unrestricted funds available in its cash accounts, amounts available under its revolving line of credit, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements for regular operations, as well as predevelopment expenses during 2016. However, if the Company engages in real estate development, additional financing maybe required.

Critical Accounting Policies and Estimates:

The preparation of consolidated financial statements in accordance with GAAPrequires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are included in Note 1 to our consolidated financial statements in our 2015 Annual Report on Form 10-K. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 68.5% of our total assets at June 30, 2016. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows. If the sum of the related expected future net cash flows is less than the carrying value, management would determine how much of an impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. To date, we have determined that no impairment of these assets exists.

Stock-Based Compensation – Accounting guidance requires recognition of services provided in exchange for a share-based payment based on the grant date fair market value. We utilize our judgment in determining the assumptions used to determine the fair value of equity instruments granted using a Black-Scholes model.

Commitments and Contractual Obligations:

On June 4, 2012, and amended in January 2015 and 2016, the Company entered into the CMA with the SMSC that expires December 31, 2022. See “Cooperative Marketing Agreement” below.

Legislation:

Minimum Wage Legislation

Legislation that was enacted into law in 2014 increased the minimum wage that must be paid to most company employees from $7.25 to $8.00 on August 1, 2014, and from $8.00 to $9.00 per hour on August 1, 2015. A further increase to $9.50 per hour is scheduled for August 1, 2016. In addition, starting January 1, 2018, the minimum wage will increase at the beginning of each year by the rate of inflation with a maximum increase of up to 2.5% per year. Prior to August 1, 2014, the Company employed a large number of individuals who received an hourly wage equal to or slightly above $7.25 per hour. As a result, this legislation had an adverse impact in 2014 and 2015 and will continue to have an adverse impact in 2016 and beyond. We have implemented measures, and will continue to implement measures, to mitigate the impact of this increase by raising our prices or reducing our employee count. However, these measures could themselves have an adverse effect because higher prices and diminished service levels may discourage customers from visiting the Racetrack. To the extent we are not able to implement such price increases and other cost cutting measures, the increase in the minimum wage will adversely affect our net income.

Advanced Deposit Wagering Legislation

During May 2016, the Advanced Deposit Wagering (“ADW”) legislation was signed into law by the governor of Minnesota. The bill will establish licensing criteria and regulatory oversight of ADW providers doing business in the State of Minnesota. This would allow the Minnesota Racing Commission (“MRC”) to regulate pari-mutuel wagering already occurring in Minnesota and allow Canterbury Park to contract for source market fees from this wagering. These source market fees from ADW handle from Minnesota residents would benefit the Company, the MRC, Minnesota horseracing industry and Minnesota breeders. In addition, it may also have a negative impact on handle as more customers may wager online. Currently, the Company is assessing the financial impact of the new legislation and cannot estimate it at this time.

Cooperative Marketing Agreement:

On June 4, 2012, the Company entered into the CMA with the SMSC. The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s thoroughbred and quarter horse industry. Under the CMA, as amended, this is achieved through “Purse Enhancement Payments to Horsemen” paid directly to the MHBPA. Such payments have no direct impact on the Company’s consolidated financial statements or operations.

Under the terms of the CMA, the SMSC paid the horsemen $6.7 million and $6.2 million in the first six months of 2016 and 2015, respectively, primarily for purse enhancements for the live race meets in the respective years.

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events. Under the CMA, the SMSC paid the Company $1,197,000 and $944,000 for marketing purposes during the three months ended June 30, 2016 and 2015, respectively.

During January 2015 and 2016, the CMA was amended to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.”

SMSC has currently agreed to make the following purse enhancement and marketing payments for 2017 through 2022:

Year	Purse Enhancement Payments to Horsemen [1]	Marketing Payments to Canterbury Park
2017	$7,466,910	$1,317,690
2018	7,650,000	1,350,000
2019	7,650,000	1,350,000
2020	7,650,000	1,350,000
2021	7,650,000	1,350,000
2022	7,650,000	1,350,000

1	Includes $100,000 each year payable to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the three months ended June 30, 2016, the Company recorded $338,000 in other revenue and incurred $225,000 in advertising and marketing expense and $113,000 in depreciation related to the SMSC marketing payment. For the three months ended June 30, 2015, the Company recorded $364,000 in other revenue and incurred $251,000 in advertising and marketing expense and $113,000 in depreciation related to the SMSC marketing payment. The excess of amounts received over revenue is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheets.

Under the CMA, the Company agreed for the term of the CMA that it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

As part of the CMA, and pursuant to a related SAR Agreement dated June 14, 2012, the Company issued stock appreciation rights to the SMSC. For the six months ended June 30, 2015, the Company recognized $142,000 of expense related to these stock appreciation rights, of which $142,000 was recorded as an offset to other revenue. On July 30, 2015, the Company sold the land and buildings related to the Shakopee Valley RV Park located in Shakopee, Minnesota to SMSC for $100,000 plus the cancellation of the vested and unvested SARs. As a result, there was no expense for the six months ended June 30, 2016.

Forward-Looking Statements:

From time-to-time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, we may make forward-looking statements concerning possible or anticipated future financial performance, prospective business activities or plans which are typically preceded by words such as “believes,” “expects,” “anticipates,” “intends” or similar expressions. For such forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could affect our actual results and cause actual results to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: material fluctuations in attendance at the Racetrack, decline in interest in wagering on horse races at the Racetrack, at other tracks, or on unbanked card games offered at the Card Casino, competition from other venues offering unbanked card games or other forms of wagering, a greater than anticipated expenses or lower than anticipated return on our development of our underutilized land. competition from other sports and entertainment options, increases in compensation and employee benefit costs, increases in the percentage of revenues allocated for purse fund payments, higher than expected expenses related to new marketing initiatives, the impact of wagering products and technologies introduced by competitors, legislative and regulatory decisions and changes, the general health of the gaming sector, and other factors that are beyond our ability to control or predict.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Canterbury Park is not required to provide the information requested by this Item as it qualifies as a smaller reporting company.

ITEM 4:	CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures:

The Company’s Chief Executive Officer, Randall D. Sampson, and Chief Financial Officer, David C. Hansen, have reviewed the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon this review, these officers have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that the disclosure controls are also effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b)           Changes in Internal Control over Financial Reporting:

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors reported under Item 1A in the Form 10-K for the year ended December 31, 2015, and the risk factors presented therein are incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable.
(b)	Not Applicable.
(c)	On December 17, 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 12b-18 in open market transactions, block purchases of privately negotiated transactions (the “2008 Stock Repurchase Plan”). From its adoption until August 13, 2012, the Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and, on such date, authorized the repurchase of an additional 100,000 shares of the Company’s common stock. The Company did not repurchase any shares during the second quarter of 2016. The maximum number of shares that may yet be purchased under the above authorizations is 128,781 as of June 30, 2016.

Item 3.	Defaults upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

(a)	The following exhibits are included herein:

11	Statement re computation of per share earnings – See Net Income Per Share under Note 1 of Notes to Consolidated Financial Statements under Part 1, Item 1, which is incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: August 15, 2016	/s/ Randall D. Sampson
Randall D. Sampson,
President and Chief Executive Officer

Dated: August 15, 2016	/s/ David C. Hansen
David C. Hansen,
Vice President and Chief Financial Officer