Form 10-Q
period 2016-09-30
Canterbury Park Holding Corp
filed 2016-11-14
CIK 1672909

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission File Number: 001-37858

CANTERBURY PARK HOLDING CORPORATION

 (Exact Name of Registrant as Specified in Its Charter)

Minnesota	47-5349765
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

The Company had 4,321,900 shares of common stock, $.01 par value, outstanding as of November 1, 2016.

Canterbury Park Holding Corporation

PART 1 – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,449,952	$8,274,112
Restricted cash	2,137,266	1,563,058
Short-term investments	205,405	205,192
Accounts receivable, net of allowance of $28,000 for both periods	1,008,396	155,861
Current portion of notes receivable	1,048,654	—
Inventory	274,813	253,334
Prepaid expenses	308,043	396,705
Income taxes receivable	—	355,060
Due from Minnesota horsemen associations	1,101,444	—
Total current assets	10,533,973	11,203,322

LONG-TERM ASSETS
Deposits	25,000	20,000
Notes receivable - long term portion	2,142,512	—
Land, buildings and equipment, net of accumulated depreciation of $27,205,552 and $25,538,147, respectively	35,509,276	34,117,760
	$48,210,761	$45,341,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of capital lease obligations	$—	$585,563
Accounts payable	4,278,174	2,710,661
Card Casino accruals	2,550,643	1,759,314
Accrued wages and payroll taxes	949,625	1,370,577
Cash dividend payable	215,331	—
Accrued property taxes	530,422	711,482
Income taxes payable	204,969	—
Payable to horsepersons	13,323	171,355
Total current liabilities	8,742,487	7,308,952

LONG-TERM LIABILITIES
Capital lease obligations - long term portion	—	2,592,731
Deferred income taxes	3,557,333	2,341,900
Total long-term liabilities	3,557,333	4,934,631
TOTAL LIABILITIES	12,299,820	12,243,583

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,285,826 and 4,238,430, respectively, shares issued and outstanding	42,858	42,383
Additional paid-in capital	18,608,937	18,019,658
Retained earnings	17,259,146	15,035,458
Total stockholders’ equity	35,910,941	33,097,499
	$48,210,761	$45,341,082

 See notes to condensed consolidated financial statements

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
OPERATING REVENUES:
Pari-mutuel	$3,554,975	$3,887,494	$7,971,295	$8,583,730
Card Casino	7,324,936	7,404,926	21,445,127	21,627,459
Food and beverage	3,446,063	3,299,659	6,751,260	6,822,197
Other	2,347,464	2,190,060	4,801,471	4,545,952
Total Revenues	16,673,438	16,782,139	40,969,153	41,579,338
Less: Promotional allowances	(43,030)	(50,571)	(106,451)	(118,655)
Net Revenues	16,630,408	16,731,568	40,862,702	41,460,683

OPERATING EXPENSES:
Purse expense	2,155,361	2,363,961	5,003,159	5,296,326
Minnesota Breeders’ Fund	252,465	259,933	636,268	658,515
Other pari-mutuel expenses	300,635	320,927	1,061,019	1,266,797
Salaries and benefits	6,218,896	6,129,355	17,068,272	16,409,714
Cost of food and beverage and other sales	1,537,438	1,534,696	3,180,245	3,193,221
Depreciation	672,465	567,190	1,866,975	1,738,900
Utilities	540,468	495,849	1,134,365	1,074,966
Advertising and marketing	1,012,905	774,296	1,950,611	1,683,603
Gain on sale of land	—	—	(3,990,519)	—
Gain on sale of assets	—	(347,348)	—	(347,348)
Gain on insurance recoveries	(592,276)	(120,090)	(592,276)	(120,090)
Other operating expenses	2,973,146	3,365,288	7,565,158	7,587,370
Total Operating Expenses	15,071,503	15,344,057	34,883,277	38,441,974
INCOME FROM OPERATIONS	1,558,905	1,387,511	5,979,425	3,018,709
OTHER INCOME (EXPENSE):
Interest income(expense), net	538	348	(48,488)	1,653
Net Other Income(Expense)	538	348	(48,488)	1,653
INCOME BEFORE INCOME TAXES	1,559,443	1,387,859	5,930,937	3,020,362
INCOME TAX EXPENSE	(633,606)	(574,800)	(2,419,447)	(1,247,049)
NET INCOME	$925,837	$813,059	$3,511,490	$1,773,313

Basic earnings per share	$.22	$.19	$.82	$.42
Diluted earnings per share	$.21	$.19	$.82	$.42
Weighted Average Basic Shares Outstanding	4,296,581	4,233,315	4,276,387	4,221,164
Weighted Average Diluted Shares Outstanding	4,322,801	4,229,438	4,294,153	4,221,939
Cash dividends declared per share	$.05	$.00	$.30	$.25

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating Activities:
Net income	$3,511,490	$1,773,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,866,975	1,738,900
Stock-based compensation expense	179,141	224,921
Deferred income taxes	1,215,433	(96,700)
Stock appreciation rights	—	141,686
Gain on disposal of assets	—	(347,348)
Gain on sale of land	(3,990,519)	—
Gain on insurance proceeds	(592,276)	(120,090)
Tax benefit from exercise of stock-based awards	1,050	(4,060)
Changes in operating assets and liabilities:
Increase in restricted cash	(574,208)	(115,456)
Decrease (increase) in accounts receivable	(260,259)	277,145
(Increase) decrease in other current assets	62,183	(412,962)
Decrease (increase) in income taxes (payable) receivable	560,029	(433,252)
Increase in due from Minnesota horsemen associations	(1,101,444)	(476,524)
Increase in accounts payable	1,633,682	1,104,482
Increase in Card Casino accruals	791,329	540,097
Increase in accrued wages and payroll taxes	(420,952)	296,418
Increase in accrued property taxes	(181,060)	160,895
Increase in payable to horsepersons	(158,032)	(109,523)
Net cash provided by operating activities	2,542,562	4,141,941

Investing Activities:
Additions to buildings and equipment	(3,777,239)	(3,841,087)
Proceeds from sale of RV Park	—	99,441
Proceeds from insurance claims	—	120,091
Purchase of investments	(213)	(465)
Net cash used in investing activities	(3,777,452)	(3,622,019)

Financing Activities
Proceeds from issuance of common stock	371,564	109,540
Principal payments on capital lease obligations	(1,887,349)	—
Cash dividends to shareholders	(1,072,470)	(1,055,720)
Tax benefit from exercise of stock-based awards	(1,015)	4,060
Net cash provided by (used in) financing activities	(2,589,270)	(942,120)

Net increase (decrease) in cash and cash equivalents	(3,824,160)	(422,198)

Cash and cash equivalents at beginning of period	8,274,112	8,761,925

Cash and cash equivalents at end of period	$4,449,952	$8,339,727

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	2016	2015
Schedule of non-cash investing and financing activities
Additions to buildings and equipment funded through accounts payable	$65,000	$87,000
Dividend declared	215,000	—
Issuance of promissory notes receivable	3,191,000	—
Insurance recoveries proceeds receivable	592,000	—

Proceeds from land sale remitted to qualified intermediary	$1,051,000	$—
Principal payments of capital lease obligation remitted from qualified intermediary	1,051,000	—

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$2,121,000	$1,852,000

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview; Recent Reorganization - Canterbury Park Holding Corporation (the “Company”) was incorporated as a Minnesota corporation in October 2015. The Company is a successor corporation to another corporation, also named Canterbury Park Holding Corporation, that was incorporated in 1994 (“CPHC”). Effective as of the close of business on June 30, 2016 CPHC’s business and operations were reorganized into a holding company structure (the “Reorganization”) pursuant to an Agreement and Plan of Merger dated as of March 1, 2016 that was approved by CPHC’s shareholders on June 28, 2016. Pursuant to the Reorganization:

●	The Company replaced CPHC as the public company owned by CPHC’s shareholders, with each shareholder at June 30, 2016 owning the same number of shares and having the same percentage ownership in the Company (and, indirectly, in all property and other assets then owned by CPHC) immediately after the Reorganization as that shareholder had in CPHC immediately before the Reorganization.

●	The Company became the holding company for and parent company of two subsidiaries, Canterbury Park Entertainment LLC (“EntertainmentCo”) and Canterbury Development LLC (“DevelopmentCo”).

●	EntertainmentCo is the surviving business entity in a merger with CPHC pursuant to the Reorganization and it became the direct owner of all land, facilities, and substantially all other assets related to the CPHC’s pari-mutuel wagering, Card Casino, concessions and other related businesses (“Racetrack Operations”), and EntertainmentCo continues to conduct these businesses consistent with CPHC’s past practices and will continue to be subject to direct regulation by the Minnesota Racing Commission (“MRC”).

●	DevelopmentCo will continue CPHC’s efforts to commercially develop approximately 140 acres of land currently owned or controlled that is not needed for our Racetrack Operations. DevelopmentCo is not subject to direct regulation by the MRC.

●	On July 1, 2016 the shares of the Company’s common stock began trading on the NASDAQ Global Market under the symbol “CPHC.”

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

Basis of Presentation and Preparation – The accompanying condensed consolidated financial statements include the accounts of the Company (Canterbury Park Holding Corporation, Canterbury Park Entertainment, LLC, Canterbury Park Concession, Inc. and Canterbury Development, LLC) Intercompany accounts and transactions have been eliminated. The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2015, included in its Annual Report on Form 10-K (the “2015 Form 10-K”).

Summary of Significant Accounting Policies – A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2015. There were no material changes in significant accounting policies during the quarter ended September 30, 2016.

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) – The Minnesota Pari-mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations. Pursuant to an agreement with the MHBPA, the Company transferred into a trust account or paid directly to the MHBPA, $3,640,000 and $6,273,000 for the three and nine months ended September 30, 2016, respectively, compared to $3,285,000 and $5,233,000 for the comparable periods in 2015 related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company, and therefore are not recorded on the Company’s Consolidated Balance Sheet.

Reclassifications – Prior period financial statement amounts have been reclassified to conform to current period presentations. Insurance recovery proceeds received in the third quarter of 2015 have been reclassified on the Consolidated Statement of Operations to Gain on insurance recoveries from Other revenue in the amount of approximately $120,000.

Recent Accounting Pronouncement –In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects related to share-based payments. Previously, tax benefits in excess of compensation cost (“windfalls”) were recorded as an increase to shareholders’ equity. Under the new ASU, windfalls are recorded as a component of income tax expense. ASU 2016-09 also requires that tax-related cash flows resulting from share-based payments be reported as a part of cash flows from operating activities. The Company believes the adoption of this ASU will not have a material impact on our consolidated financial statements or diluted earnings per share.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance will become effective for annual periods beginning after December 15, 2017 and will be applied retrospectively to each period presented or as a cumulative- effect adjustment as of the date of adoption. We are assessing the impact of the new accounting guidance and currently cannot estimate the financial statement impact of adoption.

2.	STOCK-BASED COMPENSATION

Stock-based compensation is recorded at fair value as of the date of grant and included in the salaries and benefits expense line item on the Condensed Consolidated Statements of Operations and amounted to $64,000 for both years for the three months ended September 30, 2016 and 2015. For the nine months ended September 30, 2016 and 2015, stock-based compensation totaled $179,000 and $225,000, respectively.

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

Board of Directors Stock Option and Restricted Stock Grants

The Company’s Stock Plan authorizes annual grants of restricted stock or stock options, or both, to non-employee members of the Board of Directors at the time of the Company’s annual shareholders meeting as determined by the Board prior to each such meeting. Options granted under the Plan generally expire 10 years after the grant date. Restricted stock grants generally vest 100% one year after the date of the annual meeting in the prior year, are subject to restrictions on resale for an additional year, and are subject to forfeiture if a board member terminates prior to the shares vesting. The following table presents a summary of changes in Board of Directors’ unvested restricted stock as of September 30, 2016:

		Weighted
		Average
	Restricted	Fair Value
	Stock	Per Share
Non-Vested Balance, January 1, 2016	13,940	$10.76
Granted	14,410	10.41
Vested	(13,940)	10.76
Forfeited	—	—
Non-Vested Balance, September 30, 2016	14,410	$10.41

Employee Stock Option Grants

The Company has granted incentive stock options to employees pursuant to the Company’s Stock Plan with an exercise price equal to the market price on the date of grant. The options vest over a 42-month period and expire in 10 years.

A summary of stock option activity as of September 30, 2016 and changes during the nine months ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Grant Date
Stock Options	Options	Price	Term	Fair Value

Outstanding at January 1, 2016	223,002	$9.30
Granted	—	—
Exercised	(2,000)	7.14
Expired/Forfeited	(30,000)	14.42
Outstanding at September 30, 2016	191,002	$8.51	2.8 Years	$1,626,582

Exercisable at September 30, 2016	191,002	$8.51	2.8 Years	$1,626,582

Deferred Stock Awards

Prior to January 1, 2016 the Company’s Board awarded deferred compensation to executive officers and key employees that were not performance-based in the form of Deferred Stock awards under the Company’s Stock Plan. Such deferred stock awards are subject to forfeiture if an employee terminates employment prior to the vesting. Generally, the awards vest ratably over a four-year period and compensation costs are recognized over the vesting period. Compensation costs are recorded in “Salaries and benefits” on the Condensed Consolidated Statements of Operations. As of September 30, 2016, 18,375 shares were not vested with a weighted average fair value of $10.26 per share.

3.	NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (numerator) amounts used for basic and diluted per share computations:	$925,837	$813,059	$3,511,490	$1,773,313

Weighted average shares (denominator) of common stock outstanding:
Basic	4,296,581	4,233,315	4,276,387	4,221,164
Plus dilutive effect of stock options	26,220	(3,877)	17,766	775
Diluted	4,322,801	4,229,438	4,294,153	4,221,939

Net income per common share:
Basic	$.22	$.19	$.82	$.42
Diluted	.21	.19	.82	.42

Options to purchase 45,000 shares of common stock at an average price of $12.80 per share were outstanding but not included in the computation of diluted net income per share for the nine months ended September 30, 2016 because the options were out of the money at September 30, 2016.

Options to purchase 75,000 shares of common stock at an average price of $13.45 per share were outstanding but not included in the computation of diluted net income per share for the three and nine months ended September 30, 2015 because the options were out of the money at September 30, 2015.

4.	PROMISSORY NOTES RECEIVABLE

During May 2016, the Company sold approximately 24 acres of land adjacent to the Racetrack for a total consideration of approximately $4.3 million. Promissory notes receivable consist of two promissory notes totaling $3,191,000 bearing interest at the mid-term applicable federal rate, which equaled 1.43%. The payments totaling $1,094,000 are due annually and the notes mature May 2019. The promissory notes are secured by the mortgage of approximately 24 acres and management believes no allowance for doubtful accounts is necessary.

5.	GENERAL CREDIT AGREEMENT

The Company had a general credit and security agreement with Bremer Bank, which provided a revolving credit line of up to $3,000,000 and which expired on September 30, 2016. The line of credit was collateralized by all receivables, inventory, equipment, and general intangibles of the Company. This agreement was replaced with a new agreement, See Note 9. Subsequent Events. The Company had no borrowings under the credit line during the nine months ended September 30, 2016 or the year ended December 31, 2015.

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

The following tables provide information about the Company’s operating segments (in 000’s):

	Nine Months Ended September 30, 2016
	Horse Racing	Card Casino	Food and Beverage	Total

Net revenues from external customers	$12,389	$21,445	$7,029	$40,863

Intersegment revenues	653	—	1,015	1,668

Net interest income (expense)	(48)	—	—	(48)

Depreciation	1,430	317	120	1,867

Segment (loss) income before income taxes (1)	1,229	5,317	890	7,436

At September 30, 2016
Segment Assets	$46,778	$478	$18,912	$66,168

	Nine Months Ended September 30, 2015
	Horse Racing	Card Casino	Food and Beverage	Total

Net revenues from external customers	$12,756	$21,628	$7,077	$41,461

Intersegment revenues	674	—	1,029	1,703

Net interest income	2	—	—	2

Depreciation	1,324	317	98	1,739

Segment (loss) income before income taxes	(2,260)	5,302	1,272	4,314

	At December 31, 2015
Segment Assets	$44,283	$795	$17,303	$62,381

1 – For September 30, 2016, Segment (loss) income before income taxes for Horse Racing includes the gain on sale of land of approximately $3,990,000.

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Nine Months Ended September 30,
	2016	2015
Revenues
Total net revenues for reportable segments	$42,531	$43,164
Elimination of intersegment revenues	(1,668)	(1,703)
Total consolidated net revenues	$40,863	$41,461

Income before income taxes
Total segment income before income taxes	$7,436	$4,314
Elimination of intersegment income before income taxes	(1,505)	(1,294)
Total consolidated income before income taxes	$5,931	$3,020

	September 30,	December 31,
	2016	2015
Assets
Total assets for reportable segments	$66,168	$62,381
Elimination of intercompany receivables	(17,958)	(17,040)
Total consolidated assets	$48,210	$45,341

7.	COMMITMENTS AND CONTINGENCIES

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

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at September 30, 2016 and as of the date of this report will not have a material impact on the Company’s consolidated financial positions or results of operations.

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

Under the terms of the CMA, the SMSC paid the horsemen $6.7 million and $6.2 million in the first nine months of 2016 and 2015, respectively, primarily for purse enhancements for the live race meets in the respective years.

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events. Under the CMA, the SMSC paid the Company $1,197,000 and $944,000 for marketing purposes during the nine months ended September 30, 2016 and 2015, respectively.

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

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the nine months ended September 30, 2016, the Company recorded $610,000 in other revenue and incurred $440,000 in advertising and marketing expense and $170,000 in depreciation related to the SMSC marketing payment. For the nine months ended September 30, 2015, the Company recorded $800,000 in other revenue and incurred $630,000 in advertising and marketing expense and $170,000 in depreciation related to the SMSC marketing payment. The excess of amounts received over revenue is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheets.

Under the CMA, the Company agreed for the term of the CMA that it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

As part of the CMA, and pursuant to a related SAR Agreement dated June 14, 2012, the Company issued stock appreciation rights to the SMSC. For the nine months ended September 30, 2015, the Company recognized $142,000 of expense related to these stock appreciation rights, of which $142,000 was recorded as an offset to other revenue. On July 30, 2015, the Company sold the land and buildings related to the Shakopee Valley RV Park located in Shakopee, Minnesota to SMSC for $100,000 plus the cancellation of the vested and unvested SARs. As a result, there was no expense for the nine months ended September 30, 2016.

9.	SUBSEQUENT EVENTS

During October 2016, the Company received additional insurance proceeds of $592,000 from multiple severe storms during 2014 that caused damage to buildings at the Track. As of September 30, 2016, the Company recognized a $592,000 insurance recoveries gain in the Consolidated Statements of Operations as “Gain on insurance recoveries”. Based on future events, the Company may receive additional insurance proceeds. The Company has concluded that these additional funds represent contingent gains and in accordance with U.S. GAAP, has not recorded an estimate for any additional future proceeds in the Company’s 2016 third quarter financial statements.

On November 11, 2016, the Company entered into a new general credit and security agreement with Bremer Bank, which provides a revolving credit line of up to $6,000,000 and expires on November 11, 2017. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company.

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

Operations Review for the Three and Nine Months Ended September 30, 2016:

EBITDA

EBITDA represents earnings before interest income, income tax expense, and depreciation and amortization. Adjusted EBITDA excludes certain non-recurring items to provide a better measure of the Company’s core operating results and to provide period-to-period comparisons. EBITDA and Adjusted EBITDA are not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance or cash flows from operating activities as a measure of liquidity. EBITDA and Adjusted EBITDA have been presented as a supplemental disclosure because they are widely used measures of performance and a basis for valuation of companies in our industry. Moreover, other companies that provide EBITDA and Adjusted EBITDA information may calculate EBITDA and Adjusted EBITDA differently than we do. For the nine months ended September 30, 2016, Adjusted EBITDA excluded the gain on sale of land, gain on disposal of assets and gain on insurance recoveries.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and Adjusted EBITDA (defined above), which is a non-GAAP measure, for the nine months ended September 30, 2016 and 2015:

Summary of EBITDA Data
	Nine Months Ended September 30,
	2016	2015
NET INCOME	$3,511,490	$1,773,313
Interest (income) expense, net	48,488	(1,653)
Income tax expense	2,419,447	1,247,049
Depreciation	1,866,975	1,738,900
EBITDA	7,846,400	4,757,609
Gain on insurance recoveries	(592,276)	(120,090)
Gain on disposal of assets	—	(347,348)
Gain on sale of land	(3,990,519)	—
ADJUSTED EBITDA	$3,263,605	$4,290,171

Adjusted EBITDA decreased $1,027,000, or 23.9%, and decreased as a percentage of net revenues to 8.0% from 10.3% for the nine months ended September 30, 2016 as compared to the same period in 2015. The decrease is primarily due to the decline in revenues and an increase in salaries and benefits for the nine months ended September 30, 2016 compared to the same period in 2015.

Revenues:

Total net revenues decreased $102,000, or 0.6%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. This decrease primarily consists of decreases in pari-mutuel and Card Casino revenue of 8.6% and 1.1%, respectively, partially offset by an increase in food and beverage revenue of 4.4%. Total net revenues decreased $598,000, or 1.4%, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. This decrease primarily consists of decreases in pari-mutuel, Card Casino and food and beverage revenue of 7.1%, 0.8% and 1.0%, respectively. The following discussion provides further information regarding our operating revenues.

Pari-mutuel Data Revenues:

	Nine Months Ended September 30,
Racing Days	2016	2015
Simulcast only racing days	205	203
Live and simulcast racing days	69	70
Total Number of Racing Days	274	273

On-Track Simulcast Handle
Simulcast handle on simulcast only racing days	$13,364,000	$13,665,000
Simulcast handle on live racing days	7,973,000	9,057,000
Total simulcast handle	21,337,000	22,722,000

Live Racing Handle	12,140,000	12,509,000
Total On-Track Handle	33,477,000	35,231,000

Out-of-state Live Handle	31,164,000	28,621,000
Total Handle	$64,641,000	$63,852,000

During 2016, the Company implemented a live racing take-out reduction to become the lowest take-out racetrack in the industry to promote our racing on a national scale. As indicated in the table above, total handle wagered increased $789,000, or 1.2%, in the nine months ended September 30, 2016 compared to the same period last year.

The increase in total handle is primarily attributable to the following factors. Out-of-state handle increased by $2,543,000, or 8.9%, for the nine months ended September 30, 2016, compared to the same period in 2015. The increase was partially offset by a 3.0% decrease in live racing handle primarily due to one less day of racing and a 6.0% decrease in simulcast handle due in part to the lack of a Triple Crown contender in 2016.

The increase in out-of-state wagering volume didn’t offset the take-out rate reduction for the three and nine months ended September 30, 2016 compared to the same periods in 2015. Pari-mutuel revenue decreased $332,000, or 8.5%, and $613,000, or 7.1%, for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. In addition, the decrease in revenue is attributable to the decline in simulcast and live racing handle.

 Card Casino Revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Poker Games	$2,238,000	$2,358,000	$6,953,000	$7,156,000
Table Games	4,475,000	4,433,000	12,557,000	12,639,000
Total Collection Revenue	6,713,000	6,791,000	19,510,000	19,795,000
Other Revenue	612,000	614,000	1,935,000	1,832,000
Total Card Casino Revenue	$7,325,000	$7,405,000	$21,445,000	$21,627,000

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

As indicated in the table above, total Card Casino revenue decreased $182,000 or 0.8%, for the three and nine months, respectively, ended September 30, 2016 compared to the same periods in 2015. Card Casino revenue was relatively flat for the three and nine months ended September 30, 2016 compared to the same periods in 2015.

Food and Beverage Revenue:

Food and beverage revenue increased $146,000, or 4.4%, for the three months ended September 30, 2016 compared to the same period in 2015. The increase is attributable to increased catering sales and price increases on select menu items. Food and beverage revenue decreased $71,000, or 1.0%, for the nine months ended September 30, 2016 compared to the same periods in 2015, primarily attributable to the loss of a major annual musical festival hosted in 2015 due to the sale of our festival field land as noted below in “Gain on sale of land”.

Other Revenue:

Other revenue increased $157,000, or 7.2%, September 30, 2016 compared to the same periods in 2015. This increase is primarily due to increased advertising revenue payments under the CMA agreement for joint marketing efforts.

Operating Expenses:

Total operating expenses decreased $273,000, or 1.8%, for the three months ended September 30, 2016 compared to the same period in 2015. Total operating expenses increased $432,000, or 1.1%, excluding the gain on sale of land of $3,991,000 in 2016, for the nine months ended September 30, 2016 compared to the same period in 2015. The following paragraphs provide further detail regarding operating expenses.

Purse expense decreased $209,000, or 8.8%, and $293,000, or 5.5%, for the three and nine months, respectively, ended September 30, 2016 compared to the same periods in 2015. The change is primarily due to a decrease in live racing handle and a change in the statutory formula by which our purse expense is determined. Pursuant to legislation that took effect January 1, purse rates are now determined based on a single rate, rather than the variable rate depending on the time of the year that was previously in effect. This change will cause our purse expense in the fiscal year to be higher in the first and fourth quarters and lower in the second and third quarters when compared to payments calculated under the previous statutory structure. However, the change is not expected to have any material impact on our purse expense on an annual basis.

Salaries and benefits increased $90,000, or 1.5%, and $658,000, or 4.0%, for the three and nine months, respectively, ended September 30, 2016 compared to the same periods in 2015. The increase is primarily due to the State of Minnesota mandated increase in the minimum wage from $8.00 per hour to $9.00 per hour effective August 1, 2015 to $9.50 per hour effective August 1, 2016.

The gain on sale of land is due to the sale of approximately 24 acres of land adjacent to the Racetrack for a total consideration of $4.3 million.

The gain on disposal of assets is due to sale of the land and buildings related to the Shakopee Valley RV Park to SMSC during 2015. The purchase price paid by SMSC for these assets was $100,000 and the cancellation of an agreement granting stock appreciation rights with a liability carrying value of $641,000 that the Company issued to SMSC pursuant to the CMA. The Company recorded a gain of $347,000.

During 2014, the Company incurred damage to buildings from multiple severe storms at the Racetrack. As of September 30, 2015, the Company recognized a $120,000 insurance recoveries gain in the Consolidated Statements of Operations as “Gain on insurance recoveries”. During October 2016, the Company received additional insurance proceeds of $592,000. As of September 30, 2016, the Company recognized a $592,000 insurance recoveries gain as a “Recognized Subsequent Event” in the Consolidated Statements of Operations as “Gain on insurance recoveries”, in accordance with U.S. GAAP. The storms did not cause any material interruptions to the business or impact on the Company’s consolidated financial results of operations. Based on future events, the Company may receive additional insurance proceeds. The Company has concluded that these additional funds represent contingent gains and in accordance with U.S. GAAP, has not recorded an estimate for any additional future proceeds in the Company’s 2016 third quarter consolidated financial statements.

Other operating expenses increased $392,000, or 11.6%, and $22,000, or 0.3%, for the three and nine months, respectively, ended September 30, 2016 compared to the same periods in 2015. The changes are primarily attributable to the implementation of a new human capital management software system, and professional fees related to an announced corporate restructuring and efforts to develop unused or underutilized land.

Income tax expense increased $59,000, or 10.3%, for the three months ended September 30, 2016 compared to the same period in 2015. Income tax expense increased $1,720,000, or 94.0%, for the nine months ended September 30, 2016 compared to the same period in 2015. The effective rate was comparable year-over-year, but the increase in deferred tax expense is attributable to recording a deferred tax liability on the gain on sale of the land and gain on insurance recoveries.

Net Income for the three months ended September 30, 2016 and 2015 was $926,000 and $813,000, respectively. Net Income for the nine months ended September 30, 2016 and 2015 was $3,511,000 and $1,773,000, respectively.

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

Liquidity and Capital Resources:

Net cash provided by operating activities for the nine months ended September 30, 2016 was $2,543,000 primarily as a result of the following: The Company reported net income of $3,511,000, depreciation of $1,867,000, and deferred income taxes of $1,215,000. The Company also experienced an increase in accounts payable of $1,634,000 and Card Casino accruals of $791,000. This was partially offset by an increase in restricted cash of $574,000 and due from Minnesota horsemen associations of $1,101,000, and partially offset by the gain on disposal of assets relating to the sale of land of $3,990,000 and gain on insurance recoveries of $592,000.

Net cash provided by operating activities for the nine months ended September 30, 2015 was $4,142,000 primarily as a result of the following: The Company reported net income of $1,773,000 and depreciation of $1,739,000. The Company also experienced an increase in accounts payable of $1,104,000 and Card Casino accruals of $540,000. This was partially offset by an increase in net income taxes paid of approximately $433,000 and other current assets of $413,000.

Net cash used in investing activities for the first nine months of 2016 was $3,777,000, primarily for building remodel projects and the purchase of land. Net cash used in investing activities for the first nine months of 2015 of $3,622,000 was primarily for a variety of equipment purchases and building remodel projects.

Net cash used in financing activities during the first nine months of 2016 was $2,589,000, primarily for principal payments of capital lease obligations and payment of cash dividends to shareholders. Net cash used in financing activities during the first nine months of 2015 was $942,000 primarily for the payment of cash dividends.

The Company had a general credit and security agreement with Bremer Bank, which provided a revolving credit line of up to $3,000,000 and expired on September 30, 2016. The Company had no borrowings under the credit line during the nine months ended September 30, 2016 or the year ended December 31, 2015. This general credit line was replaced with a new agreement, see below.

On November 11, 2016, the Company signed a new general credit and security agreement with Bremer Bank, which provides a revolving credit line of up to $6,000,000 and expires on November 11, 2017. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company.

The Company’s cash and cash equivalent balance at September 30, 2016 was $ 4.4 million compared to $ 8.3 million at December 31, 2015. The Company believes that unrestricted funds available in its cash accounts, amounts available under its revolving line of credit, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements for regular operations, as well as predevelopment expenses during 2016. However, if the Company engages in real estate development, additional financing would more than likely be required.

Critical Accounting Policies and Estimates:

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are included in Note 1 to our consolidated financial statements in our 2015 Annual Report on Form 10-K. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 73.7% of our total assets at September 30, 2016. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows. If the sum of the related expected future net cash flows is less than the carrying value, management would determine how much of an impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. To date, we have determined that no impairment of these assets exists.

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

Legislation:

Minimum Wage Legislation

Legislation that was enacted into law in 2014 increased the minimum wage that must be paid to most company employees from $7.25 to $8.00 on August 1, 2014, and from $8.00 to $9.00 per hour on August 1, 2015. A further increase from $9.00 to $9.50 per hour went into effect on August 1, 2016. In addition, starting January 1, 2018, the minimum wage will increase at the beginning of each year by the rate of inflation with a maximum increase of up to 2.5% per year. Prior to August 1, 2014, the Company employed a large number of individuals who received an hourly wage equal to or slightly above $7.25 per hour. As a result, this legislation had an adverse impact in 2014 and 2015 and will continue to have an adverse impact in 2016 and beyond. We have implemented measures, and will continue to implement measures, to mitigate the impact of this increase by raising our prices and/or reducing our employee count. However, these measures could themselves have an adverse effect because higher prices and diminished service levels may discourage customers from visiting the Racetrack. To the extent we are not able to implement such price increases and other cost cutting measures, the increase in the minimum wage will adversely affect our net income.

Advanced Deposit Wagering Legislation

During May 2016, the Advanced Deposit Wagering (“ADW”) legislation was signed into law by the governor of Minnesota. The bill will establish licensing criteria and regulatory oversight of ADW providers doing business in the State of Minnesota. This would allow the Minnesota Racing Commission (“MRC”) to regulate pari-mutuel wagering already occurring in Minnesota and allow Canterbury Park to contract for source market fees from this wagering. These source market fees from ADW handle from Minnesota residents would benefit the Company, the MRC, Minnesota horseracing industry and Minnesota breeders although it may also have a negative impact on handle as more customers may wager online. Currently, the Company is assessing the financial impact of the new legislation and cannot estimate it at this time.

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

Under the terms of the CMA, the SMSC paid the horsemen $6.7 million and $6.2 million in the first nine months of 2016 and 2015, respectively, primarily for purse enhancements for the live race meets in the respective years.

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events. Under the CMA, the SMSC paid the Company $1,197,000 and $944,000 for marketing purposes during the nine months ended September 30, 2016 and 2015, respectively.

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

1  Includes $100,000 each year payable to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the nine months ended September 30, 2016, the Company recorded $610,000 in other revenue and incurred $440,000 in advertising and marketing expense and $170,000 in depreciation related to the SMSC marketing payment. For the nine months ended September 30, 2015, the Company recorded $800,000 in other revenue and incurred $630,000 in advertising and marketing expense and $170,000 in depreciation related to the SMSC marketing payment. The excess of amounts received over revenue is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheets.

Under the CMA, the Company agreed for the term of the CMA that it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

As part of the CMA, and pursuant to a related SAR Agreement dated June 14, 2012, the Company issued stock appreciation rights to the SMSC. For the nine months ended September 30, 2015, the Company recognized $142,000 of expense related to these stock appreciation rights, of which $142,000 was recorded as an offset to other revenue. On July 30, 2015, the Company sold the land and buildings related to the Shakopee Valley RV Park located in Shakopee, Minnesota to SMSC for $100,000 plus the cancellation of the vested and unvested SARs. As a result, there was no expense for the nine months ended September 30, 2016.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors reported under Item 1A in the Form 10-K for the year ended December 31, 2015, and the risk factors presented therein are incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable.

(b)	Not Applicable.

(c)	On December 17, 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 12b-18 in open market transactions, block purchases of privately negotiated transactions (the “2008 Stock Repurchase Plan”). From its adoption until August 13, 2012, the Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and, on such date, authorized the repurchase of an additional 100,000 shares of the Company’s common stock. The Company did not repurchase any shares during the third quarter of 2016. The maximum number of shares that may yet be purchased under the above authorizations is 128,781 as of September 30, 2016.

Item 3.	Defaults upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

(a)	The following exhibits are included herein:

11	Statement re computation of per share earnings – See Net Income Per Share under Note 1 of Notes to Consolidated Financial Statements under Part 1, Item 1, which is incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated:	November 14, 2016	/s/ Randall D. Sampson
Randall D. Sampson,
President and Chief Executive Officer

Dated:	November 14, 2016	/s/ David C. Hansen
David C. Hansen,
Vice President and Chief Financial Officer