Form 10-K
period 2016-12-31
Canterbury Park Holding Corp
filed 2017-03-30
CIK 1672909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ______ to ______

Commission File Number: 001-37858

CANTERBURY PARK HOLDING CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Minnesota	47-5349765
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1100 Canterbury Road Shakopee, MN 55379

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (952) 445-7223

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value	The NASDAQ Stock Market LLC
Title of Each Class	Name of Exchange on which Registered

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates based on the price at which the Company’s common stock was last sold on the NASDAQ Global Market, on June 30, 2016, the end of the registrant’s most recently completed second fiscal quarter was $26,827,605.

On March 15, 2017, the Company had 4,355,315 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders, to be held on June 7, 2017 and which will be filed on or before April 28, 2017, are incorporated by reference into Part III of this Form 10-K.

1

CANTERBURY PARK HOLDING CORPORATION

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED December 31, 2016

Item 1.	BUSINESS

(a) General Development of the Business

Recent Reorganization - Canterbury Park Holding Corporation (the “Company”) was incorporated as a Minnesota corporation in October 2015. The Company is a successor corporation to another corporation, also named Canterbury Park Holding Corporation, that was incorporated in 1994 (“CPHC”). Effective as of the close of business on June 30, 2016 CPHC’s business and operations were reorganized into a holding company structure (the “Reorganization”) pursuant to an Agreement and Plan of Merger dated as of March 1, 2016 that was approved by CPHC’s shareholders on June 28, 2016. Pursuant to the Reorganization:

●	The Company replaced CPHC as the public company owned by CPHC’s shareholders, with each shareholder at June 30, 2016 owning the same number of shares and having the same percentage ownership in the Company (and, indirectly, in all property and other assets then owned by CPHC) immediately after the Reorganization as that shareholder had in CPHC immediately before the Reorganization.

●	The Company became the holding company for and parent company of two subsidiaries, Canterbury Park Entertainment LLC (“EntertainmentCo”) and Canterbury Development LLC (“DevelopmentCo”).

●	EntertainmentCo was the surviving business entity in a merger with CPHC pursuant to the Reorganization and it became the direct owner of all land, facilities, and substantially all other assets related to the CPHC’s pari-mutuel wagering, Card Casino, concessions and other related businesses (“Racetrack Operations”), and EntertainmentCo continues to conduct these businesses consistent with CPHC’s past practices and the Racetrack operations continue to be subject to direct regulation by the Minnesota Racing Commission (“MRC”).

●	DevelopmentCo continues CPHC’s efforts prior to June 30, 2016 to commercially develop approximately 140 acres of Company land that is not needed for Racetrack Operations. DevelopmentCo is not subject to direct regulation by the MRC.

●	On July 1, 2016 the shares of the Company’s common stock began trading on the NASDAQ Global Market under the symbol “CPHC.”

Further information regarding the Reorganization is set forth in the Company’s Registration Statement on Form S-4 (File No. 333-210877) filed with the SEC on April 22, 2016, which information is incorporated herein by reference.

For purposes of this Report on Form 10-K, when the term “Company” is used with reference to information covering or related to periods up to and including June 30, 2016, such term refers to the operations of CPHC prior to the Reorganization.

Business Overview - Canterbury Park Holding Corporation (the “Company,” “we,” “our,” or “us”) hosts pari-mutuel wagering on horse races and “unbanked” card games at its Canterbury Park Racetrack and Card Casino facility (the “Racetrack”) in Shakopee, Minnesota. The Company’s pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack and year-round wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”). Unbanked card games, in which patrons compete against each other, are hosted in the Card Casino at the Racetrack. The Company also derives revenues from related services and activities, such as food and beverage, parking, advertising signage, publication sales, and catering and events held at the Racetrack. The ownership and operation of the Racetrack and the Card Casino are significantly regulated by the Minnesota Racing Commission (“MRC”).

The Company was incorporated under the laws of Minnesota on March 24, 1994, acquired the Racetrack on March 29, 1994, commenced seven day a week simulcast operations on May 6, 1994, and, beginning in May 1995, launched live horse racing and related pari-mutuel wagering on a seasonal basis, generally from early May to early September. The Card Casino opened on April 19, 2000 and, with authority to host card games at up to 80 tables, the Company currently hosts live play on approximately 65 tables on a daily basis.

In June 2012, the Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”) pursuant to which SMSC has agreed, through 2022, to supplement purses for live races at the Racetrack, as well as provide funds to the Company for joint marketing efforts with SMSC. See “Cooperative Marketing Agreement” at (c)(viii) below for additional information.

The Company’s website is www.canterburypark.com. Our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge on our website.

(b) Financial Information About Segments

The Company divides its business into three segments: horse racing, Card Casino, and food and beverage. The horse racing segment represents our pari-mutuel wagering operations on simulcast and live horse races; the Card Casino segment represents our unbanked card operations; and the food and beverage segment includes both concessions and catering and events services provided at the Racetrack.

(c) Narrative Description of Business

(i)	Horse Racing Operations

The Company’s horse racing operations consist of year-round simulcasting of horse races from around the U.S. and internationally, and wagering on live thoroughbred and quarter horse races (“live meets”) held on a seasonal basis beginning in May and generally concluding in September each year.

Live Racing

For the years ended December 31, 2016 and 2015 the Racetrack hosted 69 days and 70 days, respectively, of live racing beginning in mid-May and concluding in September. Currently, Minnesota law requires the Company to schedule a minimum of 125 days of live racing annually, unless the Minnesota Horsemen’s Benevolent and Protective Association (the “MHBPA”) agrees to a lesser number of live racing days. Since 1995, the MHBPA has agreed to waive the 125-day requirement and has allowed the Company to run a live meet of at least 50 days each year. Pursuant to the CMA, the MHBPA entered into a Horse Association Agreement in which it agreed to waive the 125-day requirement provided that at least 65 days of live racing are scheduled each year during the term of the agreement. If, for any reason, the MHBPA ceases to be bound by its obligations under the Horse Association Agreement, and the Company and the MHBPA are unable to agree on a live meet shorter than 125 days, the Company’s operations could be adversely impacted by a decrease in the daily purses, potential reduction in the quality of horses, lower attendance, lower overall total amount wagered (“handle”), and substantially greater operating expenses.

Simulcasting

Simulcasting is the process by which live horse races held at one facility (the “host track”) are transmitted simultaneously to other locations to allow patrons at each receiving location (the “guest track”) to place wagers on races transmitted from the host track. Monies are collected at the guest track and the information with respect to the total amount wagered is electronically transmitted to the host track. All of the amounts wagered at guest tracks are combined into the appropriate pools at the host track with the final odds and payouts based upon all the monies in the respective pools.

The Company offers simulcast racing from up to 20 racetracks per day, seven days a week, 363 days per year, including Churchill Downs, Santa Anita, Gulfstream Park, Belmont Park, and Saratoga Racecourse. In addition, races of national interest, such as the Kentucky Derby, the Preakness Stakes, the Belmont Stakes, and the Breeders’ Cup supplement the regular simulcast program. The Company regularly evaluates its agreements with other racetracks in order to offer the most popular simulcast signals of live horse racing that are reasonably available.

Under applicable provisions of federal and state law, in order to conduct simulcast operations either as a host or guest track, the Company must obtain the consent of the state’s regulatory authority and the organization which represents a majority of the owners and trainers of the horses who race at the Racetrack. In Minnesota, such consent must be obtained from the MRC and the MHBPA, respectively. As these consents are obtained annually, no assurance can be given that the MRC and the MHBPA will allow the Company to conduct simulcast operations either as a host or guest track after 2017. If the MRC or the MHBPA does not consent, the Company’s operations could be adversely impacted by a decrease in pari-mutuel revenue, potential reduction in the quality of horses, lower attendance, and lower overall handle.

(ii)	Card Casino Operations

The Card Casino is open 24 hours per day, seven days per week, and offers two forms of unbanked card games: poker and table games.

Poker games, including Texas Hold ‘Em, Stud, and Omaha, with betting limits per hand ranging between $2 and $100, are currently offered in the poker room. A dealer, employed by the Company, regulates the play of the game at each table and deals the cards but does not participate in play. In poker games, the Company is allowed to deduct a percentage from the accumulated wagers and impose other charges for hosting the activity but does not have an interest in the outcome of a game. The Company may add additional prizes, awards or money to any game for promotional purposes.

The Card Casino currently offers the following table games: Blackjack, Mississippi Stud, Fortune Pai Gow, Three Card Poker, Crazy 4 Poker, Ultimate Texas Hold ‘Em, EZ Baccarat, Criss Cross Poker, and Free Bet Blackjack. The Company has the option to offer banked games under laws governing Card Casino operations but currently only offers “unbanked” games. “Unbanked” refers to a wagering system or game where wagers lost in card games are accumulated into a player pool liability for purposes of enhancing the total amount paid back to winning players. The Company can only serve as custodian of the player pool, may not have an active interest in any card game and does not recognize amounts that dealers “win” or “lose” during the course of play as revenue.

Under Minnesota law, the Company is required to pay 10% of the first $6 million of gross Card Casino revenues towards purses for live horse racing at the Racetrack. After meeting the $6 million threshold, the Company must pay 14% of gross Card Casino revenues as purse monies. Of funds allocated for purses, the Company pays 10% of the purse monies to the Minnesota Breeders’ Fund (the “MBF”), which is a fund apportioned by the MRC among various purposes related to Minnesota’s horse breeding and horse racing industries. The remaining 90% of purse monies are divided between thoroughbred (90%) and quarter horse (10%) purse funds.

(iii)	Food and Beverage Operations

The Company’s food and beverage operations consist of concession stands, restaurant and buffet, bars and other food venues. The Company offers two year-around café style restaurants and full service bars within the Card Casino and simulcast area. The Card Casino offers tableside menu service 24 hours a day. Our Triple Crown Club offers lounge services along with a buffet restaurant. During live racing a wide variety of concession style food and beverage options are available to our guests

The food and beverage operations also include our catering and events services. The Company is the fourth largest event space in the Twin Cities with more than 100,000 square feet of available space. The Company’s facilities provide a variety of purposes for year-round events and other activities. The Company’s event space has been used for craft shows, trade shows, pool and poker tournaments, automobile and other utility vehicle shows, major art shows, and fundraisers. The Company’s outdoor spaces have been used for concerts, snowmobile races and other competitions. In 2016, the Company completed construction of a redesign of the infield of the Racetrack to utilize the space as a concert and event area. In addition to event space the Company rents space in its horse stable area for boat storage during the winter months.

(iv)	Sources of Revenue

General

The Company’s revenues are principally derived from three activities: Card Casino operations, wagering on live and simulcast horse races, and food and beverage sales. For the year ended December 31, 2016, revenues from Card Casino operations represented 55.6% of total revenues, wagering on horse races generated 18.1% of total revenues, and food and beverage revenue represented 14.9% of total revenues.

Card Casino Operations

The Company currently receives collection revenue from poker and table games wagering in its Card Casino, which operates 24 hours per day, seven days per week. The primary source of Card Casino revenue is a percentage of the wagers received from the players, aggregated up to 18% per day as defined by MRC regulations, as compensation for providing the Card Casino facility and services, referred to as “collection revenue.” In addition, several table games offer a progressive jackpot. The player has the option of playing the jackpot and has the opportunity to win some or the entire jackpot amount, depending upon their hand. The Company collects a “rake” of 5%-10%, depending on the limit of the game, of each addition to the “pot” up to a maximum of $5 per hand as its collection revenue. In addition, poker games offer progressive jackpots for most games. In order to fund the jackpot pools, the dealer withholds $1 from each final pot in excess of the $15 minimum.

Pari-Mutuel Wagering – General

In pari-mutuel wagering, bettors wager against each other in a pool, rather than against the operator of the facility or with preset odds. From the total handle wagered, the Minnesota Pari-Mutuel Horse Racing Act (the “Racing Act”) specifies the maximum percentage, referred to as the “takeout,” which may be withheld by the Racetrack, with the balance returned to the winning bettors. The takeout constitutes one of the Racetrack’s primary sources of operating revenue. From the takeout, funds are set aside for purses and paid to the State of Minnesota for pari-mutuel taxes and to the MBF. The balance of the takeout remaining after these deductions is commonly referred to as the “retainage.”

The various forms of pari-mutuel wagering can be divided into two categories: straight wagering pools and multiple wagering pools, which are also referred to as “exotic” wagering pools. Examples of straight wagers include: “win,” “place,” and “show.” Examples of exotic wagers include: “daily double,” “exacta,” “trifecta,” and “pick four.”

The amount of takeout earned by the Company depends on where the race is run and the form of wager (straight or exotic). Net revenues from pari-mutuel wagering on live races run at the Racetrack consist of the total amount wagered, less the amounts paid (i) to winning patrons, (ii) for purses, (iii) to the MBF and (iv) for pari-mutuel taxes to the State of Minnesota. Net revenues from pari-mutuel wagering on races being run at out-of-state racetracks and simulcast to the Racetrack have similar expenses but also include a host fee payment to the host track. The host fee, which is calculated as a percentage of monies wagered (generally 3.0% to 10.0%), is negotiated with the host track and must comply with state laws governing the host track. Pari-mutuel revenues also include commission and breakage revenues on live on-track and simulcast racing, fees received from out-of-state racetracks for wagering on our live races and proceeds from unredeemed pari-mutuel tickets.

Effective November 1, 2016, the Advanced Deposit Wagering (“ADW”) legislation allows Minnesota residents to engage in pari-mutuel wagering on out-of-state horse races online with a prefunded account through an ADW provider. The Company receives a percentage of monies wagered (generally 3.25% to 5.0%) by Minnesota residents through the ADW provider as a source market fee. The Company receives 72% of the gross source market fees less the amount of at least 50% for purses and breeders’ awards. The percentage of source marketing fee retained by the Company is recorded as operating revenue and the percentage to the purses and breeders’ awards are recorded as operating expenses.

Wagering on Live Races

The Racing Act establishes the maximum takeout that may be deducted from the handle. The takeout percentage on live races depends on the type of wager. The total maximum takeouts are 17% from straight wagering pools and 23% from exotic wagering pools. From this takeout, Minnesota law requires deductions for purses, pari-mutuel taxes, and payments to the MBF. In 2016, the Company implemented reduced takeout rates as a promotion designed to increase handle. Takeout on straight wagering pools was reduced to 15% and takeout on exotic wagering pools was reduced to 18%. As the results of this takeout reduction did not meet expectations the promotion will not be continued in 2017.

While the Racing Act provides that a minimum of 8.4% of the live racing handle is to be paid as purses to the owners of the horses, the size of the purse is subject to further agreement with the MHBPA and the Minnesota Quarter Horse Association (the “horsepersons’ associations”). In addition, the MBF receives 1% of the handle. The pari-mutuel tax applicable to wagering on all simulcast and live races is 6% of takeout in excess of $12 million during the twelve-month period beginning July 1 and ending the following June 30.

Wagering on Simulcast Races

Through December 31, 2015, different amounts were deducted for purses from the takeout depending on whether simulcasting occurred during the “Racing Season,” a statutorily defined 25-week period which began in early May each year, or outside of the Racing Season. If simulcasting occurred during the Racing Season, the amount set aside for purses further depended on whether the simulcasting was part of a full racing card that occurred during the part of the day that live races were conducted at the Racetrack. For races that were part of a full simulcast racing card that took place within the time of live races at the Racetrack, the amount reserved for purse payout was 8.4%. For simulcasting conducted during the Racing Season that did not occur within the time period of live races, the purse was equal to 50% of the takeout remaining after deductions for pari-mutuel taxes, payments to the MBF, and payments to the host racetrack for host track fees. For simulcasting conducted outside of the Racing Season, the amount that must be contributed to the purses was 25% of the takeout after deducting pari-mutuel taxes, payments to the MBF, and host fee payments to the host racetrack.

Minnesota law was amended in 2015 and became effective January 1, 2016 to establish a single blended rate of 37% of the takeout remaining after deductions for pari-mutuel taxes, payments to the MBF, and payments to the host racetrack for host track fees for “Purse” both during and outside of the racing season. The change didn’t have a material impact on our financial statements year-over-year. However, for comparison purposes, the rate change had an effect on our quarter-to-quarter results of operations with purse expense in the first and fourth quarters higher and the second and third quarters lower under the new percentages.

Food and Beverage Revenue

The Company earns revenue from sales in its restaurant, catering areas and numerous concession stands located throughout the facility. Food and beverage sales are also offered in the card room, during live and simulcast racing, and during events.

Other Revenue

The Company generates cash revenues from the receipt of reserved seating charges, preferred and valet parking and the sales of various daily pari-mutuel publications. Additional revenues are derived from special events and other space rentals. The Company also generates revenue from providing advertising signage space.

(v)	Competition

The Company faces direct competition from North Metro Harness Initiative, LLC (“NMHI”) that operates Running Aces Harness Park in Columbus Township, Anoka County, Minnesota, a racetrack and card room that is located approximately 50 miles from Canterbury Park. NHMI offers pari-mutuel wagering on live races of standardbred (“harness”) horses on a seasonal basis and year around wagering on simulcasting of all breeds of horse races. In addition to pari-mutuel wagering, NHMI operates a card room which directly competes with the Company’s Card Casino. Due to its proximity and similar wagering and gaming offerings, NHMI’s direct and substantial competition could adversely impact the Company’s business, financial condition and results of operations.

The Company operates in a highly competitive wagering and gaming industry with a large number of participants. The Company competes with competitive wagering operations and activities that include tribal casinos, state-sponsored lotteries and other forms of legalized gaming in the U.S. and other jurisdictions. The Company competes with a number of tribal casinos in the State of Minnesota that offer video slot machines, table games and unbanked card games, including Minnesota’s largest casino, Mystic Lake, which is located approximately four miles from the Racetrack.

Additionally, Internet-based interactive gaming and wagering is growing rapidly and adversely affects all forms of wagering offered by the Company. Legislation, effective November 1, 2016, allowed the Company to begin collecting source market fees from ADW Companies. These companies provide legal simulcast horse wagering over the internet. The legislation will allow the Company to recoup a percentage of all simulcast horse racing wagers made by Minnesota residents over the internet on out-of-state races; however, the legal clarification of this type of wagering will significantly intensify the competition in the marketplace. The Company anticipates competition from other existing and new Internet-based gaming ventures, including Fantasy Sports, will become more intense as State and federal regulation of Internet-based activities is clarified.

The Company faces indirect competition from a variety of sources for discretionary consumer spending including spectator sports and other entertainment and gaming options. In the Minneapolis-Saint Paul metropolitan area, competition includes a wide range of live and televised professional and collegiate sporting events. In addition, live horse racing competes with a wide variety of summer attractions, including amusement parks, sporting events, and other local activities.

Finally, the Company competes with racetracks located throughout the United States in securing horses to run at the Racetrack. Attracting owners and trainers that can bring high quality horses to our Racetrack is largely dependent on the ability to offer competitive purses. The Company experiences significant competition for horses from racetracks located near Des Moines, Iowa and Chicago, Illinois. This competition is expected to continue for the foreseeable future.

(vi)	Regulation

General

The ownership and operation of the Racetrack in Minnesota is subject to significant regulation by the MRC under the Racing Act and the rules adopted by the MRC. The Racing Act governs the allocation of each wagering pool to winning bettors, the Racetrack, purses, pari-mutuel taxes, and the MBF, and empowers the MRC to license and regulate substantially all aspects of horse racing in the State. The MRC, among other things, grants operating licenses to racetracks after an application process and public hearings, licenses all racetrack employees, jockeys, trainers, veterinarians, and other participants, regulates the transfer of ownership interests in licenses, allocates live race days and simulcast-only race days, approves race programs, regulates the conduct of races, sets specifications for the racing ovals, animal facilities, employee quarters and public areas of racetracks, regulates the types of wagers on horse races, and approves significant contractual arrangements with racetracks, including management agreements, simulcast arrangements, and totalizator contracts.

A federal statute, the Interstate Horse Racing Act of 1978, also requires that a racetrack must obtain the consent of the group representing the horsepersons (owners and trainers) racing the breed of horses that race a majority of the time at the racetrack (the MHBPA), and the consent of the state agency regulating the racetrack (in Minnesota, the MRC), in order to transmit simulcast signals of its live races or to receive and use simulcast signals from other racetracks.

Issuance of Class A and Class B Licenses to the Company

The Company holds a Class A License, issued by the MRC, which allows the Company to own and operate the Racetrack. The Class A License is effective until revoked, suspended by the MRC or relinquished by the licensee. Currently, the fee for a Class A License is $253,000 per fiscal year.

The Company also holds a Class B License, issued by the MRC, that allows the Company to sponsor and manage horse racing on which pari-mutuel wagering is conducted at its Class A licensed racetrack and on other horse races run at out-of-state locations as authorized by the MRC. The Class B License is renewable each year by the MRC after a public hearing (if required by the MRC). Currently, the fee for the Class B License is $500 for each assigned race day on which live racing is actually conducted and $100 for each day on which simulcasting is authorized and actually takes place.

In addition, the law requires that the Company reimburse the MRC for actual costs, including stewards, state veterinarians and drug testing, related to the regulating of live racing. For fiscal years ended December 31, 2016 and 2015, the Company paid $587,000 and $601,000 respectively, to the MRC as reimbursement for costs of regulating live racing operations.

Limitation on the Number of Class A and Class B Licenses

Pursuant to the Racing Act, so long as the Racetrack maintains its Class A License, no other Class A License may be issued to own and operate a racetrack in the seven county metropolitan area where thoroughbred and quarter horses are raced. However, the Racing Act provides that the MRC may issue an additional Class A License within the seven-county metropolitan area, if the additional license is issued for a facility which, among other conditions, is located more than 20 miles from the Racetrack, contains a track no larger than five-eighths of a mile in circumference, and is used exclusively for standardbred (harness) racing. In January 2005 this additional Class A license was issued to NMHI (see “Competition” above).

Limitation on Ownership and Management of an Entity which holds a Class A and/or Class B License

The Racing Act requires prior MRC approval of all officers, directors, 5% shareholders or other persons having a present or future direct or indirect financial or management interest in any person applying for a Class A or Class B license, and if a change of ownership of more than 5% of the licensee’s shares is made after an application is filed or the license issued, the applicant or licensee must notify the MRC of the changes within five days of this occurrence and provide the information required by the Racing Act.

Card Casino Regulation

The MRC is also authorized by the Racing Act to regulate Card Casino operations, and the law requires that the Company reimburse the MRC for its actual costs, including personnel costs, of regulating the Card Casino. For fiscal years ended December 31, 2016 and 2015, the Company paid $180,000 and $157,000, respectively, to the MRC as reimbursement for costs of regulating Card Casino operations.

The MRC issued an additional Class B License to the Company on January 19, 2000 that authorizes the Company to host unbanked card games. The Class B License is renewable each year by the MRC after a public hearing (if required by the MRC). Currently, the Class B License fee of $10,000 per calendar year is included in the Class A License fee of $253,000 per calendar year.

Local Regulation

The Company’s operations are subject to state and local laws, regulations, ordinances, and other provisions affecting zoning, public health, and other matters which may have the effect of restricting the uses to which the Company’s land and other assets may be used. Also, any development of the Racetrack site is, among other things, subject to applicable zoning ordinances and requires approval by the City of Shakopee and other authorities, and there can be no assurance such approvals would be obtained if any development was undertaken.

(vii)	Recent Legislation

Minimum Wage Legislation

Legislation that was enacted into law in 2014 increased the minimum wage that must be paid to most company employees from $7.25 to $8.00 on August 1, 2014, and from $8.00 to $9.00 per hour on August 1, 2015. A further increase from $9.00 to $9.50 per hour went into effect on August 1, 2016. In addition, starting January 1, 2018, the minimum wage will increase at the beginning of each year by the rate of inflation with a maximum increase of up to 2.5% per year. Prior to August 1, 2014, the Company employed a large number of individuals who received an hourly wage equal to or slightly above $7.25 per hour. As a result, this legislation had an adverse financial impact in 2014, 2015, and 2016 and will continue to have an adverse impact. We have implemented measures to partially mitigate the impact of this increase by raising our prices and/or reducing our employee count. However, these measures could themselves have an adverse effect because higher prices and diminished service levels may discourage customers from visiting the Racetrack.

Advanced Deposit Wagering Legislation

Effective November 1, 2016, the ADW legislation required ADW providers to be licensed by the Minnesota Racing Commission (“MRC”). The bill established licensing criteria and regulatory oversight of ADW providers doing business in the State of Minnesota. The bill allows licensed racetracks to negotiate separate agreements with the ADW providers to remit source market fees to the racetracks. The ADW source market revenue totaled approximately $144,000 for the two months ended December 31, 2016. As part of the agreement, 50% of source market fees will be allocated to purse accounts and the breeders’ fund.

(viii)	Cooperative Marketing Agreement

On June 4, 2012, the Company entered into the CMA with the SMSC. The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s thoroughbred and quarter horse through horse industry. Under the CMA, as amended, this is achieved through “Purse Enhancement Payments to Horsemen” paid directly to the MHBPA. Such payments have no direct impact on the Company’s consolidated financial statements or operations.

Under the terms of the CMA, as amended, the SMSC paid the horsemen $6.7 million and $6.2 million for purse enhancements for the years ended December 31, 2016 and 2015, respectively.

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events. Under the CMA, the SMSC paid the Company $1,198,000 and $944,000 for marketing purposes for the years ended December 31, 2016 and 2015, respectively.

Effective January 2015, 2016 and 2017 the CMA was amended three times to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.” As the CMA has most recently been amended, SMSC has agreed to make the following purse enhancement and marketing payments for 2017 through 2022:

Year	Purse Enhancement Payments to [1] Horsemen	Marketing Payments to Canterbury Park
2017	$7,203,372	$1,581,228
2018	7,380,000	1,620,000
2019	7,380,000	1,620,000
2020	7,380,000	1,620,000
2021	7,380,000	1,620,000
2022	7,380,000	1,620,000

1 - Includes $100,000 each year payable to various horsemen associations

The amounts received from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the year ended December 31, 2016, the Company recorded $1,096,000 in other revenue and incurred $870,000 in advertising and marketing expense and $226,000 in depreciation related to the SMSC marketing payment. For the year ended December 31, 2015, the Company recorded $926,000 in other revenue and incurred $700,000 in advertising and marketing expense and $226,000 in depreciation related to the SMSC marketing payment. The excess of amounts received over revenue is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheets and totaled $156,000 and $44,000 at December 31, 2016 and 2015, respectively.

Under the CMA, the Company agreed for the term of the CMA that it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

As part of the CMA, and pursuant to a related SAR Agreement dated June 14, 2012, the Company issued stock appreciation rights to the SMSC. On July 30, 2015, the Company sold the land and buildings related to the Shakopee Valley RV Park located in Shakopee, Minnesota to SMSC for $100,000 plus the cancellation of the vested and unvested SARs. The sale resulted in a $347,000 gain on the Consolidated Statements of Operations –Gain on disposal of assets. For the year ended December 31, 2015, the Company recognized $142,000 of expense related to these stock appreciation rights, which was recorded as an offset to other revenue.

(ix)	Marketing

The Company’s primary market is the seven-county Minneapolis-Saint Paul metropolitan area plus the two counties to the south of the Racetrack and Card Casino. The City of Shakopee, located in the southwestern portion of the metropolitan area, is one of the fastest growing communities in the region, and Scott County is one of the fastest growing counties in the country.

To support its pari-mutuel horse racing, Card Casino, and catering and events businesses, the Company conducts year-round marketing efforts to maintain the loyalty of existing customers and attract new players to the property. The Company utilizes radio, television, digital advertising, social media, print advertising and direct marketing to communicate to its audiences. In addition to its regular advertising and communication program, the Company conducts numerous special promotions, handicapping contests and poker tournaments to attract incremental visits. The Company also utilizes a robust player rewards and database marketing program to enhance the loyalty of its guests.

The Company continues to focus on creating a premier guest experience as the core element of its marketing efforts. This includes on delivering great customer service, developing new food and beverage offerings, creating fan education programs, and providing entertainment opportunities that go beyond the traditional pari-mutuel wagering and card playing activities.

(x)	Real Estate Activities

The Company owns approximately 383 acres of land in Shakopee, Minnesota where the Racetrack is located, and approximately 273 acres of this land is specifically designated as being subject to MRC regulation as part of the Company’s Class A license. The amount of land currently needed to conduct Racetrack operations (grandstand, racetrack, stable area, parking areas, and land for other facilities including the expo center) is approximately 243 acres. As a result, approximately140 acres are considered underutilized (the “Underutilized Land”), and this land is available for real estate development compatible with the Company’s Racetrack Operations.

For the past several years, the Company has explored various ways in which to develop the Underutilized Land. The status of the Company’s investigation of alternative ways to develop the Underutilized Land has been reported from time to time in reports to Securities and Exchange Commission and in press releases. On October 5, 2015 the Company announced that it was discontinuing efforts to develop a destination lifestyle retail complex immediately east of the Racetrack, that would have required moving the horse stable area at considerable cost. The Company continues to pursue mixed use development opportunities, including a multi-family residential community with attractive amenities as well as restaurants, hotel, entertainment and retail operations.

Consistent with pursuing its current development plan, the Company has recently engaged in the following real estate transactions. On October 6, 2015 the Company completed the sale of an approximately six-acre parcel located at Vierling Drive East and Eagle Creek Blvd for $1,459,000 to Minnesota Municipal Power Agency (MMPA). MMPA is in the process of finishing construction and start-up of a natural gas fired electric power generation and production facility.

On May 13, 2016, the Company sold 23.8 acres of land on the north side of its Racetrack property to United Properties for approximately $4.3 million. Approximately $1.1 million of the purchase price was paid in cash, and the remaining approximately $3.2 million will be paid by United Properties to the Company under the terms of two promissory notes. The promissory notes provide for payment over a three year period at an interest rate of 1.43% and are secured by a mortgage on the property sold. The Company believed this parcel was not needed for the planned development and was best suited for industrial development by another party.

Also on May 13, 2016, the Company purchased approximately 32 acres adjacent to the Racetrack for $4,881,000, which completed previously announced arrangements under a December 2015 contract. This property, known as the “Hauer Farm”, is immediately southwest of the Racetrack property and is also the site of the area attraction known as “Sever’s Corn Maze.” The Company believes this parcel is a strategic fit for its future development plans.

(xi)	Employees

At March 15, 2016, the Company had 264 full-time employees and 600 part-time employees. On a seasonal basis, the Company adds approximately 350 employees for live racing operations from early May until early September. The Company’s management believes its employee relations are good.

(xii)	Executive Officers

The executive officers of the Company, their ages and their positions with the Company at March 15, 2017 are as follows:

Name	Age	Position with Company

Randall D. Sampson	57	President, CEO, CFO and General Manager

Michael J. Garin	60	Vice President of Non-Gaming Operations and Asst. Secretary

Michael Hochman	50	Vice President of Card Casino Operations

John Groen	39	Vice President of Marketing

Randall D. Sampson has been President and Chief Executive Officer since the formation of the Company in March 1994 and General Manager since September 1995. During December 2016, Mr. Sampson was appointed as the Company’s Chief Financial Officer apposition he also held from 1994 until 2001. He has been active in horse industry associations, currently serving as Director of the Thoroughbred Racetracks of America and is a past Vice President of the Thoroughbred Racetracks of America and past President of the Minnesota Thoroughbred Association. Mr. Sampson also currently serves as a director of Communications Systems, Inc. (NASDAQ:JCS), a manufacturer of telecommunications and data communications products based in Minnetonka, Minnesota. Mr. Sampson is the son of Curtis A. Sampson, who is the Company’s non-executive Chairman of the Board and the beneficial owner of approximately 21% of the Company’s common stock.

Michael J. Garin was named Vice President of Non-Gaming Operations in October 2009. Prior thereto, Mr. Garin served as the Vice President of Hospitality since May 1997. He also previously served as President of Canterbury Park Food and beverage, Inc. from September 1995 to May 1997. From 1993 to 1994, Mr. Garin served as Food & Beverage Supervisor for Little Six, Inc., one of the largest tribal casino operations in the country. Mr. Garin was President of MMR Vending, Inc., a regional vending company, from 1988 to 1992. Prior to 1988, he was a Regional Director at General Mills Restaurant Group overseeing seven restaurants in three states. Since 2007, Mr. Garin has served on the Board of Directors for the Minnesota Restaurant Association.

Michael Hochman joined the Company in March 2000 as a Pit Manager. Later he was promoted to Director of Table Games, Senior Director of Card Casino and in 2014 he was promoted to Vice President of Card Casino operations. From 1996-2000 Mr. Hochman was the poker room manager at the Clearwater Casino in Suquamish, Washington. Prior to 1996 he worked in Las Vegas as a dealer and floor person for the Sahara and Luxor properties. Currently, he serves on the Board of Directors for the Northstar Problem Gambling Alliance.

John Groen was named Vice President of Marketing in November 2015. Mr. Groen oversees all advertising, marketing, communications, and corporate partnerships for the Company. Prior thereto, Mr. Groen served as the Senior Director of Marketing for the Company. Mr. Groen has been a part of the Canterbury Park Marketing department since 2002.

Item 1A.	RISK FACTORS

In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and us could materially impact our future performance and results. The factors described below are the most significant risks that could have a material impact our business.

Our business is sensitive to economic conditions which may affect consumer confidence, consumers’ discretionary spending, or our access to credit in a manner that adversely impacts our operations

Economic trends can impact consumer confidence and consumers’ discretionary spending.

●	Negative economic conditions and the persistence of elevated levels of unemployment can impact consumers’ disposable incomes and, therefore, impact the demand for entertainment and leisure activities.
●	Declines in the residential real estate market, increases in individual tax rates and other factors that we cannot accurately predict may reduce the disposable income of our customers.
●	Decreases in consumer discretionary spending could affect us even if such decreases occur in other markets. For example, reduced wagering levels and profitability at racetracks to which we provide our live-racing signal or from which we receive simulcast signals could adversely affect, respectively, simulcast revenues or the content we provide to our customers.

Lower consumer confidence or reductions in consumers’ discretionary spending could result in fewer patrons’ spending money at our racetrack. Our access to and cost of credit may be impacted to the extent global and U.S. credit markets are affected by downward economic trends. Our ability to respond to periods of economic contraction may be limited, as certain of our costs remain fixed or even increase when revenue declines.

A lack of confidence in the integrity of our core businesses could affect our ability to retain our customers and engage with new customers

The integrity of horseracing, casino gaming and pari-mutuel wagering industries must be perceived as fair to patrons and the public at large. To prevent cheating or erroneous payouts, the necessary oversight processes must be in place to ensure that such activities cannot be manipulated. A loss of confidence in the fairness of our industries could have a material adverse impact on our business.

We face significant competition, both directly from other gaming operations and indirectly from other forms of entertainment and leisure time activities, which could have a material adverse effect on our operations.

We face intense competition in our market, particularly competition from NMHI which offers unbanked card games similar to those offered by the Company. We also compete with Native American owned casinos. Such facilities have the advantage of being exempt from certain state and federal taxes and state regulation of indoor smoking, as well as the ability to offer a wider variety of gaming products. Internet-based interactive gaming and wagering, both legal and illegal, is growing rapidly and we anticipate competition in this area will become more intense as new Internet-based ventures enter our industry and as state and federal regulations on Internet-based activities are clarified. Additionally, we compete with other forms of gambling, spectator sports, other forms of entertainment, and other racetracks throughout the country as previously discussed under “Competition” above.

We expect competition for our existing and future operations to increase from NMHI, existing tribal casinos, and racetracks that are able to subsidize their purses with alternative gaming revenues. Competition for simulcasting customers will be intense given the recently express legalization of online internet wagering on horse racing, otherwise referred to as ADWs, in the state of Minnesota. In addition, several of our tribal gaming competitors have substantially larger marketing and financial resources than we do. We are unable to predict with any certainty the effects of existing and future competition on our operating results.

We are subject to extensive regulation from gaming authorities that could adversely affect us.

We are subject to significant regulation by the MRC under the Racing Act and the rules adopted by the MRC. The MRC has the authority to impose increases in the Class A and Class B license fees. In addition, the Racing Act requires that we reimburse the MRC for its actual costs of regulating the Card Casino, including personnel costs. Increases in these licensing and regulatory costs could adversely affect our results of operations.

Amendments to the Racing Act or decisions by the MRC in regard to any one or more of the following matters could also adversely affect the Company’s operations: the granting of operating licenses to Canterbury Park and other racetracks after an application process and public hearings; the licensing of all track employees, jockeys, trainers, veterinarians, and other participants; regulating the transfer of ownership interests in licenses; allocating live race days and simulcast-only race days; approving race programs; regulating the conduct of races; setting specifications for the racing ovals, animal facilities, employee quarters, and public areas of racetracks; changes to the types of wagers on horse races; and approval of significant contractual agreements.

We are subject to changes in the laws that govern our business, including the possibility of an increase in gaming taxes, which would increase our costs, and changes in other laws may adversely affect our ability to compete.

Our operations and oversight by the MRC are ultimately subject to the laws of Minnesota including, but not limited to, the Racing Act, and there exists the risk that these laws may be amended in ways adverse to our operations. In particular, we are required to pay taxes and fees in addition to normal federal, state, and local income taxes, and such taxes and fees are subject to increase at any time. From time to time, state and local legislators and officials have proposed changes in tax laws, or in the administration of laws affecting our industry, such as the allocation of each wagering pool to winning bettors, the Racetrack, purses, and the MBF. In addition, poor economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes. It is not possible to predict with certainty the likelihood of changes in tax laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our operations.

We are also subject to federal and Minnesota laws that affect businesses generally. Some of these laws, such as laws pertaining to immigration, have severe penalties for law violations. In addition, it is possible, as a result of the legislative process, that legislation directly or indirectly adverse to the Company may be enacted into law.

We depend on key personnel.

Our continued success and our ability to maintain our competitive position is largely dependent upon, among other things, the skills and efforts of our senior executives and management team including Randall D. Sampson, our Chief Executive Officer. We have no employment agreements with our senior executives and key personnel, and we cannot guarantee that these individuals will remain with us, and their retention is affected by the competitiveness of our terms of employment and our ability to compete effectively against other gaming companies. Our inability to retain key personnel could have a material adverse impact on our business, financial condition, and results of operations.

We process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business.

We receive, store and process personal information and other customer data. There are numerous federal, state and local laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other data. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other player data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, which could have an adverse effect on our business.

While we maintain insurance coverage specific to cyber-insurance matters, any failure on our part to maintain adequate safeguards may subject us to significant liabilities.

Additionally, if third parties we work with, such as vendors, violate applicable laws or our policies, such violations may also put our customers’ information at risk and could in turn have an adverse effect on our business. The Company is also subject to payment card association rules and obligations under its contracts with payment card processors. Under these rules and obligations, if information is compromised, the Company could be liable to payment card issuers for the associated expense and penalties. In addition, if the Company fails to follow payment card industry security standards, even if no customer information is compromised, the Company could incur significant fines or experience a significant increase in payment card transaction costs.

Energy and fuel price increases may adversely affect our costs of operations and our revenues.

Our facility uses significant amounts of electricity, natural gas, and other forms of energy. Increases in the cost of electricity or natural gas negatively affect our results of operations. In addition, energy and fuel price increases could negatively impact our operations by reducing disposable income of potential customers and decreasing visits to our facility.

Our CMA with the SMSC may be terminated by the SMSC prior to December 31, 2022 under certain circumstances.

The CMA grants to the SMSC the right to terminate the CMA without cause if the SMSC determines, in its sole discretion that a change of circumstance adverse to its interests with respect to gaming in the State of Minnesota has occurred. If the SMSC exercises this right, the Company would be entitled to substantial wind down payments approximately equal to 2.5 times the average payment due under the CMA in the three years following the year it gives such notice of termination. While such wind down payments would cushion the impact of the SMSC’s exercise of this right to terminate the CMA, a termination of the CMA prior to the expiration of its term in 2022 could have a material adverse effect on the Company.

Nationally the popularity of horse racing has declined.

There has been a general decline in the number of people wagering on live horse races at North American racetracks, either in person or via simulcasting, due to a number of factors, including increased competition from other wagering and entertainment alternatives as discussed above. According to industry sources, pari-mutuel handle declined 27% from 2007 to 2011 and has been relatively stable since 2011, experiencing less than a 1% decline between 2011 and 2016. Declining interest in horse racing has had a negative impact on revenues and profitability in our racing business. Our business plan anticipates increased attendance and pari-mutuel wagering during our 2017 live meet and in future live meets because of purse enhancement payments and marketing payments we receive under the CMA. However, we recognize that a general decline in interest in horse racing and pari-mutuel wagering could have a material adverse impact on our business, financial condition and results of operations in future years.

We may not be able to attract a sufficient number of horses and trainers to achieve above average field sizes.

We believe that patrons prefer to wager on races with a number of horses at or above the National average. A failure to offer races with adequate fields results in less wagering on our horse races. Our ability to attract adequate fields depends on several factors. It depends on our ability to offer and fund competitive purses and it also depends on the overall horse population available for racing. Various factors have led to declines in the horse population in certain areas of the country, including competition from racetracks in other areas, increased costs and changing economic returns for owners and breeders, and the spread of various debilitating and contagious equine diseases. If our racetrack is faced with a sustained outbreak of a contagious equine disease, it could have a material impact on our profitability. Finally, if we are unable to attract horse owners to stable and race their horses at our racetrack by offering a competitive environment, including improved facilities, a well-maintained racetrack, better conditions for backstretch personnel involved in the care and training of horses stabled at our racetrack and a competitive purse structure, our profitability could also decrease. We also face increased competition for horses and trainers from racetracks that are licensed to operate slot machines and other electronic gaming machines that provide these racetracks an advantage in generating new additional revenues for race purses and capital improvements. While our ability to offer adequate fields to patrons during our live meets has been substantially strengthened by the purse enhancement payments that will be made under the CMA through 2022, our inability to attract adequate fields, for whatever reason, could have a material adverse impact on our business, financial condition and results of operations.

Inclement weather and other conditions may affect our ability to conduct live racing.

Since horse racing is conducted outdoors, unfavorable weather conditions, including extremely high and low temperatures, high winds, storms, tornadoes and hurricanes, could cause events to be canceled and/or attendance to be lower, resulting in reduced wagering. Our operations, as well as the racetracks from which we receive simulcast singals, are subject to reduced patronage, disruptions or complete cessation of operations due to weather conditions, natural disasters and other casualties. If a business interruption were to occur due to inclement weather and continue for a significant length of time at our racetrack, it could have a material adverse impact on our business, financial condition and results of operations. The Company maintains insurance for incremental weather conditions that would help mitigate financial impact on our business.

Horse racing is an inherently dangerous sport and our racetrack is subject to personal injury litigation.

Although we carry jockey accident insurance at our racetrack to cover personal jockey injuries which may occur during races or daily workouts, there are certain exclusions to our insurance coverage, and we are still subject to litigation from injured participants. We renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits or agree to certain exclusions from our coverage. Our results may be affected by the outcome of litigation, as this litigation could be costly and time consuming and could divert our management and key personnel from our business operations.

Our business depends on utilizing totalizator services.

Our customers utilize information provided by a third party vendor that accumulates wagers, records sales, calculates payoffs and displays wagering data in a secure manner to patrons who wager on our horse races. The failure to keep technology current could limit our ability to serve patrons effectively or develop new forms of wagering and/or affect the security of the wagering process, thus affecting patron confidence in our product. A perceived lack of integrity in the wagering systems could result in a decline in bettor confidence and could lead to a decline in the amount wagered on horse racing. In addition, a totalizator system failure could cause a considerable loss of revenue if betting machines are unavailable for a significant period of time or during an event with high betting volume.

An increase in the minimum wage mandated under Federal or Minnesota law could have a material adverse effect on our operations and financial results.

The Company employs a large number of individuals at an hourly wage equal to or slightly above the current state mandated wage of $9.50 per hour. See “Recent Legislation” at (c)(vii) for additional information regarding recently enacted minimum wage legislation. Most of these employees are either high school or college students employed on a seasonal basis or tipped employees, many of whom receive, on average, tip income that is significantly higher than the current minimum wage. From time to time legislation is introduced in the U.S. Congress or the Minnesota legislature that would substantially increase the minimum wage. Passage of legislation that would substantially increase the minimum wage could have a material adverse impact on the Company.

Uncertainty regarding the success of a possible real estate development project

The Company is currently pursuing the commercial development of its Underutilized Land. See discussion above under Item 1(c)(x) titled Real Estate Development and Proposed Reorganization. The development of residential and commercial real estate involves many risks, including but not limited to the selection of development partners, building design and construction, financing, securing and retaining tenants, and the volatility of real estate market conditions. Accordingly, there can be no assurance that the Company’s real estate development activities will be successful.

The payment and amount of future dividends is subject to Board of Director discretion and to various risks and uncertainties

The payment and amount of future quarterly dividends is within the discretion of the Board of Directors and will depend on factors the Board deems relevant at each time it considers declaring a dividend. These factors include, but are not limited to: available cash; management’s expectations regarding future performance and free cash flow; alternative uses of cash to fund capital expenditures and real estate development; and the effect of various risks and uncertainties described in the “Risk Factors” section.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2.	PROPERTIES

General

The Company’s facilities, which are owned and operated under the name “Canterbury Park,” are a modern complex of buildings and grounds which generally compare favorably to other major racetracks located throughout the country. The Racetrack’s grandstand has a patron capacity of approximately 10,000 within enclosed areas and a maximum patron capacity of over 30,000 including outside areas around the grandstand. The grandstand and most public outdoor areas contain numerous pari-mutuel windows, odds information boards, video monitors, food and beverage stands and other amenities.

The Racetrack is located approximately 25 miles southwest of downtown Minneapolis. The area immediately surrounding the Racetrack consists of retail, commercial and industrial buildings, farmland and residential areas. The Racetrack is in reasonable proximity to a number of major entertainment destinations including: Valleyfair, an amusement park about two miles from the Racetrack which annually attracts visitors during the spring and summer; the Renaissance Festival, a seven-weekend late summer annual event located about five miles from the Racetrack; and Mystic Lake Casino, located about four miles from the Racetrack, which draws thousands of visitors daily. The Mall of America, the largest enclosed shopping mall in the United States, which attracts more than 40 million visitors per year, is approximately 17 miles from the Racetrack.

Racing Surfaces

The racing surfaces consist of a one-mile oval dirt/limestone track and a 7/8-mile oval turf course. The dirt track includes a one and one-quarter mile front stretch chute, a 6-1/2 furlong backstretch chute, and a 3-1/2 furlong chute and is lighted for night racing.

Grandstand

The grandstand is a modern, air-conditioned enclosed structure of approximately 275,000 square feet with a variety of facilities on six levels. The lower level contains space for support functions such as jockey quarters, administrative offices, Racing Commission offices, first aid, mechanical rooms, and electrical rooms. The track level includes pari-mutuel windows, restrooms, a variety of concession stands and other services as well as the Card Casino, which occupies 22,000 square feet on the track level. The mezzanine level contains 1,320 fixed seats in a glass-enclosed, air-conditioned area and an additional 3,000 seats located outside. In addition to the seats, the mezzanine level contains pari-mutuel windows, restrooms, concession stands, and other guest facilities. A portion of the mezzanine level is currently being used as a simulcast center during live racing, and for banquets and other events during the off-season. The kitchen level is an intermediate level located between the mezzanine and clubhouse floors. It contains a full-service kitchen which supports a full dining menu for the track-side dining terraces on the clubhouse level and food preparation for the other concession areas. The clubhouse level is a multi-purpose area that includes a simulcast center for wagering on televised races, a full-service dining area during the live racing season, and a year-round banquet facility. The clubhouse level includes 325 trackside tables, each equipped with a television set, with a total seating capacity of 1,200 patrons and an additional 1,000 seats are located in lounges located throughout the area. The press box and officials’ level is located in the roof trusses over the clubhouse and contains work areas for the press, racing officials, closed-circuit television, photo finish, and the track announcer. In addition, the grandstand was structurally built to accommodate skyboxes under the press box/officials’ level, although none have yet been constructed. Escalators and elevators are available to move patrons among the various levels within the grandstand.

Expo Center

The Company added an Expo Center in 2014 which is a 30,000 square foot structure designed for year-round special events, trade shows and exhibits. The facility features 24,000 square feet of open event space and another 6,000 square feet including an entry area, offices, restrooms and storage. Together with other areas, Canterbury Park now offers the fourth largest event space in the Twin Cities with more than 100,000 total square feet of available space.

Barn and Backside Facilities

The stable area consists of 33 barns with a total of approximately 1,650 stalls. In the stable area, there are 240 dormitory rooms for the grooms and others working at the Racetrack. The stable area also contains a combination racing office and cafeteria/recreation building for stable personnel, two blacksmith buildings, and a one and 5/8 mile training track.

Parking

Approximately 7,500 paved parking spaces are available for patron and employee vehicles at the Racetrack, including parking spaces that are reserved for handicapped patrons. The Racetrack also has unpaved areas available for overflow parking for approximately 5,000 additional automobiles.

Underutilized Land

Approximately 140 acres of the approximately 383 acres of land owned or controlled by the Company are not currently used for its current business operations and could be developed or sold, in whole or in part. See discussion above under Item 1(c)(x) titled Real Estate Development and Proposed Reorganization.

Item 3.	LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company. From time to time, the Company is party to ordinary and routine litigation or claims incidental to our business. We do not expect the outcome of any such litigation or claims pending at this time to have a material adverse effect on our consolidated financial position or results of operations.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)         MARKET INFORMATION

The Company’s common stock trades on the NASDAQ Global Market under the symbol CPHC. The table set forth below indicates the high and low sale prices and cash dividends declared for the Common Stock in the quarterly periods ending December 31, 2016 and 2015:

		Price Range		Cash Dividends
Common Stock		High	Low	Declared
2016
	First Quarter	$10.80	$9.43	$—
	Second Quarter	11.21	9.92	0.25	[1]
	Third Quarter	11.13	10.10	0.05
	Fourth Quarter	11.05	9.80	0.05
2015
	First Quarter	11.00	9.07	—
	Second Quarter	11.76	9.56	0.25	[1]
	Third Quarter	10.94	9.30	—
	Fourth Quarter	11.05	9.50	—

1 During fiscal year 2015 and 2016, the Company paid special dividends to its shareholders.

(b)	HOLDERS

At March 31, 2017, the Company had approximately 700 shareholders of record of its common stock. Since many holders’ shares are listed under their brokerage firms’ names, the actual number of shareholders is estimated by the Company to be over 2,000.

(c)	DIVIDENDS

On September 15, 2016, the Company announced a dividend policy to pay regular quarterly cash dividends to its shareholders based on the Company’s earnings, projected future earnings and cash requirements. Under this policy the Company paid a $.05 per share dividend to its shareholders in October of 2016 and January of 2017. In July of 2016 and 2015, the Company also paid special dividends of $0.25 per share to its shareholders.

(d)	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information as of December 31, 2016 regarding our equity compensation plans:

Securities Authorized for Issuance Under Equity Compensation Plans

	(a)	(b)	(c)
Plan Category (1)	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in column (a))

Equity compensation plans approved by security holders:
1994 Stock Plan	191,002	$8.52	196,160
1995 Employee Stock Purchase Plan	—	—	59,514

Equity compensation plans not approved by security holders:
Stock Option Plan for Non-Employee Consultants and Advisors (2)	—	—	162,500
Total	191,002		418,174

(1) Historically the Company has not offered and currently does not have individual compensation arrangements involving the granting of options, warrants, rights or restricted stock.

(2) Adopted by the Company’s Board of Directors in 1997, the purpose of the Stock Option Plan for Non-Employee Consultants and Advisors is to attract and retain the services of experienced and knowledgeable non-employee consultants and advisors to assist in projects having strategic significance for the Company, to provide an alternative form of cash compensation to such persons and to provide such persons with the opportunity to participate in the Company’s long term progress and success.

(e)	REGULATION S-K, ITEM 201(e) INFORMATION

Not Applicable.

(f)	RECENT SALE OF UNREGISTERED SECURITIES

Not Applicable.

(g)	PURCHASES OF EQUITY SECURITIES BY THE ISSUER

On December 17, 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 12b-18 in open market transactions or block purchases of privately negotiated transactions (the “Stock Repurchase Plan”). From its adoption until August 13, 2012, the Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and, on such date, authorized the repurchase of an additional 100,000 shares of the Company’s common stock. As of December 31, 2016 and 2015, no shares were repurchased in 2016 or 2015, and currently the Company is authorized to repurchase up to 128,781 shares under the Stock Repurchase Plan.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for each of the five fiscal years ended December 31, 2016. The operating and balance sheet data for the years ended and as of December 31, 2016, 2015, 2014, 2013 and 2012 are derived from our audited consolidated financial statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes thereto included elsewhere in this report.

(In thousands except for per share amounts)

	Year Ended December 31,
OPERATING DATA	2016		2015		2014		2013	2012

Net Revenues	$52,460		$52,263		$48,470		$46,736	$45,461

Operating Expenses	45,319	(3)	47,649	(2)	44,370	(1)	45,003	43,501

Income Before Income Taxes	7,120		4,617		4,102		1,736	1,966

Income Tax (Expense) Benefit	(2,924)		(1,890)		(1,691)		(720)	(950)

Net Income	4,196		2,727		2,411		1,017	1,016

Basic Net Income per Share	$0.98		$0.65		$0.58		$0.24	$0.25
Diluted Net Income per Share	0.97		0.64		0.57		0.24	0.24
Dividends Declared per Share	0.35		0.25		—		—	0.50

Cash Flows from Operating Activities	$4,941		$4,429		$4,590		$3,544	$4,057

	At December 31,
BALANCE SHEET DATA	2016	2015	2014	2013	2012

Land, Buildings and Equipment, Net	$35,379	$34,118	$28,076	$25,130	$22,120

Total Assets	49,625	45,341	39,496	37,113	34,900

Total Stockholders’ Equity	$36,551	$33,097	$30,995	$28,265	$26,885

Number of Common Shares Outstanding at Year End	4,325	4,238	4,201	4,178	4,148

¹ During fiscal year 2014, the Company reduced operating expenses $958,000 by recording a gain on insurance recoveries due to damage to our property resulting from multiple severe storms at the Racetrack.

2 During fiscal year 2015, the Company reduced operating expenses $1,502,000 by recording a $495,000 gain on insurance recoveries, $347,000 gain on sale of its Shakopee Valley RV Park, and $660,000 gain on sale of land.

3 During fiscal year 2016, the Company reduced operating expenses $5,311,000 by recording a $1,465,000 gain on insurance recoveries and $3,846,000 gain on sale of land.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Canterbury Park Holding Corporation, our operations, our financial results and financial condition, and our present business environment. This MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes to the consolidated financial statements (the “Notes”). Our actual results could differ materially from those anticipated in the forward-looking statements included in this discussion as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” and “Forward-Looking Statements” included elsewhere in this Annual Report.

STRATEGIC OVERVIEW

Canterbury Park Holding Corporation (the “Company,” “we,” “our,” or “us”) hosts pari-mutuel wagering on thoroughbred and quarter horse races and “unbanked” card games at its Canterbury Park Racetrack and Card Casino facility (the “Racetrack”) in Shakopee, Minnesota, which is approximately 25 miles southwest of downtown Minneapolis. The Racetrack is the only facility in the State of Minnesota that offers live pari-mutuel thoroughbred and quarter horse racing.

The Company’s pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack each year from May through September, and year-round wagering on races primarily held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”). Unbanked card games, in which patrons compete against each other, are hosted in the Card Casino at the Racetrack. The Card Casino operates 24 hours a day, seven days a week. The Card Casino offers both poker and table games at up to 80 tables. The Company also derives revenues from related services and activities, such as food and beverage, parking, advertising signage, publication sales, and from other entertainment events and activities held at the Racetrack.

The following summarizes our financial performance for the last five years (in 000’s):

Financial Performance Summary	2016		2015		2014		2013	2012

Net Revenues	$52,460		$52,263		$48,470		$46,736	$45,461

Operating Expenses	45,319	(3)	47,649	(2)	44,370	(1)	45,003	43,501

Income Before Income Taxes	7,120		4,617		4,102		1,736	1,966

Income Tax (Expense) Benefit	(2,924)		(1,890)		(1,691)		(720)	(950)

Net Income	4,196		2,727		2,411		1,017	1,016

¹ During fiscal year 2014, the Company reduced operating expenses $958,000 by recording a gain on insurance recoveries due to damage to our property resulting from multiple severe storms at the Racetrack.

2 During fiscal year 2015, the Company reduced operating expenses $1,502,000 by recording a $495,000 gain on insurance recoveries, $347,000 gain on sale of its Shakopee Valley RV Park, and $660,000 gain on sale of land.

3 During fiscal year 2016, the Company reduced operating expenses $5,311,000 by recording a $1,465,000 gain on insurance recoveries and $3,846,000 gain on sale of land.

Our management team has extensive knowledge of the horse racing, Card Casino, and food and beverage operations, and our staff has demonstrated a commitment to enhancing the customer experience. The Company believes that management has a good relationship with our workforce and is able to retain qualified personnel as demonstrated by our low turnover rate.

Our facilities are modern by racetrack industry standards, and we have invested heavily in the past few years to update and upgrade them to meet the needs of our customers and horsemen. Our 383-acre site, in a prime location on the edge of the Minneapolis–St. Paul metropolitan area in one of the fastest-growing counties in Minnesota, provides us with great long-term growth and development opportunities, and our Board of Directors regularly considers additional uses for underutilized portions of our property. Our long-term strategic direction is to continue to enhance our Racetrack as a unique gaming and entertainment destination and develop approximately 140 acres of underutilized land not needed for our current business uses.

We have a strong commitment to live racing and have been particularly successful in attracting new customers and providing a quality live racing experience for our horse racing fans as well as the horsemen who enter their horses in live races at Canterbury Park. However, we face a number of longer-term challenges in improving our financial results, including challenges described under “Risk Factors” elsewhere in this report.

OPERATIONS REVIEW

YEAR ENDED December 31, 2016 COMPARED TO YEAR ENDED December 31, 2015

EBITDA represents earnings before interest income, income tax expense, and depreciation and amortization. EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance or cash flows from operating activities as a measure of liquidity. EBITDA has been presented as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry. Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do. Adjusted EBITDA reflects additional adjustments to Net Income to eliminate unusual or non-recurring items. For the year ended December 31, 2016, Adjusted EBITDA excluded the gain on insurance recovery and gain on sale of land. For the year ended December 31, 2015, Adjusted EBITDA excluded the gain on disposal of assets relating to the sale of Shakopee RV Park, gain on sale of land, and gain on insurance recovery.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and Adjusted EBITDA (defined above), which is also a non-GAAP measure, for the years ended: 2015

SUMMARY OF EBITDA DATA
	Year Ended December 31,
	2016	2015
NET INCOME	$4,195,980	$2,727,022
Interest expense (income), net	21,252	(2,804)
Income tax expense	2,924,000	1,889,649
Depreciation	2,547,772	2,297,613
EBITDA	9,689,004	6,911,480
Gain on disposal of assets	(22,500)	(347,348)
Gain on sale of land	(3,846,131)	(659,562)
Gain on insurance recoveries	(1,464,923)	(495,465)
ADJUSTED EBITDA	$4,355,450	$5,409,105

Adjusted EBITDA decreased $1,054,000, or 19.5%, and decreased as a percentage of net revenues to 8.3% from 10.3% for the year ended December 31, 2016 compared to the same period in 2015.

REVENUES

Total net revenues for the year ended December 31, 2016 were $52,460,000, an increase of $197,000, or 0.4%, compared to total net revenues of $52,263,000 for the year ended December 31, 2015. Total Card Casino revenue increased 0.8%, food and beverage revenue decreased 1.3% and total pari-mutuel revenue decreased 5.3% in 2016 compared to 2015. See below for a further discussion of our sources of revenues.

PARI-MUTUEL REVENUES
	Year Ended December 31,
	2016	2015
Simulcast	$5,666,000	$5,984,000
Live racing	2,086,000	2,500,000
Guest fees	1,210,000	1,108,000
Other revenue	524,000	431,000
Total Pari-Mutuel Revenue	$9,486,000	$10,023,000

Racing Days
Simulcast only racing days	295	293
Live and simulcast racing days	69	70
Total Number of Racing Days	364	363

Simulcast and Live Racing pari-mutuel revenues include commission and breakage revenues from on-track live and simulcast wagering. Guest fees are received from out-of-state racetracks and ADW companies for out-of-state wagering on our live races. Other revenues are, source market fees paid by ADW companies for wagers made by Minnesota residents on out-of-state races and proceeds from unredeemed pari-mutuel tickets.

Total pari-mutuel revenue decreased $537,000, or 5.4%, compared to 2015. Simulcast revenue decreased $318,000, or 5.3%, in 2016 compared to 2015. The decrease in simulcast revenue is mainly attributable to increased competition from ADW companies and the lack of a Triple Crown contender in 2016. Live Racing pari-mutuel revenue decreased $414,000, or 16.6%. During 2016, the Company implemented a live racing take-out reduction to become the lowest takeout racetrack in the industry to promote our racing on a national scale. The decrease in live racing revenue is due primarily to the take-out reduction, as well as one less day of live racing.

CARD CASINO REVENUES
	Year Ended December 31,
	2016	2015
Poker Games	$9,289,000	$9,704,000
Table Games	17,266,000	16,635,000
Total Collection Revenue	26,555,000	26,339,000
Other Revenue	2,698,000	2,677,000
Total Card Casino Revenue	$29,253,000	$29,016,000

The primary source of Card Casino revenue is a percentage of the wagers received from the players as compensation for providing the Card Casino facility and services, referred to as “collection revenue”. Other Revenue presented above includes fees collected for the administration of tournaments and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds. Card Casino revenue represented 55.8% and 55.5% of the Company’s net revenues for the years ended December 31, 2016 and 2015, respectively.

Total Card Casino revenue increased $235,000, or 0.8%, in 2016 compared to 2015. Poker revenue decreased $415,000, or 4.3%, in 2016 compared to 2015. Table games collection revenue increased $631,000, or 3.8%, in 2016 compared to 2015. The Company believes the increase in table games collection revenue was due to the increased effectiveness of our customer relationship management system and a focused marketing strategy. The decrease in poker revenue reflects a continuing industry decline in the popularity of poker.

FOOD AND BEVERAGE REVENUES

Food and beverage revenue decreased $101,000, or 1.3% for the year ended December 31, 2016 compared to 2015. While Food and beverage revenues related to live racing and catering increased in 2016, those increases were offset by the loss of two major concerts that were hosted in 2015 due to the sale of our festival field land as noted below in “Gain on sale of land”.

OTHER REVENUES

Other revenue increased $580,000, or 10.7%, to $6,006,000 in fiscal year 2016 compared to 2015. This increase was primarily due to increased admission revenue from live racing and events, and an increase in CMA marketing payments.

OPERATING EXPENSES

Total operating expenses decreased approximately $2,330,000, or 4.9%, to $45,319,000 in 2016, from $47,649,000 in 2015. Total operating expenses as a percentage of net revenues decreased to 86.4% in 2016 from 91.2% in 2015. Excluding the reduction in operating expenses due to insurance recoveries, gains on sale of assets and gains on land sales from both years, total operating expenses increased from $49,151,000 to $50,652,000, an increase of 3.1%.

Total purse expense decreased $116,000, or 1.8%, in 2016 compared to 2015 due to a decrease in simulcast and live racing revenue, partially offset by an increase in ADW revenue. These factors also resulted in a minimal decrease in MBF expense. As discussed in greater detail in Item 1(c) (iv) above, Minnesota law requires us to allocate a portion Card Casino revenues, wagering handle on simulcast and live horse races, and ADW source market fees for future payment as purses for live horse races and other authorized uses. While most of these amounts were paid into the purse funds for thoroughbred and quarter horse races, Minnesota law requires that a portion of such amounts allocated for purses be paid into the Minnesota Breeders’ Fund (the “MBF”) shown in the table below:

			Minnesota Breeders’
	Purse Expense		Fund Expense
	2016	2015	2016	2015

Card Casino	$3,470,000	$3,440,000	$386,000	$382,000
Simulcast Racing	1,547,000	1,660,000	306,000	326,000
Live Racing	1,362,000	1,395,000	121,000	125,000
Total	$6,379,000	$6,495,000	$813,000	$833,000

The Company experienced a decrease in other pari-mutuel expenses of $80,000, or 5.5%, in 2016 compared to 2015 primarily as a result of lower host fees paid to out-of-state racetracks due to a decrease in simulcast handle.

Salaries and benefits expense increased $1,127,000, or 5.3%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The change is primarily due to increases in the State of Minnesota mandated minimum wage that went into effect on August 1, 2015 and 2016. During December 2016, as part of the Company’s overall reorganization plan, the Company eliminated three senior management positions. This increase is also due to $279,000 in severance compensation payments related to a restructuring of senior management positions.

Depreciation expense increased $250,000, or 10.9%, in 2016 compared to 2015. The increase is a result of increased depreciation charges related to capital equipment purchases and building improvements.

Advertising and marketing costs increased $354,000, or 17.9%, in 2016 compared to 2015. The changes are primarily attributable to the increased expenditures that are funded by payments received under the CMA for joint marketing. These expenditures related primarily to RiverSouth, an area wide marketing initiative which is designed to increase visitors to Shakopee’s entertainment, hospitality and retail businesses.

During 2014, the Company incurred damage to buildings from multiple severe storms at the Racetrack. During the year ended December 31, 2015, the Company recognized as a reduction in operating expenses a $495,000 insurance recoveries gain in the Consolidated Statements of Operations as “Gain on insurance recoveries”. For the year ended December 31, 2016, the Company received additional insurance proceeds of $592,000 and recognized as a reduction in operating expenses as insurance recoveries gain in the Consolidated Statements of Operations as “Gain on insurance recoveries”. The Company has also concluded an additional $873,000 of insurance reimbursement will be received in 2017 when roof repair work is completed. Because the claim has been settled and confirmed by the insurance company, that amount has been recognized as a gain on insurance recovery receivable in accordance with U.S. GAAP. The storms did not cause any interruptions to the business or impact on the Company’s consolidated financial results of operations.

Gain on disposal of assets of $347,000 recorded in 2015 is due to sale of the land and buildings related to the Shakopee Valley RV Park to SMSC. The purchase price paid by SMSC for these assets was $100,000 plus the cancellation of the SAR that the Company issued to SMSC pursuant to the CMA, which had a carrying value of $641,000.

On October 6, 2015, the Company sold 6 acres of land adjacent to the Racetrack for $1,459,000 and recorded a gain of $660,000 on the Consolidated Statements of Operations – Gain on sale of land. This transaction was structured as a “deferred exchange using a qualified intermediary” pursuant to Internal Revenue Code (IRC) Section 1031 exchange (“1031 Exchange”) for income tax purposes. Under the agreement, the Company has the option to repurchase up to one acre within three years from closing date at the sale price of approximately $240,000 per acre. According to ASC 360-20-40-38 - Derecognition, the Company recorded the repurchase option acre as a deferred gain liability in the amount of $240,000 on the Consolidated Balance Sheets. Since the risks and rewards were not completely transferred to the buyer based on the repurchase option the Company maintains the asset on our financials in the amount of $110,000. The Company believes any additional expenses associated with the option under the profit-sharing method will be immaterial because land is a non-depreciable asset.

For the year ended December 31, 2016, the Company recorded a gain on sale of land of $3,846,000 due to the sale of approximately 24 acres of land adjacent to the Racetrack for a total consideration of $4.3 million.

Other operating expenses decreased $91,000, or 0.9%, in 2016 compared to 2015. The changes are primarily attributable to professional fees related to an announced corporate restructuring and efforts to develop unused or underutilized land during 2015. During 2015, the Company expensed approximately $350,000 previously capitalized predevelopment costs related to real estate.

Income tax expense for the years ended December 31, 2016 and 2015 were $2,924,000 and $1,890,000, respectively. The effective rate was comparable year-over-year, but the increase in deferred tax expense is attributable to recording a deferred tax liability on the sale of the land as a result of utilizing the 1031 Exchange.

Net Income for the years ended December 31, 2016 and 2015 were $4,196,000 and $2,727,000, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements have been prepared in conformity with U.S. GAAP and are based upon certain critical accounting policies. These policies may require management to make estimates, judgments and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our Company and the industry as a whole and information available from other outside sources. Our estimates affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those initial estimates.

Our critical accounting policies are:

●	revenue recognition;

●	property and equipment; and

●	income tax expense.

Our significant accounting policies and recently adopted accounting policies are more fully described in Note 1 to the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Revenue recognition - Racing revenue is generated by pari-mutuel wagering on live and simulcast racing content. Additionally, we also generate revenue through sponsorships, admissions, concessions, and publications. Our racing revenue and income are influenced by our racing calendar. Therefore, revenue and operating results for any interim quarter are not generally indicative of the revenue and operating results for the year and may not be comparable with results for the corresponding period of the previous year. Pari-mutuel revenue is recognized upon occurrence of the live race that is presented for wagering and after that live race is made official by the respective state’s racing regulatory body. Other operating revenue such as sponsorships, admissions, concessions, and publication revenue are recognized once delivery of the product or service has occurred. Card Casino revenue is a percentage of the wagers received from the players as compensation for providing the Card Casino facility and services, referred to as “collection revenue”.

Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 71.3% of our total assets at December 31, 2016. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows. If the sum of the related expected future net cash flows is less than the carrying value, we will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. To date, we have determined that no impairment of these assets exists.

Income taxes - We use estimates and judgments for financial reporting to determine our current tax liability and deferred taxes. In accordance with the liability method of accounting for income taxes, we recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Adjustments to deferred taxes are determined based upon changes in differences between the book basis and tax basis of our assets and liabilities and measured by enacted tax rates we estimate will be applicable when these differences are expected to reverse. Changes in current tax laws, enacted tax rates or the estimated level of taxable income or non-deductible expense could change the valuation of deferred tax assets and liabilities and affect the overall effective tax rate and tax provision.

MINIMUM WAGE LEGISLATION

Legislation that was enacted into law in 2014 increased the minimum wage that must be paid to most company employees from $7.25 to $8.00 on August 1, 2014, and from $8.00 to $9.00 per hour on August 1, 2015. A further increase from $9.00 to $9.50 per hour went into effect on August 1, 2016. In addition, starting January 1, 2018, the minimum wage will increase at the beginning of each year by the rate of inflation with a maximum increase of up to 2.5% per year. Prior to August 1, 2014, the Company employed a large number of individuals who received an hourly wage equal to or slightly above $7.25 per hour. As a result, this legislation had an adverse financial impact in 2014, 2015, and 2016 and will continue to have an adverse impact. We have implemented measures to partially mitigate the impact of this increase by raising our prices and/or reducing our employee count. However, these measures could themselves have an adverse effect because higher prices and diminished service levels may discourage customers from visiting the Racetrack.

COOPERATIVE MARKETING AGREEMENT

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

Under the terms of the CMA, as amended, the SMSC paid the horsemen $6.7 million and $6.2 million for purse enhancements for the years ended December 31, 2016 and 2015, respectively.

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events. Under the CMA, the SMSC paid the Company $1,198,000 and $944,000 for marketing purposes for the years ended December 31, 2016 and 2015, respectively.

Effective January 2015, 2016 and 2017 the CMA was amended three times to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.” As the CMA has been most recently amended SMSC has agreed to make the following purse enhancement and marketing payments for 2017 through 2022:

Year	Purse Enhancement Payments to1 Horsemen	Marketing Payments to Canterbury Park
2017	$ 7,203,372	$ 1,581,228
2018	7,380,000	1,620,000
2019	7,380,000	1,620,000
2020	7,380,000	1,620,000
2021	7,380,000	1,620,000
2022	7,380,000	1,620,000

1 - Includes $100,000 each year payable to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the year ended December 31, 2016, the Company recorded $1,096,000 in other revenue and incurred $870,000 in advertising and marketing expense and $226,000 in depreciation related to the SMSC marketing payment. For the year ended December 31, 2015, the Company recorded $926,000 in other revenue and incurred $700,000 in advertising and marketing expense and $226,000 in depreciation related to the SMSC marketing payment. The excess of amounts received over revenue is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheets. The excess of amounts received over revenue is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheets.

Under the CMA, the Company agreed for the term of the CMA that it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

As part of the CMA, and pursuant to a related SAR Agreement dated June 14, 2012, the Company issued stock appreciation rights to the SMSC. On July 30, 2015, the Company sold the land and buildings related to the Shakopee Valley RV Park located in Shakopee, Minnesota to SMSC for $100,000 plus the cancellation of the vested and unvested SARs. The sale resulted in a $347,000 gain on the Consolidated Statements of Operations –Gain on disposal of assets. For the year ended December 31, 2015, the Company recognized $142,000 of expense related to these stock appreciation rights, which was recorded as an offset to other revenue.

CONTINGENCIES

In accordance with an Earn Out Promissory Note, given to the prior owner of the Racetrack as part of the consideration paid by the Company to acquire the Racetrack in 1994, if (i) off-track betting becomes legally permissible in the State of Minnesota and (ii) the Company begins to conduct off-track betting with respect to or in connection with its operations, the Company will be required to pay to the IMR Fund, L.P. the greater of $700,000 per operating year, as defined, or 20% of the net pretax profit, as defined for each of five operating years. At this time, management believes that the likelihood that these two conditions will be met and that the Company will be required to pay these amounts is remote. At the date (if any) that these two conditions are met, the five minimum payments will be discounted back to their present value and the sum of those discounted payments will be capitalized as part of the purchase price in accordance with generally accepted accounting principles. The purchase price will be further increased if payments become due under the “20% of Net Pretax Profit” calculation. The first payment is to be made 90 days after the end of the third operating year in which off-track betting is conducted by the Company. Remaining payments would be made within 90 days of the end of each of the next four operating years.

Additionally, the Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community which became effective on June 4, 2012, and was amended in January 2015. The CMA contains certain covenants which, if breached, would trigger an obligation to repay a specified amount related to such covenant. At this time, management believes that the likelihood that the breach of a covenant will occur and that the Company will be required to pay the specified amount related to such covenant is remote.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at December 31, 2016 and as of the date of this report will not have a material impact on the Company’s consolidated financial position or results of operations.

The Company has committed to payment of statutory distributions under a $500,000 bond issued to the Minnesota Racing Commission as required by Minnesota statute. The Company was not required to make any payments related to this bond in 2016 or 2015, and there is no liability related to this bond on the balance sheet as of December 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

Cash provided by operating activities for the year ended December 31, 2016 was $4,941,000 primarily as a result of the following: The Company reported net income of $4,196,000, which included a gain from insurance recoveries of $1,465,000 and gain on disposal of assets of $3,869,000. Cash from operating activities was increased by noncash charges from depreciation of $2,548,000, deferred income taxes of $2,015,000, stock-based compensation expense of $314,000, and stock-based employee match contribution of $371,000. The Company also experienced an increase in accounts payable and accrued wages and payroll taxes of $656,000 and Card Casino accrual of $875,000.

Cash provided by operating activities for the year ended December 31, 2015 was $4,429,000 primarily as a result of the following: The Company reported net income of $2,727,000, which included a gain from insurance recoveries of $495,000 and gain on disposal of assets of $1,007,000. Cash from operating activities was increased by noncash charges from depreciation of $2,298,000, deferred income taxes of $384,000, and stock-based compensation expense of $285,000. The Company also experienced an increase in accounts payable and accrued wages and payroll taxes of $667,000 and card casino accrual of $358,000.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities for the year ended December 31, 2016 of $3,817,000 was used primarily for building improvements and purchase of land. The capital purchases were partially offset by the proceeds received from insurance claims in the amount of $592,000.

Net cash used in investing activities for the year ended December 31, 2015 of $4,008,000 was used primarily for the remodel of the Triple Crown Club, roof replacement, building improvements and a variety of equipment purchases. The capital purchases were partially offset by the proceeds received from insurance claims in the amount of $495,000.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used by financing activities for the year ended December 31, 2016 was $3,100,000 and primarily consisted of $1,288,000 cash dividend paid to shareholders and principal payments on capital lease of $1,887,000.

Net cash used by financing activities for the year ended December 31, 2015 was $910,000 and primarily consisted of $1,056,000 cash dividend paid to shareholders.

CASH AND CAPITAL RESOURCES

At December 31, 2016, we had cash and cash equivalents of $6,299,000 compared to $8,274,000 at December 31, 2015. This $1,975,000 decrease consisted of $3,817,000 of net cash used in investing activities and $3,100,000 of net cash used in financing activities partially offset by $4,941,000 of net cash provided by operating activities.

The Company had a general credit and security agreement with Bremer Bank, which provided a revolving credit line of up to $3,000,000 and expired on September 30, 2016. The Company had no borrowings under the credit line during the nine months ended September 30, 2016 or the year ended December 31, 2015. This general credit line was replaced with a new agreement, see below.

On November 11, 2016, the Company signed a new general credit and security agreement with Bremer Bank, which provides a revolving credit line of up to $6,000,000 and expires on November 11, 2017. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the year ended December 31, 2016. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements at all times throughout the year ended December 31, 2016.

Our three largest sources of revenue: pari-mutuel wagering, Card Casino operations and food and beverage, are all based on cash transactions. Consequently, we have significant inflows of cash on a daily basis. We designate cash balances which will be required to satisfy certain short-term liabilities such as progressive jackpots, the player pool and amounts due horsemen for purses and awards as “restricted” as a separate balance sheet item.

The Company offers unbanked table games that refer to a wagering system or game where wagers “lost” or “won” by the host are accumulated into a player pool liability for purposes of enhancing the total amount paid back to players in any other card game. The Company is required to return accumulated player pool funds to the players through giveaways, promotional items, prizes or by other means. The player pool liability was $1,214,000 and $523,000 at December 31, 2016 and 2015, respectively.

The Card Casino offers progressive jackpots for poker games. Amounts collected for these jackpot funds are accrued as liabilities until paid to winners. At December 31, 2016 and 2015, accrued jackpot funds totaled $75,000 and $93,000, respectively. The Minnesota Racing Commission (“MRC”) regulates the operation of the player pool and progressive jackpot pools. These liabilities have the potential for significant fluctuation on a daily basis.

All games in the Card Casino are played using chips. The value of chips issued and outstanding, referred to as the “outstanding chip liability,” was $457,000 and $326,000 at December 31, 2016 and 2015, respectively. This liability has the potential for significant fluctuation on a daily basis depending upon the demand for chip redemptions and sales.

Our second largest individual operating expense item is purse expense. Pursuant to an agreement with the MHBPA, we transferred into a trust account or paid directly to the MHBPA, approximately $6,512,000 and $5,429,000 in purse funds related to thoroughbred races for the years ended December 31, 2016 and 2015, respectively. Minnesota Statutes specify that amounts transferred into trust are the property of the trust and not the Company. There were no unpaid purse fund obligations due to the MHBPA at December 31, 2016 or 2015.

The Company believes that unrestricted funds available in its cash accounts, amounts available under its revolving line of credit, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements for regular operations for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

The Company currently has no off-balance sheet arrangements and has no intent to enter into any such agreements in the near future.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

In March 2014, the Company entered into a seven-year agreement with a new totalizator provider. Pursuant to the agreement, the vendor provides totalizator equipment and related software which records and processes all wagers and calculates odds and payoffs. The amounts charged to operations for totalizator expenses for the years ended December 31, 2016 and 2015 were $226,000 and $224,000, respectively.

The Company has entered into operating leases for rental of office equipment and for track equipment to maintain the Racetrack. Amounts charged to operations under these agreements for the years ended December 31, 2016 and 2015 were $104,000 and $145,000, respectively. All such leases expire on or before February 2018.

Subsequent to December 31, 2016, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above. As of December 31, 2016, we had no borrowings pursuant to our line of credit and were not party to capital lease obligations, significant purchase obligations or other long-term obligations, other than described above.

FORWARD-LOOKING STATEMENTS

From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, we may make forward-looking statements concerning possible or anticipated future financial performance, prospective business activities or plans which are typically preceded by words such as “believes,” “expects,” “anticipates,” “intends” or similar expressions. For such forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could affect our actual results and cause actual results to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: material fluctuations in attendance at the Racetrack, decline in interest in wagering on horse races at the Racetrack, at other tracks, or on unbanked card games offered at the Card Casino, competition from other venues offering unbanked card games or other forms of wagering, competition from other sports and entertainment options, increases in compensation and employee benefit costs, increases in the percentage of revenues allocated for purse fund payments, higher than expected expense related to new marketing initiatives, the impact of wagering products and technologies introduced by competitors, legislative and regulatory decisions and changes, the general health of the gaming sector, and other factors that are beyond our ability to control or predict and other risk factors described under “Risk Factors” above.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Canterbury Park is not required to provide the information requested by this Item as it qualifies as a smaller reporting company.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)            Financial Statements

The following financial statements of the Company are set forth on pages 31 through 50 of the Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Canterbury Park Holding Corporation

We have audited the accompanying consolidated balance sheets of Canterbury Park Holding Corporation and Subsidiaries (the Company) as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wipfli LLP

Minneapolis, Minnesota

March 28, 2017

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2016 AND 2015

	2016	2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,298,807	$8,274,112
Restricted cash	1,990,013	1,563,058
Short-term investments	205,649	205,192
Accounts receivable, net of allowance of $28,000 for both years	1,309,453	155,861
Current portion of notes receivable	1,048,654	—
Inventory	247,786	253,334
Prepaid expenses	466,993	396,705
Income taxes receivable	511,170	355,060
Total current assets	12,078,525	11,203,322

LONG-TERM ASSETS
Deposits	25,000	20,000
Notes receivable - long-term portion	2,142,512	—
Land, buildings and equipment, net (Note 2)	35,378,917	34,117,760
TOTAL ASSETS	$49,624,954	$45,341,082

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current maturities of capital lease obligations (Note 8)	$—	$585,563
Accounts payable	3,159,712	2,410,884
Card Casino accruals	2,634,153	1,759,314
Accrued wages and payroll taxes	1,632,304	1,370,577
Cash dividend payable	216,411	—
Due to MHBPA (Note 1)	38,145	299,777
Accrued property taxes	932,030	711,482
Payable to horsepersons	104,652	171,355
Total current liabilities	8,717,407	7,308,952

LONG-TERM LIABILITIES
Capital lease obligations - long term portion (Note 8)	—	2,592,731
Deferred income taxes (Note 3)	4,357,000	2,341,900
Total long-term liabilities	4,357,000	4,934,631
TOTAL LIABILITIES	13,074,407	12,243,583

STOCKHOLDERS’ EQUITY (Notes 4 and 5)
Common stock, $.01 par value, 10,000,000 shares authorized, 4,325,154 and 4,238,430, respectively, shares issued and outstanding	43,252	42,383
Additional paid-in capital	18,780,070	18,019,658
Retained earnings	17,727,225	15,035,458
Total stockholders’ equity	36,550,547	33,097,499
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,624,954	$45,341,082

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED December 31, 2016 AND 2015

	2016	2015
OPERATING REVENUES:
Pari-mutuel	$9,485,927	$10,022,276
Card Casino	29,252,760	29,016,365
Food and beverage	7,848,561	7,949,857
Other	6,006,217	5,425,754
Total Revenues	52,593,465	52,414,252
Less: Promotional allowances	(133,262)	(151,199)
Net Revenues	52,460,203	52,263,053

OPERATING EXPENSES:
Purse expense	6,378,962	6,494,743
Minnesota Breeders’ Fund	813,149	833,646
Other pari-mutuel expenses	1,371,968	1,451,730
Salaries and benefits	22,524,692	21,397,718
Cost of food and beverage and other sales	3,790,152	3,784,772
Depreciation	2,547,772	2,297,613
Utilities	1,378,163	1,305,903
Advertising and marketing	2,331,719	1,978,290
Gain on disposal of assets	(22,500)	(347,348)
Gain on sale of land	(3,846,131)	(659,562)
Gain on insurance recoveries (Note 14)	(1,464,923)	(495,465)
Other operating expenses	9,515,948	9,607,146
Total Operating Expenses	45,318,971	47,649,186
INCOME FROM OPERATIONS	7,141,232	4,613,867

OTHER EXPENSE (INCOME)
Interest expense	51,059	201
Interest income	(29,807)	(3,005)
Net Other Expense (Income)	21,252	(2,804)

INCOME BEFORE INCOME TAXES	7,119,980	4,616,671

INCOME TAX EXPENSE (Note 3)	(2,924,000)	(1,889,649)

NET INCOME	$4,195,980	$2,727,022

Basic earnings per share	$0.98	$0.65
Diluted earnings per share	$0.97	$0.64

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED December 31, 2016 AND 2015

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

Balance at December 31, 2014	4,201,371	$42,013	$17,589,349	$13,363,810	$30,995,172

Exercise of stock options	12,250	123	42,530	—	42,653
Stock-based compensation	—	—	284,628	—	284,628
Tax benefit from exercise of
stock-based awards	—	—	4,060	—	4,060
Dividend distribution	0	0	0	(1,055,374)	(1,055,374)
Issuance of restricted stock	13,940	139	2,365	—	2,504
Shares issued under Employee
Stock Purchase Plan	10,869	109	96,726	—	96,835
Net income	—	—	—	2,727,022	2,727,022

Balance at December 31, 2015	4,238,430	$42,384	$18,019,658	$15,035,458	$33,097,499

Exercise of stock options	2,000	76	53,623	—	53,699
Stock-based compensation	—	—	314,088	—	314,088
Tax expense from exercise of
stock-based awards	—	—	(79,991)	—	(79,991)
Dividend distribution	—	—	—	(1,504,213)	(1,504,213)
401(K) stock match	34,613	346	371,219	—	371,565
Issuance of restricted stock	38,825	333	(353)	—	(20)
Shares issued under Employee
Stock Purchase Plan	11,286	113	101,826	—	101,939
Net income	—	—	—	4,195,980	4,195,980

Balance at December 31, 2016	4,325,154	$43,252	$18,780,070	$17,727,225	$36,550,547

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED December 31, 2016 AND 2015

	2016	2015
Operating Activities:
Net income	$4,195,980	$2,727,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,547,772	2,297,613
Stock-based compensation expense	314,088	284,628
Stock-based employee match contribution	371,219	—
Stock appreciation rights	—	141,686
Deferred income taxes	2,015,100	383,500
Tax expense (benefit) from exercise of stock-based awards	79,991	(4,060)
Gain on disposal of assets	(3,868,631)	(1,006,910)
Gain on insurance proceeds	(1,464,923)	(495,465)
(Increase) decrease in cash resulting from changes in operating assets:
Restricted cash	(426,955)	(493,877)
Accounts receivable	(280,945)	36,813
Other current assets	(69,740)	255,555
Income taxes receivable/payable	(156,110)	(739,910)
Increase (decrease) in cash resulting from changes in operating liabilities:
Accounts payable and accrued wages and payroll taxes	655,955	666,978
Card Casino accruals	874,839	357,978
Accrued property taxes	220,548	58,097
Payable to horsepersons	(66,703)	(40,216)
Net cash provided by operating activities	4,941,485	4,429,432

Investing Activities:
Additions to buildings and equipment	(4,431,418)	(4,341,792)
Deposit for land purchase funded by capital lease	—	(260,000)
Proceeds from sale of assets	22,500	99,441
Proceeds from insurance claims	592,276	495,466
Purchase of investments	(457)	(667)
Net cash used in investing activities	(3,817,099)	(4,007,552)

Financing Activities
Cash dividend paid to shareholders	(1,287,801)	(1,055,374)
Principal payments on capital lease	(1,887,349)	—
Proceeds from issuance of common stock	155,450	141,621
Tax benefit (expense) from exercise of stock-based awards	(79,991)	4,060
Net cash provided by (used in) financing activities	(3,099,691)	(909,693)

Net increase (decrease) in cash and cash equivalents	(1,975,305)	(487,813)

Cash and cash equivalents at beginning of year	8,274,112	8,761,925

Cash and cash equivalents at end of year	$6,298,807	$8,274,112

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

YEARS ENDED December 31, 2016 AND 2015

	2016	2015
Schedule of non-cash investing and financing activities
Additions to buildings and equipment funded through accounts payable	$—	$131,000
Additions to land funded by capital lease borrowings	—	3,178,000
Purchase of land through qualified intermediary	—	4,881,000
Cancellation of stock appreciation rights	—	641,000
Dividend declared	216,000	—
Issuance of promissory notes receivable	3,191,000	—
Insurance recoveries proceeds receivable	874,000	—
Stock-based employee match contribution	371,000	—

Proceeds from land sale remitted to qualified intermediary	$1,051,000	$1,459,042
Payment for purchase of land remitted from qualified intermediary	1,051,000	1,442,706

Receivable from qualified intermediary	$—	$16,336

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$1,145,000	$1,930,000
Interest paid	51,000	200

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED December 31, 2016 AND 2015

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview; Recent Reorganization - Canterbury Park Holding Corporation (the “Company”) was incorporated as a Minnesota corporation in October 2015. The Company is a successor corporation to another corporation, also named Canterbury Park Holding Corporation, that was incorporated in 1994 (“CPHC”). Effective as of the close of business on June 30, 2016 CPHC’s business and operations were reorganized into a holding company structure (the “Reorganization”) pursuant to an Agreement and Plan of Merger dated as of March 1, 2016 that was approved by CPHC’s shareholders on June 28, 2016. Pursuant to the Reorganization:

●	The Company replaced CPHC as the public company owned by CPHC’s shareholders, with each shareholder at June 30, 2016 owning the same number of shares and having the same percentage ownership in the Company (and, indirectly, in all property and other assets then owned by CPHC) immediately after the Reorganization as that shareholder had in CPHC immediately before the Reorganization.

●	The Company became the holding company for and parent company of two subsidiaries, Canterbury Park Entertainment LLC (“EntertainmentCo”) and Canterbury Development LLC (“DevelopmentCo”).

●	EntertainmentCo is the surviving business entity in a merger with CPHC pursuant to the Reorganization and it became the direct owner of all land, facilities, and substantially all other assets related to the CPHC’s pari-mutuel wagering, Card Casino, concessions and other related businesses (“Racetrack Operations”). EntertainmentCo continues to conduct these businesses consistent with CPHC’s past practices and will continue to be subject to direct regulation by the Minnesota Racing Commission (“MRC”).

●	DevelopmentCo will continue CPHC’s efforts to commercially develop approximately 140 acres of land that is not needed for the Company’s Racetrack Operations. DevelopmentCo is not subject to direct regulation by the MRC.

●	On July 1, 2016 the shares of the Company’s common stock began trading on the NASDAQ Global Market under the symbol “CPHC.”

Further information regarding the Reorganization is set forth in the Company’s Registration Statement on Form S-4 (File No. 333-210877) filed with the SEC on April 22, 2016, which information is incorporated herein by reference.

For purposes of this Report on Form 10-K, when the term “Company” is used with reference to information covering or related to periods up to and including June 30, 2016, such term refers to the operations of CPHC prior to the Reorganization.

Canterbury Park Holding Corporation (the “Company,” “we,” “our,” or “us”) hosts pari-mutuel wagering on horse races and “unbanked” card games at its Canterbury Park Racetrack and Card Casino facility (the “Racetrack”) in Shakopee, Minnesota. The Company’s pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack and year-round wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”). Unbanked card games, in which patrons compete against each other, are hosted in the Card Casino at the Racetrack. The Company also derives revenues from related services and activities, such as food and beverage, parking, advertising signage, publication sales, and catering and events held at the Racetrack. The ownership and operation of the Racetrack and the Card Casino are significantly regulated by the Minnesota Racing Commission (“MRC”).

Business – The Company was incorporated on March 24, 1994 and conducts pari-mutuel wagering operations and hosts “unbanked” card games at its Canterbury Park Racetrack and Card Casino facility (the “Racetrack”) in Shakopee, Minnesota.

The Company’s pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack each year from May until September and year-round wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”). Unbanked card games, in which patrons compete against each other, are hosted in the Card Casino at the Racetrack. The Card Casino operates 24 hours a day, seven days a week. The Card Casino offers both poker and table games at up to 80 tables. The Company also derives revenues from related services and activities, such as food and beverage, parking, advertising signage, publication sales and from other entertainment events and activities held at the Racetrack.

The consolidated financial statements include the accounts of the Company, Canterbury Park Concessions, Inc. (CPC) and CP Development LLC after elimination of intercompany accounts and transactions.

Revenue Recognition – The Company’s revenues are derived primarily from the operations of a Card Casino, pari-mutuel wagering on simulcast and live horse races, food and beverage sales, and related activities. Collection revenue from Card Casino operations, a set percentage of wagers, is recognized at the time that the wagering process is complete. Pari-mutuel revenues are recognized upon occurrence of the live race that is presented for wagering and after that live race is made official by the respective state’s racing regulatory body. Revenues related to food and beverage and publication sales and parking and admission fees are recognized as revenue when the service has been performed or the product has been delivered. All sales taxes are presented on a net basis and are excluded from revenue.

Estimates – The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and Cash Equivalents – Cash and cash equivalents include all investments with original maturities of three months or less or which are readily convertible into known amounts of cash and are not legally restricted. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Restricted Cash – Restricted cash represents refundable deposits and amounts due to horsemen for purses, stakes and awards, and amounts accumulated in card game progressive jackpot pools, the player pool and poker promotional fund to be used to repay card players in the form of promotions, giveaways, prizes, or by other means.

Short-term Investments – Securities are classified as held to maturity when the Company has the positive intent and ability to hold them to maturity, and are measured at amortized cost. At December 31, 2016 and 2015, all investments were classified as held-to-maturity. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in earnings. Short-term investments consist of certificates of deposit at December 31, 2016 and 2015. Amortized cost approximated fair value for both periods.

Accounts Receivable – Accounts receivable are initially recorded for amounts due from other tracks for simulcast revenue, net of amounts due to other tracks, and for amounts due from customers related to catering and events. Credit is granted in the normal course of business without collateral. Accounts receivable are stated net of allowances for doubtful accounts, which represent estimated losses resulting from the inability of customers to make the required payments. Accounts that are outstanding longer than the contractual terms are considered past due. When determining the allowances for doubtful accounts, the Company takes several factors into consideration including the overall composition of the accounts receivable aging, its prior history of accounts receivable write-offs, the type of customers and its day-to-day knowledge of specific customers. The Company writes off accounts receivable when they become uncollectible. Changes in the allowances for doubtful accounts are recorded as bad debt expense and are included in other operating expenses in the Company’s consolidated statements of operations.

Notes Receivable – Notes receivable consists of two promissory notes on the sale of land to an unrelated party that bear interest at 1.43% with principal and interest due annually. The notes receivable are secured by the mortgage of the land and management believes no allowance for doubtful accounts is necessary.

Inventory – Inventory consists primarily of food and beverages, small wares and supplies and retail goods and is recorded at the lower of cost (first-in, first-out) or market.

Unredeemed Pari-mutuel Tickets – The Company records a liability for winning tickets and vouchers upon the completion of a race and when a voucher is printed, respectively. As uncashed winning tickets and vouchers are redeemed, this liability is reduced for the respective cash payment. The Company recognizes revenue associated with the uncashed winning tickets and vouchers when the likelihood of redemption, based on historical experience, is remote. While the Company continues to honor all winning tickets and vouchers presented for payment, management may determine the likelihood of redemption to be remote due to the length of time that has elapsed since the ticket was issued. In these circumstances, if management also determines there is no requirement for remitting balances to government agencies under unclaimed property laws, uncashed winning tickets and vouchers may then be recognized as revenue in the Company’s consolidated statements of operations.

Promotional Allowances – The Company offers certain promotional allowances at no charge to patrons who participate in its player rewards program. The retail value of these promotional items is shown as a deduction from total revenues on the Company’s consolidated statements of operations.

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) – The Minnesota Pari-mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations. Pursuant to an agreement with the MHBPA, the Company transferred into a trust account or paid directly to the MHBPA, approximately $6,512,000 and $5,429,000 for the years ended December 31, 2016 and 2015, respectively, related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company.

Impairment of Long-Lived Assets – The Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the event that facts and circumstances indicate that the carrying value of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. During 2016 and 2015, the Company determined that no evaluations of recoverability were necessary.

Advertising and Marketing – Advertising and marketing costs are charged to expense as incurred. The related amounts are presented separately in the Company’s consolidated statements of operations.

Land, Buildings, and Equipment – Land, buildings, equipment, and building improvements are capitalized at a level of $1,000 or greater and are recorded at cost. Repair and maintenance costs are charged to operations when incurred. Furniture, fixtures, and equipment are depreciated using the straight-line method over estimated useful lives ranging from 5 – 7 years, while buildings are depreciated over 15 – 39 years. Building improvements are amortized using the straight-line method over the useful life of the assets.

Card Casino Accruals – Minnesota law allows the Company to collect amounts from patrons to fund progressive jackpot pools in the Card Casino. These amounts, along with amounts earned by the player pool, promotional pools, and the outstanding chip liability, are accrued as short-term liabilities at each balance sheet date.

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to reverse.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

Interest and penalties associated with uncertain income tax positions are presented in income tax expense. For the years ended December 31, 2016 and 2015, the Company did not recognize any expense related to interest and penalties.

Net Income Per Share – Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options.

Fair Values of Financial Instruments – Due to the current classification of all financial instruments, expect for the capital lease obligation, and given the short-term nature of the related account balances, carrying amounts reported in the consolidated balance sheets approximate fair value. The capital lease obligation interest rate is consistent with market rates of similar debt obligations.

Stock-Based Employee Compensation – The Company accounts for share-based compensation awards on a fair value basis. The estimated grant date fair value of each stock-based award is recognized as expense over the requisite service period (generally the vesting period). The estimated fair value of each option is calculated using the Black-Scholes option-pricing model. For more information on the Company’s stock-based compensation plans, see Note 5.

Reclassifications – Prior period financial statement amounts have been reclassified to conform to current period presentations. Insurance recovery gains received in the third quarter of 2015 have been reclassified on the Consolidated Statement of Operations to Gain on insurance recoveries from Other Revenue in the amount of $120,100.

Recent Accounting Pronouncement – In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments, which provides guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this ASU is not expected to have an impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects of the accounting for share-based payments, including treatment of excess tax benefits, forfeitures, consideration of minimum statutory tax withholding requirements and classification on the statement of cash flows. The update is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires that lessees recognize assets and liabilities for leases with lease terms greater than twelve months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years. Early adoption is permitted. We are currently analyzing the impact of this ASU and, at this time, we are unable to determine the impact on the new standard, if any, on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States of America. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted for reporting periods beginning after December 15, 2016. We are currently analyzing the impact of this ASU on our results of operations and, at this time, we are unable to determine the impact on the new standard, if any, on our consolidated financial statements.

2.	LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment, at cost, consist of the following at December 31, 2016 and 2015:

	2016	2015
Land	$11,380,508	$10,897,378
Buildings and building improvements	30,459,943	28,521,564
Furniture and equipment	21,180,493	20,236,965
	63,020,944	59,655,907
Accumulated depreciation	(27,642,027)	(25,538,147)
	$35,378,917	$34,117,760

3.	INCOME TAXES

A reconciliation between income taxes computed at the statutory federal income tax rate and the effective tax rate for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015
Federal tax expense at statutory rates	$2,445,273	$1,569,667
Nondeductible lobbying expense	23,460	25,536
State expense, net of federal impact	477,566	312,950
Stock option expense	—	(910)
Other	(22,299)	(17,594)
	$2,924,000	$1,889,649

On December 31, 2015, the Company adopted ASU 2015-17 - Balance Sheet Classification of Deferred Taxes and all deferred taxes were prospectively recorded as non-current liabilities.

Income tax expense for the years ended December 31, 2016 and 2015 consists of the following:

	2016	2015
Current
Federal	$666,857	$932,257
State	242,043	321,992
	908,900	1,254,249
Deferred, Federal	1,684,100	538,600
Deferred, State	331,000	96,800
	$2,924,000	$1,889,649

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax liabilities
Vacation accrual	$78,200	$79,600
Player rewards program accrual	199,100	191,600
Stock options and stock appreciation rights	183,100	256,300
Tax depreciation greater than book depreciation	(3,772,000)	(2,408,400)
Deferred gain on sale of land	(410,000)	(453,800)
Land, building and equipment - cost and depreciation	(676,300)	—
Long-term incentive plan	29,700	—
Other	11,200	(7,200)
Net long-term deferred tax (liabilities) assets	$(4,357,000)	$(2,341,900)

The Company is subject to U.S. and Minnesota taxation. The Company is no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2013.

4.	STOCKHOLDERS’ EQUITY

Employee Stock Purchase Plan:

The Company offers an Employee Stock Purchase Plan (the “ESPP”) that is open to all employees working more than 15 hours per week. Shares of the Company’s common stock may be purchased by employees at three-month intervals at 85% of the fair market value on the last trading day of each three-month period. Employees purchased 11,286 and 10,869 shares in 2016 and 2015, respectively. As of December 31, 2016, a total of 290,486 shares have been issued from the 350,000 shares originally authorized.

KSOP:

The Company offers a KSOP Plan (the “KSOP”) that includes the Employee Stock Ownership Plan (the “ESOP”) and the 401(k) Plan. The KSOP allows the Company to use Company stock to match contributions from its employees should it so choose. The KSOP is available to eligible employees who had completed six months of service. There was no match of Company stock to the KSOP in 2015. Beginning January 1, 2016, the matching of employee contributions were issued in Company stock. Employer contributions charged to operations for stock matching of employee contributions for the year ended December 31, 2016 totaled $371,000. Employer contributions charged to operations for the year ended December 31, 2015 was $195,000 for cash matching of employee contributions.

Stock Repurchase Plan:

On August 24, 2012, the Company announced that its Board of Directors had authorized the repurchase of up to 100,000 shares of the Company’s common stock. No shares were repurchased in 2016 or 2015 and currently the Company is authorized to repurchase up to 128,781 shares under the Stock Repurchase Plan.

5.	STOCK-BASED COMPENSATION

Stock-based compensation is recorded at fair value as of the date of grant, is included in the salaries and benefits expense line item on the consolidated statements of operations and amounted to $314,000 and $285,000 for the years ended December 31, 2016 and 2015, respectively.

Stock Options:

The Company’s 1994 Stock Plan (the “Plan”) provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and non-employees, including directors of and consultants to the Company and any subsidiary, to purchase up to a maximum of 1,450,000 shares of common stock. The Company currently has 196,160 shares available for grant under the Plan. The Plan is administered by the Board of Directors which determines the persons who are to receive awards under the Plan, the type of award to be granted, the number of shares subject to each award and, if an option, the exercise price of each option.

The Plan provides that payment of the exercise price may be made in the form of unrestricted shares of common stock already owned by the optionee. The Company calculates the fair market value of unrestricted shares as the average of the high and low sales prices on the date of the option exercise. The Company’s common stock is purchased upon the exercise of stock options, and restricted stock awards are settled in shares of the Company’s common stock.

Stock option activity related to the Plan during the years ended December 31, 2016 and 2015 is summarized below:

	2016		2015
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	223,002	$9.30	255,252	$9.63

Granted	—	—	—	—
Exercised	(2,000)	7.14	(12,250)	6.70
Expired/Forfeited	(30,000)	14.43	(20,000)	15.11

Outstanding at end of year	191,002	$9.08	223,002	$9.30

Options exercisable at end of year	191,002	$9.08	223,002	$9.30

The grant-date fair value of options outstanding and exercisable at December 31, 2016 and 2015 was $547,000 and $687,000, respectively. The weighted average remaining contractual term of these options is 2.5

There were no options granted in 2016 or 2015. The total fair value of options exercised during the years ended December 31, 2016 and 2015 was $4,900 and $24,000, respectively.

The following table summarizes information concerning all options outstanding and options exercisable as of December 31, 2016:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Life Remaining	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$6.00 - 8.00	76,252	2.5	$6.20	$100,940	76,252	$6.20	$100,940
$8.01 - 11.00	69,750	3.2	$8.28	264,353	69,750	$8.28	264,353
$11.01 - 14.00	45,000	1.8	$12.8	—	45,000	$12.8	—
Total	191,002	2.5	$9.08	$365,293	191,002	$9.08	$365,293

Board of Directors Stock Option and Restricted Stock Grants

The Company’s Stock Plan was amended to authorize annual grants to non-employee members of the Board of Directors of restricted stock or stock options, or both, as determined by the Board. Options granted under the Plan generally expire ten years after the grant date and generally become exercisable over a four year period. Generally the restricted stock vests 100% after one year and is subject to restrictions on resale for an additional year.

Restricted stock awards are subject to forfeiture if a board member terminates prior to the shares vesting. A summary of changes in Board of Directors unvested restricted stock as December 31, 2016:

		Weighted
		Average
	Restricted	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2014	13,040	$10.61
Granted	13,940	10.76
Vested	(13,040)	10.61
Forfeited	—	—
Non-Vested Balance, December 31, 2015	13,940	$10.76
Granted	14,410	10.41
Vested	(13,940)	10.76
Forfeited	—	—
Non-Vested Balance, December 31, 2016	14,410	$10.41

Employee Deferred Stock Award Grants

Employee deferred stock awards are subject to forfeiture if an employee terminates prior to the vesting. Generally, the awards vest ratably over a four-year period and compensation costs are recognized over the vesting period. Compensation costs are recorded in “Salaries and benefits” on the Consolidated Statements of Operations.

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

Effective March 30, 2016, the Board approved granting opportunities to Company officers and key employees to earn long-term incentive compensation under the LTI Plan. Each officer and key employee was granted an Incentive Award (that was also a Deferred Stock Award under the Stock Plan) which provided an opportunity to receive a payout of shares of the Company’s common stock to the extent of achievement compared to Performance Goals at the end of the period beginning January 1, 2016 and ending December 31, 2018. Pursuant to these awards the Company has reserved 24,000 shares that potentially may be issued under the Deferred Stock Awards. Further information regarding the LTI Plan and the awards approved effective March 30, 2016 is presented under Item 5.02 in the Company’s Report on Form 8-K for March 30, 2016 (filed April 5, 2016).

A summary of the changes in employee unvested deferred stock award grants as of December 31, 2016, is as follows:

		Weighted
		Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2014	34,750	$10.27
Granted	1,000	10.01
Vested	(11,125)	10.17
Forfeited	(750)	—
Non-Vested Balance, December 31, 2015	23,875	$10.31
Granted	—	—
Vested	(11,875)	10.15
Forfeited	(2,500)	—
Non-Vested Balance, December 31, 2016	9,500	$10.46

At December 31, 2016, there was approximately $114,000 of total unrecognized stock-based compensation expense related to unvested restricted stock and deferred stock awards the Company expects to recognize over a weighted-average period of 0.75 years.

Stock Appreciation Rights (“SARs”)

As part of the Cooperative Marketing Agreement discussed in Note 12, on June 14, 2012, the Company signed a Stock Appreciation Rights Agreement (the “SAR Agreement”) and issued SARs to non-employees. The SAR Agreement granted rights to non-employees to benefit from the appreciation in the value of 165,000 shares of Company common stock above $14.30 per share, a price agreed upon by the two parties. Each right represented the right to be paid the appreciation in the value of one share of stock above $14.30. Ten percent of the rights (16,500 rights) vested immediately and the remaining rights vested at the rate of 16,500 per year beginning in January 2013. The SAR Agreement provided for the cash payment of the excess of the fair market value of Canterbury Park Holding Corporation’s common stock price on the date of exercise over the grant price. SARs had no effect on dilutive shares or shares outstanding as any appreciation of the Company’s common stock value over the grant price was to be paid in cash and not in common stock.

The fair value of SARs was revalued (mark-to-market) each reporting period using the Black-Scholes valuation model based on the Company’s period-end stock price. The expected term of the SARs granted was based on the contractual term. Expected volatility was based on the historical volatility of the Company’s stock for the length of time corresponding to the expected term of the SARs. The expected dividend yield was based on the Company’s anticipated dividend payments. The risk-free interest rate was based on the U.S. treasury yield curve in effect as of the reporting date for the length of time corresponding to the expected term of the SARs.

On July 30, 2015, the Company sold the land and buildings related to the Shakopee Valley RV Park located in Shakopee, Minnesota to SMSC (“Shakopee Mdewakanton Sioux Community”) for $100,000 plus the cancellation of the vested and unvested SARs. The sale resulted in a $347,000 gain on the Consolidated Statements of Operations - Gain on disposal of assets .

Changes to the Company’s non-vested SARs during the years ended December 31, 2016 and 2015, are as follows:

	SARs	Weighted Average Fair Value
Non-vested SARs at December 31, 2014	115,500	$4.50
Granted	—	—
Vested	(16,500)	5.04
Cancellations	(99,000)	5.39
Non-vested SARs at December 31, 2015	—	$4.50
Granted	—	—
Vested	—	—
Cancellations	—	—
Non-vested SARs at December 31, 2016	—	$—

6.    NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the net income per common share computations for the years ended December 31, 2016 and 2015

	2016	2015

Net income (numerator) amounts used for basic and diluted per share computations:	$4,195,980	$2,727,022

Weighted average shares (denominator) of common stock outstanding:
Basic	4,287,142	4,227,862
Plus dilutive effect of stock options	23,371	12,718
Diluted	4,310,513	4,240,580

Net income per common share:
Basic	$0.98	$0.65
Diluted	0.97	0.64

Options to purchase 45,000 shares of common stock at an average of $12.80 per share were outstanding but not included in the computation of diluted net income per share for the year ended December 31, 2016 because the options were out of the money at December 31, 2016.

Options to purchase 75,000 shares of common stock at an average of $13.45 per share were outstanding but not included in the computation of diluted net income per share for the year ended December 31, 2015 because the options were out of the money at December 31, 2015.

7.    GENERAL CREDIT AGREEMENT

The Company had a general credit and security agreement with Bremer Bank, which provided a revolving credit line of up to $3,000,000 and expired on September 30, 2016. The Company had no borrowings under the credit line during the nine months ended September 30, 2016 or the year ended December 31, 2015. This general credit line was replaced with a new agreement, see below.

On November 11, 2016, the Company signed a new general credit and security agreement with Bremer Bank, which provides a revolving credit line of up to $6,000,000 and expires on November 11, 2017. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the year ended December 31, 2016. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements at all times throughout the year ended December 31, 2016.

8.    LEASES AND COMMITMENTS

Capital Lease Obligations

On December 14, 2015, the Company entered into a five-year lease agreement (the “Agreement”) for approximately 32 acres of land adjacent to the Racetrack for a total purchase price (net present value of minimum lease payments) of $4.9 million. See Note 14. Land Sales and Purchase, for additional information on the land purchase. Title to the land was to transfer to the Company at the end of the lease or when all payments had been made, if earlier. As part of the agreement, the Company paid the seller $1.7 million upon execution of the Agreement, including $1.4 million of proceeds from a prior land sale which was being held by an unrelated third party. The lease payments were payable monthly at $58,533, with an interest rate of 4.0% and a maturity date of December 15, 2020. During May 2016, the Company paid the capital lease obligation in-full. As of December 31, 2016 there is no outstanding capital lease obligation for the purchase of the land.

Purchase Obligations

In March 2014, the Company entered into a seven-year agreement with a new totalizator provider. Pursuant to the agreement, the vendor provides totalizator equipment and related software which records and processes all wagers and calculates odds and payoffs. The amounts charged to operations for totalizator expenses for the years ended December 31, 2016 and 2015 were $226,000 and $224,000, respectively.

Operating Lease Obligations

The Company has entered into operating leases for rental of office equipment and for track equipment to maintain the Racetrack. Amounts charged to operations under these agreements for the years ended December 31, 2016 and 2015 were $104,000 and $145,000, respectively. All such leases expire on or before February 2018.

Future minimum operating lease payments and purchase obligations are as follows:

	Payment due by period
	Total Amount
Obligations	Committed	2017	2018	2019	2020	2021	Thereafter

Operating leases	$115,000	$69,000	$46,000	$—	$—	$—	$—
Purchases	$926,000	$228,000	$230,000	$233,000	$235,000	$—	$—

9.    CONTINGENCIES

Canterbury Park Holding Corporation was incorporated on March 24, 1994. On March 29, 1994, the Company acquired all the outstanding securities of Jacobs Realty, Inc. (“JRI”) from Irwin Jacobs and IMR Fund, L.P. (an investment fund for various pension plans and trusts). JRI was merged into the Company, and the acquisition was accounted for under the purchase method of accounting whereby the acquired assets and liabilities have been recorded at the Company’s cost. The primary asset of JRI was Canterbury Downs Racetrack and the 325 acres of surrounding land.

On May 20, 1994, the Company adopted a plan of Reorganization pursuant to which the sole shareholder of Canterbury Park Concessions, Inc. (“CPC”), and majority shareholder of the Company, agreed to exchange his shares of CPC stock for 198,888 shares of the Company’s common stock concurrent with the closing of a public offering. Pursuant to the Plan of Reorganization, CPC became a wholly-owned subsidiary of the Company in August 1994 when the Company completed the initial public offering of its common stock. This reorganization was treated in a manner similar to a pooling of interests. Net proceeds received by the Company from the public offering were approximately $4,847,000, which along with additional borrowings under the Company’s line of credit with the majority shareholder, were used to pay off the remaining notes payable from the acquisition of JRI.

In connection with the purchase of the Racetrack, the Company entered into an Earn Out Promissory Note dated March 29, 1994. In accordance with the Earn Out Note, if (i) off-track betting becomes legally permissible in the State of Minnesota and (ii) the Company begins to conduct off-track betting with respect to or in connection with its operations, the Company will be required to pay to the IMR Fund, L.P. the greater of $700,000 per operating year, as defined, or 20% of the net pretax profit, as defined for each of five operating years. At this time, management believes that the likelihood that these two conditions will be met and that the Company will be required to pay these amounts is remote. At the date (if any) that these two conditions are met, the five minimum payments will be discounted back to their present value and the sum of those discounted payments will be capitalized as part of the purchase price in accordance with generally accepted accounting principles. The purchase price will be further increased if payments become due under the “20% of Net Pretax Profit” calculation. The first payment is to be made 90 days after the end of the third operating year in which off-track betting is conducted by the Company. Remaining payments would be made within 90 days of the end of each of the next four operating years.

Effective on June 15, 2012, the Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”). The CMA was amended in January 2015, 2016 and 2017. The CMA contains certain covenants which, if breached, would trigger an obligation to repay a specified amount related to such covenant. At this time, management believes that the likelihood that the breach of a covenant will occur and that the Company will be required to pay the specified amount related to such covenant is remote.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at December 31, 2016 and as of the date of this report will not have a material impact on the Company’s consolidated financial positions or results of operations.

The Company has committed to payment of statutory distributions under a $500,000 bond issued to the Minnesota Racing Commission as required by Minnesota statute. The Company was not required to make any payments related to this bond in 2016 or 2015, and there is no liability related to this bond on the balance sheet as of December 31, 2016.

10.  OPERATING SEGMENTS

The Company has three reportable operating segments: horse racing, Card Casino, and food and beverage. The horse racing segment primarily represents simulcast and live horse racing operations. The Card Casino segment represents operations of Canterbury Park’s Card Casino, and the food and beverage segment represents food and beverage operations provided during simulcast and live racing, in the Card Casino, and during special events. The Company’s reportable operating segments are strategic business units that offer different products and services. They are managed separately because the segments differ in the nature of the products and services provided as well as process to produce those products and services. The Minnesota Racing Commission regulates the horse racing and Card Casino segments.

Depreciation, interest expense and income taxes are allocated to the segments but no allocation is made to food and beverage for shared facilities. However, the food and beverage segment pays approximately 25% of gross revenues earned on live racing and special event days to the horse racing segment for use of the facilities.

The following tables provide information about the Company’s operating segments (in 000’s):

	Year Ended December 31, 2016
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$15,024	$29,253	$8,183	$52,460

Intersegment revenues	738	—	1,375	2,113

Net interest expense	21	—	—	21

Depreciation	2,062	317	169	2,548

Segment (loss) income before income taxes	4,487	3,044	866	8,397

At December 31, 2016
Segment Assets	$48,302	$478	$19,039	$67,819

	Year Ended December 31, 2015
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$14,979	$29,016	$8,268	$52,263

Intersegment revenues	750	—	1,397	2,147

Net interest income	3	—	—	3

Depreciation	1,737	423	138	2,298

Segment (loss) income before income taxes	(1,209)	5,806	1,363	5,960

At December 31, 2015
Segment Assets	$44,283	$795	$17,303	$62,381

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals for the years ended December 31, 2016 and 2015 (in 000’s):

	2016	2015
Revenues
Total net revenue for reportable segments	$54,572	$54,410
Elimination of intersegment revenues	(2,112)	(2,147)
Total consolidated net revenues	$52,460	$52,263

Income before income taxes
Total segment income before income taxes	$8,397	$5,960
Elimination of intersegment income before income taxes	(1,277)	(1,343)
Total consolidated income before income taxes	$7,120	$4,617

	December 31,	December 31,
	2016	2015
Assets
Total assets for reportable segments	$67,819	$62,381
Elimination of intercompany receivables	(18,194)	(17,040)
Total consolidated assets	$49,625	$45,341

11.	SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

	2016 Quarter Ended
	March 31	June 30	September 30	December 31

Net revenues	$10,393,311	$13,885,992	$16,630,408	$11,550,492

Operating expenses	9,870,318	9,988,467	15,071,503	10,388,683

Net income	310,752	2,274,900	925,837	684,491

Basic net income per share	0.07	0.53	0.22	0.16

Diluted net income per share	0.07	0.53	0.21	0.16

	2015 Quarter Ended
	March 31	June 30	September 30	December 31

Net revenues	$9,881,038	$14,848,077	$16,731,568	$10,802,370

Operating expenses	9,218,732	13,879,109	15,344,057	9,207,288

Net income	388,680	571,650	813,059	953,633

Basic net income per share	0.09	0.14	0.19	0.22

Diluted net income per share	0.09	0.14	0.19	0.22

12.	COOPERATIVE MARKETING AGREEMENT

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

Under the terms of the CMA, as amended, the SMSC paid the horsemen $6.7 million and $6.2 million for purse enhancements for the years ended December 31, 2016 and 2015, respectively.

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events. Under the CMA, the SMSC paid the Company $1,198,000 and $944,000 for marketing purposes for the years ended December 31, 2016 and 2015, respectively.

Effective January 2015, 2016, and 2017 the CMA was amended three times to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.” SMSC is currently obligated to make the following purse enhancement and marketing payments for 2017 through 2022:

Year	Purse Enhancement Payments to1 Horsemen	Marketing Payments to Canterbury Park
2017	$7,203,372	$1,581,228
2018	7,380,000	1,620,000
2019	7,380,000	1,620,000
2020	7,380,000	1,620,000
2021	7,380,000	1,620,000
2022	7,380,000	1,620,000

1	- Includes $100,000 each year payable to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the year ended December 31, 2016, the Company recorded $1,096,000 in other revenue and incurred $870,000 in advertising and marketing expense and $226,000 in depreciation related to the SMSC marketing payment. For the year ended December 31, 2015, the Company recorded $926,000 in other revenue and incurred $700,000 in advertising and marketing expense and $226,000 in depreciation related to the SMSC marketing payment. The excess of amounts received over revenue earned is reflected as deferred revenue which is included in accounts payable on the consolidated balance sheets.

Under the CMA, the Company agreed for the term of the CMA that it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

As part of the CMA, and pursuant to a related SAR Agreement dated June 14, 2012, the Company issued stock appreciation rights to the SMSC. For the year ended December 31, 2015, the Company recognized $142,000 of expense related to these stock appreciation rights, which was recorded as an offset to other revenue.

On July 30, 2015, the Company sold the land and buildings related to the Shakopee Valley RV Park located in Shakopee, Minnesota to SMSC for $100,000 plus the cancellation of the vested and unvested SARs. The sale resulted in a $347,000 gain on the Consolidated Statements of Operations –Gain on disposal of assets.

13.	INSURANCE RECOVERIES

During 2014, the Company incurred damage to buildings from multiple severe storms at the Racetrack. During the year ended December 31, 2015, the Company recognized as a reduction in operating expenses a $495,000 insurance recoveries gain in the Consolidated Statements of Operations as “Gain on insurance recoveries”. For the year ended December 31, 2016, the Company received additional insurance proceeds of $592,000 and recognized as a reduction in operating expenses as insurance recoveries gain in the Consolidated Statements of Operations as “Gain on insurance recoveries”. The Company has also concluded an additional $873,000 of insurance reimbursement will be received in 2017 when roof repair work is completed. Because the claim has been settled and confirmed by the insurance company, that amount has been recognized as a gain on insurance recovery receivable in accordance with U.S. GAAP. The storms did not cause any interruptions to the business or impact on the Company’s consolidated financial results of operations.

14.	LAND SALES AND PURCHASE

On October 6, 2015, the Company sold 6 acres of land adjacent to the Racetrack for $1,459,000 and recorded a gain of $660,000 on the Consolidated Statements of Operations – Gain on sale of land. Under the agreement with the buyer, the Company has the option to repurchase up to one acre within three years from closing date at the sale price of approximately $240,000 per acre. According to ASC 360-20-40-38 - Derecognition, the Company recorded the repurchase option acre as a deferred gain liability in the amount of $240,000 on the Consolidated Balance Sheets. Since the risks and rewards were not completely transferred to the buyer based on the repurchase option, the Company maintains the asset on our financials in the amount of $110,000. The Company believes any additional expenses associated with the option under the profit-sharing method will be immaterial because land is a non-depreciable asset.

On May 13, 2016, the Company completed the land sale and purchase transactions that were structured as a “deferred exchange using a qualified intermediary” pursuant to Internal Revenue Code (IRC) Section 1031 exchange (“1031 Exchange”) for income tax purposes. The Company sold approximately 24 acres of land adjacent to the Racetrack for $4.3 million. As a result of the sale, the Company received approximately $1.1 million in cash and the remaining amount was a promissory note in the amount of $3.2 million. In addition, the Company purchased approximately 32 acres of land adjacent to the Racetrack with a total purchase price of $4.9 million. As a result, the Company paid off the remaining capital lease obligation in the amount of $3.0 million.

15.	NOTES RECEIVABLE

During May 2016, the Company sold approximately 24 acres of land adjacent to the Racetrack for a total consideration of approximately $4.3 million. Promissory notes receivable consist of two promissory notes totaling $3,191,000 bearing interest at the mid-term applicable federal rate, which equaled 1.43%. The payments totaling $1,094,000 are due annually and the notes mature May 2019. The promissory notes are secured by the mortgage of approximately 24 acres and management believes no allowance for doubtful accounts is necessary. The following table show future principal payments:

Year ended December 31,	Amount
2017	$1,048,654
2018	1,063,651
2019	1,078,861
Total principal payments	3,191,166
Less: current portion	(1,048,654)
Long-term portion of principal payments	$2,142,512

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures:

The Company’s Chief Executive Officer and Chief Financial Officer, Randall D. Sampson, has reviewed the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon this review, this officer has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that the disclosure controls are also effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b)	Management’s annual report on internal control over financial reporting:

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting of the Company. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting can only provide reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2016. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2016.

(c)	Changes in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended December 31, 2016, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not Applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Incorporated by Reference.

Information required under Item 401 (except as noted below), 405, 406, and 407 (c) (3), (d) (4), and (d) (5) of Regulation S-K to the extent applicable to the Company will be set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 2016 (the “2016 Proxy Statement”), a definitive copy of which will be filed with the Commission within 120 days of the close of the 2016 fiscal year, which information is incorporated herein by reference. Information required under Item 402 of Regulation S-K regarding executive officers is presented under Item 1(c)(x) herein.

Code of Ethics

The Company has adopted a code of ethics applicable to all employees of and consultants to the Company. A copy of the Code of Conduct can be obtained free of charge upon written request directed to the Company’s Secretary at the executive offices of the Company.

Item 11.	EXECUTIVE COMPENSATION

Information required under Item 402 of Regulation S-K to the extent applicable to the Company will be set forth in the Company’s 2016 Proxy Statement which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under Item 201(d) and 403 of Regulation S-K to the extent applicable to the Company will be set forth in the Company’s 2016 Proxy Statement which information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information, if any, required by Item 404 of Regulation S-K to the extent applicable to the Company will be set forth in the Company’s 2016 Proxy Statement which information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of this Form 10-K and Item 9(e) of Schedule 14A will be set forth in a section entitled “The Company’s Auditors” in the Company’s 2016 Proxy Statement which information is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a).	The following Consolidated Financial Statements of Canterbury Park Holding Corporation and subsidiaries are included in Part II, Item 8 pages 31-50:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the years ended December 31, 2016 and 2015

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015

Notes to Consolidated Financial statements

(b).	The exhibits listed on the “Exhibits Index” on pages 56 & 57 are filed with this Form 10-K or incorporated by reference in this report.

(c).	No financial statement schedules are required by Item 8 and Item 15(c) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2017		CANTERBURY PARK HOLDING CORPORATION

	By	/s/ Randall D. Sampson
Randall D. Sampson
President, Chief Financial Officer, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and the dates indicated have signed this report below.

Power of Attorney

Each person whose signature appears below constitutes and appoints CURTIS A. SAMPSON, DALE H. SCHENIAN and RANDALL D. SAMPSON as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any of all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/ Curtis A. Sampson	Chairman of the Board	March 30, 2017
Curtis A. Sampson

/s/ Dale H. Schenian	Vice Chairman; Director	March 30, 2017
Dale H. Schenian

/s/ Randall D. Sampson	Chief Executive Officer, President, Chief Financial Officer*,	March 30, 2017
Randall D. Sampson	General Manager, Treasurer, and Director

/s/ Patrick R. Cruzen	Director	March 30, 2017
Patrick R. Cruzen

/s/ Burton F. Dahlberg	Director	March 30, 2017
Burton F. Dahlberg

/s/ Carin J. Offerman	Director	March 30, 2017
Carin J. Offerman

* Principal Accounting Officer

CANTERBURY PARK HOLDING CORPORATION

Exhibit Index To

Form 10-K for the Year Ended December 31, 2016

Exhibit Table Reference	Title of Document	Location in Consecutive Numbering System as Filed with the Securities and Exchange Commission

3.1	Articles of Incorporation, as amended.	Filed as Exhibit 3.1 to the Forms SB-2 Registration Statement of the Company, File No. 33-81262C, (the “SB-2 Registration Statement”) and incorporated herein by reference.

3.2	Bylaws, as amended	Filed as Exhibit 3.2 to the SB-2 Registration Statement and incorporated herein by reference.

10.1	Plan of Reorganization dated as of May 20, 1994 between Canterbury Park Holding Corporation and Canterbury Park Concessions, Inc.	Filed as Exhibit 10.1 to the SB-2 Registration Statement and incorporated herein by reference.

10.2	Restated Stock Purchase Agreement	Filed as Exhibit 10.2 to the SB-2 Registration Statement and incorporated herein by reference.

10.3	Letter dated April 4, 1994 from the Minnesota Horsemen’s Benevolent and Protective Association, Inc. to Minnesota Racing Commission waiving 125 day racing minimum	Filed as Exhibit 10.3 to the SB-2 Registration Statement and incorporated herein by reference.

10.5	Stock Option Plan, as amended*	Filed as Exhibit 4.1 to the Registration Statement on Form S-8 of the Company filed on August 28, 1997 (File No. 333-34509) and incorporated herein by reference.

10.6	Form of Non-qualified Stock Option Agreement	Filed as Exhibit 10.6 to the SB-2 Registration Statement and incorporated herein by reference.

* Denotes an exhibit that covers management contracts or compensatory plans or arrangements.

Exhibit Table Reference	Title of Document	Location in Consecutive Numbering System as Filed with the Securities and Exchange Commission

10.7	Curtis A. Sampson Guaranty to HRA	Filed as Exhibit 10.7 to the SB-2 Registration Statement and incorporated herein by reference.

10.10	General Credit and Security Agreement dated as of November 11, 2016 between Canterbury Park Holding Corporation and Bremer Bank N.A. This exhibit 10.10 replaces exhibit 10.10 filed previously as Exhibit 10.10 to the Form 10-KSB	Filed herewith.

10.11	Stock Purchase Savings Plan	Filed as Exhibit 10.11 to Form 10-KSB for the fiscal year ended December 31, 1997 and incorporated herein by reference.

10.13	Stock Option Plan for Non-Employee Consultants and Advisors	Filed as Exhibit 4.3 to the Registration Statement on Form S-8 of the Company filed on August 28, 1997 (File No. 333-34509) and incorporated herein by reference.

21	Subsidiaries of the Registrant	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith.

24	Power of Attorney	Included in signature page at page 54.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 0f 2002	Filed herewith.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

The exhibits referred to in this Exhibit will be supplied to a shareholder at a charge of $.25 per page upon written request directed to the Company’s Secretary at the executive offices of the Company.