Form 10-Q
period 2017-03-31
Canterbury Park Holding Corp
filed 2017-05-15
CIK 1672909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission File Number: 001-37858

CANTERBURY PARK HOLDING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	47-5349765
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

YES	☐	NO	☒

The Company had 4,371,598 shares of common stock, $.01 par value, outstanding as of May 1, 2017.

Canterbury Park Holding Corporation

PART 1 – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,647,781	$6,298,807
Restricted cash	3,007,720	1,990,013
Short-term investments	205,649	205,649
Accounts receivable, net of allowance of $28,000 for both periods	1,393,395	1,309,453
Current portion of notes receivable	1,048,654	1,048,654
Inventory	286,917	247,786
Prepaid expenses	493,721	466,993
Income taxes receivable	71,170	511,170
Total current assets	14,155,007	12,078,525

LONG-TERM ASSETS
Deposits	25,000	25,000
Notes receivable - long term portion	2,142,512	2,142,512
Land, buildings and equipment, net of accumulated depreciation of $28,117,761 and $27,642,027, respectively	35,608,576	35,378,917
	$51,931,095	$49,624,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,617,727	$2,590,791
Card Casino accruals	2,469,210	2,634,153
Accrued wages and payroll taxes	1,071,933	1,632,304
Cash dividend payable	218,072	216,411
Due to MHBPA	407,804	38,145
Accrued property taxes	1,165,049	932,030
Deferred revenue	2,310,125	568,921
Payable to horsepersons	200,362	104,652
Total current liabilities	10,460,282	8,717,407

LONG-TERM LIABILITIES
Deferred income taxes	4,278,000	4,357,000
Total long-term liabilities	4,278,000	4,357,000
TOTAL LIABILITIES	14,738,282	13,074,407

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,358,885 and 4,325,154, respectively, shares issued and outstanding	43,589	43,252
Additional paid-in capital	19,127,069	18,780,070
Retained earnings	18,022,155	17,727,225
Total stockholders’ equity	37,192,813	36,550,547
	$51,931,095	$49,624,954

 See notes to condensed consolidated financial statements

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING REVENUES:
Pari-mutuel	$1,531,864	$1,395,377
Card Casino	7,704,471	7,119,121
Food and beverage	1,345,875	1,080,901
Other	886,788	823,414
Total Revenues	11,468,998	10,418,813
Less: Promotional allowances	(25,927)	(25,502)
Net Revenues	11,443,071	10,393,311

OPERATING EXPENSES:
Purse expense	1,132,423	1,035,655
Minnesota Breeders’ Fund	215,775	147,143
Other pari-mutuel expenses	271,888	291,006
Salaries and benefits	5,048,886	5,037,356
Cost of food and beverage and other sales	613,376	547,023
Depreciation	645,723	576,480
Utilities	280,906	272,046
Advertising and marketing	216,189	219,992
Professional and contracted services	861,534	654,280
Other operating expenses	1,294,562	1,089,337
Total Operating Expenses	10,581,262	9,870,318
INCOME FROM OPERATIONS	861,809	522,993
OTHER INCOME (EXPENSE):
Interest income, net	12,188	945
Net Other Income	12,188	945
INCOME BEFORE INCOME TAXES	873,997	523,938
INCOME TAX EXPENSE	(361,000)	(213,186)
NET INCOME	$512,997	$310,752

Basic earnings per share	$.12	$.07
Diluted earnings per share	$.12	$.07
Weighted Average Basic Shares Outstanding	4,342,610	4,258,347
Weighted Average Diluted Shares Outstanding	4,392,015	4,273,851
Cash dividends declared per share	$.05	$.00

 See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating Activities:
Net income	$512,997	$310,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	645,723	576,480
Stock-based compensation expense	91,069	64,018
Stock-based employee match contribution	106,601	-
Deferred income taxes	(79,000)	(83,300)
Loss on disposal of assets	12,813	-
Changes in operating assets and liabilities:
Increase in restricted cash	(1,017,707)	(434,596)
Increase in accounts receivable	(83,942)	(312,001)
(Increase) decrease in other current assets	(65,859)	37,324
Decrease in income taxes receivable	440,000	211,486
Increase in accounts payable and deferred revenue	1,553,156	1,333,655
(Decrease) increase in Card Casino accruals	(164,943)	480,999
(Decrease) increase in accrued wages and payroll taxes	(560,371)	101,294
Increase in accrued property taxes	233,019	176,325
Increase in due to MHBPA	369,659	-
Increase in payable to horsepersons	95,710	85,678
Net cash provided by operating activities	2,088,925	2,548,114

Investing Activities:
Additions to buildings and equipment	(672,264)	(843,293)
Net cash used in investing activities	(672,264)	(843,293)

Financing Activities
Proceeds from issuance of common stock	148,724	64,132
Principal payments on capital lease obligations	-	(175,600)
Cash dividends paid to shareholders	(216,411)	-
Net cash used in financing activities	(67,687)	(111,468)

Net increase (decrease) in cash and cash equivalents	1,348,974	1,593,353

Cash and cash equivalents at beginning of period	6,298,807	8,274,112

Cash and cash equivalents at end of period	$7,647,781	$9,867,465

See notes to condensed consolidated financial statements.

5

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	2017	2016
Schedule of non-cash investing and financing activities
Additions to buildings and equipment funded through accounts payable	$215,000	$266,000
Dividend declared	218,000	-

Supplemental disclosure of cash flow information:
Income taxes paid (overpayment), net of refunds	$(244,000)	$85,000

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2016, included in its Annual Report on Form 10-K (the “2016 Form 10-K”).

Summary of Significant Accounting Policies – A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2016. There were no material changes in significant accounting policies during the quarter ended March 31, 2017.

Deferred Revenue – Deferred revenue includes advance sales related to racing, events and corporate partnerships. Revenue from these advance billings are recognized when the related event occurs or services have been performed. Deferred revenue also includes advanced Cooperative Marketing Agreement (“CMA”) promotional funds and revenue is recognized when expenses are incurred. The Company maintains a deferred gain on sale of land of $240,000 due to a repurchase right.

Reclassifications – Prior period financial statement amounts have been reclassified to conform to current period presentations. Deferred revenue amounts have been reclassified on the Consolidated Balance Sheets to Deferred revenue from Accounts payable in the amount of approximately $569,000.

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) – The Minnesota Pari-mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations. Pursuant to an agreement with the MHBPA, the Company transferred into a trust account or paid directly to the MHBPA, $668,000 and $886,000 for the three months ended March 31, 2017 and 2016, respectively, related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company, and therefore are not recorded on the Company’s Consolidated Balance Sheet.

Recent Accounting Pronouncement –In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects related to share-based payments. Previously, tax benefits in excess of compensation cost ("windfalls") were recorded as an increase to shareholders' equity. Under the new ASU, windfalls are recorded as a component of income tax expense. ASU 2016-09 also requires that tax-related cash flows resulting from share-based payments be reported as a part of cash flows from operating activities. The Company adopted this ASU at March 31, 2017. With respect to the Company, because the adoption is prospective, there was no impact to prior period financial information.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash. The new standard requires that the statement of cash flows explain the change during the period of cash, cash equivalents, and amounts generally described as restricted cash. Entities will also be required to reconcile to the balance sheet and disclose the nature of the restrictions. The guidance will become effective in 2018. While we are continuing to assess all potential impacts of the standard, we believe the most significant impact relates to the presentation of our statement of cash flows where we will be required to reconcile to total cash, cash equivalents, and restricted cash. Currently, our statement of cash flows reconciles to total cash and cash equivalents.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance will become effective in 2018. We are assessing the impact of the new accounting guidance and currently cannot estimate the financial statement impact of adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. ASU 2016-02 is effective in our first quarter of fiscal 2019 on a modified retrospective basis and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2016-02 on our Condensed Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance will become effective in 2018 and will be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. During 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net); and ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients; which clarified the guidance on certain items such as reporting revenue gross versus net and presentation of sales tax, among other things. We are assessing the impact of the new accounting guidance and currently cannot estimate the financial statement impact of adoption.

2.	STOCK-BASED COMPENSATION

Long Term Incentive Plan and Award of Deferred Stock

The Long Term Incentive Plan (the “LTI Plan”) authorizes the grant of Long Term Incentive Awards that provide an opportunity to Named Executive Officers (“NEOs”) and other Senior Executives to receive a payment in cash or shares of the Company’s common stock to the extent of achievement at the end of a period greater than one year (the “Performance Period”) as compared to Performance Goals established at the beginning of the Performance Period.

Board of Directors Stock Option and Restricted Stock Grants

The Company’s Stock Plan authorizes annual grants of restricted stock or stock options, or both, to non-employee members of the Board of Directors at the time of the Company’s annual shareholders meeting as determined by the Board prior to each such meeting. Options granted under the Plan generally expire 10 years after the grant date. Restricted stock grants generally vest 100% one year after the date of the annual meeting in the prior year, are subject to restrictions on resale for an additional year, and are subject to forfeiture if a board member terminates prior to the shares vesting. The Board of Directors’ unvested restricted stock as of March 31, 2017 was 14,410 shares with a weighted average fair value per share of $10.41.

Deferred Stock Awards

Prior to January 1, 2016 the Company’s Board awarded deferred compensation to executive officers and key employees that were not performance-based in the form of Deferred Stock awards under the Company’s Stock Plan. Such deferred stock awards are subject to forfeiture if an employee terminates employment prior to the vesting. Generally, the awards vest ratably over a four-year period and compensation costs are recognized over the vesting period. Compensation costs are recorded in “Salaries and benefits” on the Condensed Consolidated Statements of Operations. As of March 31, 2017, 4,500 shares were not vested with a weighted average fair value of $10.46 per share.

Stock-based compensation expense related to LTI, deferred stock awards and restricted stock awards are included on the Condensed Consolidated Statements of Operations and amounted to $91,000 and $64,000 for the three months ended March 31, 2017 and 2016, respectively.

Employee Stock Option Grants

The Company has granted incentive stock options to employees pursuant to the Company’s Stock Plan with an exercise price equal to the market price on the date of grant. The options vest over a 42-month period and expire in 10 years.

A summary of stock option activity as of March 31, 2017 and changes during the three months ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Grant Date
Stock Options	Options	Price	Term	Fair Value

Outstanding at January 1, 2017	191,002	$9.08
Granted	-	-
Exercised	(17,500)	7.30
Expired/Forfeited	(15,000)	13.76
Outstanding at March 31, 2017	158,502	$8.15	2.5 Years	$1,292,382

Exercisable at March 31, 2017	158,502	$8.15	2.5 Years	$1,292,382

3.	NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net income (numerator) amounts used for basic and diluted per share computations:	$512,997	$310,752

Weighted average shares (denominator) of common stock outstanding:
Basic	4,342,610	4,258,347
Plus dilutive effect of stock options	49,405	15,504
Diluted	4,392,015	4,273,851

Net income per common share:
Basic	$.12	$.07
Diluted	.12	.07

Options to purchase 30,000 shares of common stock at an average price of $12.33 per share were outstanding but not included in the computation of diluted net income per share for the three months ended March 31, 2017 because the options were out of the money at March 31, 2017.

Options to purchase 45,000 shares of common stock at an average price of $12.80 per share were outstanding but not included in the computation of diluted net income per share for the three months ended March 31, 2016 because the options were out of the money at March 31, 2016.

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

The Company has a general credit and security agreement with Bremer Bank, which provides a revolving credit line of up to $6,000,000 and expires on November 11, 2017. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the three months ended March 31, 2017.

The Company had a general credit and security agreement with Bremer Bank, which provided a revolving credit line of up to $3,000,000 and which expired on September 30, 2016. The line of credit was collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the three months ended March 31, 2016.

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

The following tables provide information about the Company’s operating segments (in 000’s):

	Three Months Ended March 31, 2017
	Horse Racing	Card Casino	Food and Beverage	Total

Net revenues from external customers	$2,363	$7,705	$1,375	$11,443

Intersegment revenues	123	-	356	479

Net interest income (expense)	12	-	-	12

Depreciation	493	106	47	646

Segment (loss) income before income taxes	(442)	1,297	196	1,051

At March 31, 2017
Segment Assets	$50,835	$267	$19,344	$70,446

	Three Months Ended March 31, 2016
	Horse Racing	Card Casino	Food and Beverage	Total

Net revenues from external customers	$2,179	$7,119	$1,095	$10,393

Intersegment revenues	83	-	306	389

Net interest income	1	-	-	1

Depreciation	436	106	34	576

Segment (loss) income before income taxes	(435)	1,010	8	583

At December 31, 2016
Segment Assets	$48,302	$478	$19,039	$67,819

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Three Months Ended March 31,
	2017	2016
Revenues
Total net revenues for reportable segments	$11,922	$10,782
Elimination of intersegment revenues	(479)	(389)
Total consolidated net revenues	$11,443	$10,393

Income before income taxes
Total segment income before income taxes	$1,051	$583
Elimination of intersegment income before income taxes	(177)	(59)
Total consolidated income before income taxes	$874	$524

	March 31,	December 31,
	2017	2016
Assets
Total assets for reportable segments	$70,446	$67,819
Elimination of intercompany receivables	(18,515)	(18,194)
Total consolidated assets	$51,931	$49,625

7.	COMMITMENTS AND CONTINGENCIES

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

Additionally, the Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”), which became effective June 4, 2012 and was amended in January 2015, 2016 and 2017. The CMA contains certain covenants which, if breached, would trigger an obligation to repay a specified amount related to such covenant. At this time, management believes that the likelihood that the breach of a covenant will occur and that the Company will be required to pay the specified amount related to such covenant is remote.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at March 31, 2017 and as of the date of this report will not have a material impact on the Company’s consolidated financial positions or results of operations.

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

Under the terms of the CMA, as amended, the SMSC paid the horsemen $7.2 million and $6.7 million in the first three months of 2017 and 2016, respectively, primarily for purse enhancements for the live race meets in the respective years.

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events. Under the CMA, the SMSC paid the Company $1,581,000 and $1,197,000 for marketing purposes during the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the outstanding advanced marketing payments in the amount of $1,450,000 are recorded on the Consolidated Balance Sheets-Deferred revenue.

Effective January 2015, 2016, and 2017 the CMA was amended three times to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.” SMSC is currently obligated to make the following purse enhancement and marketing payments for 2018 through 2022:

Year	Purse Enhancement Payments to Horsemen [1]	Marketing Payments to Canterbury Park
2018	$7,380,000	$1,620,000
2019	7,380,000	1,620,000
2020	7,380,000	1,620,000
2021	7,380,000	1,620,000
2022	7,380,000	1,620,000

1  Includes $100,000 each year payable to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the three months ended March 31, 2017, the Company recorded $156,000 in other revenue and incurred $99,000 in advertising and marketing expense and $57,000 in depreciation related to the SMSC marketing payment. For the three months ended March 31, 2016, the Company recorded $126,000 in other revenue and incurred $69,000 in advertising and marketing expense and $57,000 in depreciation related to the SMSC marketing payment. The excess of amounts received over revenue is reflected as deferred revenue which is included on the consolidated balance sheets.

Under the CMA, the Company agreed for the term of the CMA that it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

9.	INCOME TAXES

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which requires companies to recognize additional tax benefits or expenses related to the vesting or settlement of employee share based awards as income tax provision or benefit in the income statement in the reporting period in which they occur. In addition, ASU 2016-09 requires that all tax related cash flows resulting from share-based payments, including the excess tax benefits related to settlement of stock-based awards, be classified as cash flows from operating activities in the statement of cash flows. The new standard is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company did not elect to early adopt ASU 2016-09, but rather is adopting the guidance in the current quarter. The adoption of ASU 2016-09 required no retrospective adjustments to the financial statements. In addition there was no material cumulative-effect adjustment to retained earnings. Upon adoption, the Company is required to recognize all excess tax benefits in the statement of earnings.

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

The Company’s pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack each year from May through September, and year-round wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”). Unbanked card games, in which patrons compete against each other, are hosted in the Card Casino at the Racetrack. The Card Casino operates 24 hours a day, seven days a week. The Card Casino offers both poker and table games at up to 80 tables. The Company also derives revenues from related services and activities, such as concessions, parking, advertising signage, publication sales, and from other entertainment events and activities held at the Racetrack.

Recent Reorganization. The Company was reorganized as a Minnesota corporation in October 2015. The Company is a successor corporation to another corporation, also named Canterbury Park Holding Corporation, that was incorporated in 1994 (“CPHC”). Effective as of the close of business on June 30, 2016, CPHC’s business and operations were reorganized into a holding company structure (the “Reorganization”) pursuant to an Agreement and Plan of Merger dated as of March 1, 2016 that was approved by CPHC’s shareholders on June 28, 2016.

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

Operations Review for the Three Months Ended March 31, 2017:

EBITDA

EBITDA represents earnings before interest income, income tax expense, and depreciation and amortization. EBITDA is not a measure of performance or liquidity calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance or cash flows from operating activities as a measure of liquidity. EBITDA has been presented as a supplemental disclosure because it is a widely used measure of performance and a basis for valuation of companies in our industry. Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA which is a non-GAAP financial measure, for the three months ended March 31, 2017 and 2016:

Summary of EBITDA Data
	Three Months Ended March 31,
	2017	2016
NET INCOME	$512,997	$310,752
Interest income, net	(12,188)	(945)
Income tax expense	361,000	213,186
Depreciation	645,723	576,480
EBITDA	$1,507,532	$1,099,473

EBITDA increased $408,000, or 37.1%, and increased as a percentage of net revenues to 13.2% from10.6% for the three months ended March 31, 2017 as compared to the same period in 2016. The increase is due to the increase in net income as well as an increase in depreciation expense of $69,000 resulting from recent capital expenditure projects.

Revenues:

Total net revenues increased $1,050,000, or 10.1%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This increase primarily consists of increases in pari-mutuel, food and beverage, and Card Casino revenue of 9.8%, 24.5% and 8.2%, respectively. The following discussion provides further information regarding our operating revenues.

PARI-MUTUEL REVENUES

	Three Months Ended March 31,
	2017	2016

Simulcast	$1,246,000	$1,322,000
Other revenue	286,000	73,000
Total Pari-Mutuel Revenue	$1,532,000	$1,395,000

Pari-mutuel revenue increased $137,000, or 9.8%, for the three months ended March 31, 2017 compared to the same period in 2016. The increase in other revenue is primarily due to source marketing fees of $216,000 paid by ADW companies pursuant to legislation that became effective November 1, 2016, partially offset by a decline in simulcast revenue.

Card Casino Revenue:

	Three Months Ended March 31,
	2017	2016
Poker Games	$2,335,000	$2,468,000
Table Games	4,707,000	3,985,000
Total Collection Revenue	7,042,000	6,453,000
Other Revenue	663,000	666,000
Total Card Casino Revenue	$7,705,000	$7,119,000

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

As indicated in the table above, total Card Casino revenue increased $586,000 or 8.2%, for the three months ended March 31, 2017 compared to the same period in 2016. Table games revenue increased $722,000, or 18.1%, due to successful implementation of our focused marketing strategy and additional table game offerings. These increases were partially offset by a decline in poker revenue of $133,000, or 5.4%, for the three months ended March 31, 2017 compared to the same period in 2016.

Food and Beverage Revenue:

Food and beverage revenue increased $265,000, or 24.5%, for the three months ended March 31, 2017 compared to the same period in 2016. The increase is attributable to additional events held during the first quarter of 2017 compared to 2016.

Other Revenue:

Other revenue increased $63,000, or 7.7%, for the three months ended March 31, 2017 compared to the same periods in 2016. This increase is primarily due to increased payments under the CMA agreement for joint marketing efforts.

Operating Expenses:

Total operating expenses increased $711,000, or 7.2%, for the three months ended March 31, 2017 compared to the same period in 2016. The following paragraphs provide further detail regarding operating expenses.

Purse expense increased $97,000, or 9.3%, for the three months ended March 31, 2017 compared to the same period in 2016. Minnesota Breeders’ Fund increased $69,000, or 46.6%, for the three months ended March 31, 2017 compared to the same period in 2016. The increases are primarily due to increased purse fund payments due to ADW source market fees and increased Card Casino revenues.

Cost of food and beverage and other sales increased $66,000, or 12.1%, for the three months ended March 31, 2017 compared to the same period in 2016 due to the increase in food and beverage revenue.

Professional and contracted services increased $207,000, or 31.7%, for the three months ended March 31, 2017 compared to the same period in 2016 due to increased consulting fees, primarily related to development initiatives, as well as increased table games license fees.

Other operating expenses increased $205,000, or 18.8%, for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to increases in promotor fees related to events, recruiting expenses, and casino equipment rental fees.

Income tax expense increased $148,000, or 69.3%, for the three months ended March 31, 2017 compared to the same period in 2016. The effective rate was approximately 41% for both periods ended March 31, 2017 and 2016.

Net Income for the three months ended March 31, 2017 and 2016 was $513,000 and $311,000, respectively.

Contingencies:

The Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community which became effective on June 4, 2012, and was amended in January 2015, 2016, and 2017. The CMA contains certain covenants which, if breached, would trigger an obligation to repay a specified amount related to such covenant. At this time, management believes that the likelihood that the breach of a covenant would occur and that the Company would be required to pay the specified amount related to such covenant is remote.

The Company continues to analyze the feasibility of various options related to the development of our underutilized land. The Company may incur substantial costs during the feasibility and predevelopment process, but the Company believes available funds are sufficient to cover the costs. See Liquidity and Capital Resources for more information on liquidity and capital resource requirements.

Liquidity and Capital Resources:

Net cash provided by operating activities for the three months ended March 31, 2017 was $2,089,000 primarily from net income of $513,000, depreciation of $645,000, and stock-based compensation and match of $198,000. The Company also experienced an increase in accounts payable and deferred revenue of $1,553,000 and accrued wages and payroll taxes of $560,000. This was partially offset by an increase in restricted cash of $1,018,000 and purse amounts due to Minnesota horsemen organizations totaling $466,000.

Net cash provided by operating activities for the three months ended March 31, 2016 was $2,548,000 primarily from net income of $311,000 and depreciation of $576,000. The Company also experienced an increase in accounts payable of $1,334,000 and Card Casino accruals of $481,000. This was partially offset by an increase in restricted cash of $435,000 and account receivables of $312,000.

Net cash used in investing activities for the first three months of 2017 was $672,000, primarily for building remodel projects. Net cash used in investing activities for the first three months of 2016 was $843,000, primarily for a variety of equipment purchases and building remodel projects.

Net cash used in financing activities during the first three months of 2017 was $68,000, primarily for cash dividends to shareholders, partially offset by proceeds from purchases of stock through the Employee Stock Purchase Plan and proceeds received upon the exercise of stock options.

Net cash used in financing activities during the first three months of 2016 was $111,000, primarily for principal payments of capital lease obligations, partially offset by proceeds from purchases of stock through the Employee Stock Purchase Plan and proceeds received upon the exercise of stock options.

The Company has a general credit and security agreement with Bremer Bank, which provides a revolving credit line of up to $6,000,000 and expires on November 11, 2017. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. As of March 31, 2017, there were no borrowings under this agreement

The Company’s cash and cash equivalent balance at March 31, 2017 was $ 7.6 million compared to $ 6.3 million at December 31, 2016. The Company believes that unrestricted funds available in its cash accounts, amounts available under its revolving line of credit, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements for regular operations, as well as predevelopment expenses during 2017. However, if the Company engages in any significant real estate development, additional financing would more than likely be required.

Critical Accounting Policies and Estimates:

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates, and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are included in Note 1 to our consolidated financial statements in our 2016 Annual Report on Form 10-K. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 69% of our total assets at March 31, 2017. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows. If the sum of the related expected future net cash flows is less than the carrying value, management would determine how much of an impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. To date, we have determined that no impairment of these assets exists.

Stock-Based Compensation – Accounting guidance requires measurement of services provided in exchange for a share-based payment based on the grant date fair market value. We utilize our judgment in determining the assumptions used to determine the fair value of equity instruments granted using a Black-Scholes model.

Commitments and Contractual Obligations:

The Company entered into the CMA with the SMSC on June 4, 2012, that was amended in January 2015, 2016 and 2017 and expires December 31, 2022. See “Cooperative Marketing Agreement” below.

Legislation:

Minimum Wage Legislation

Legislation that was enacted into law in 2014 increased the minimum wage that must be paid to most company employees from $7.25 to $8.00 on August 1, 2014, and from $8.00 to $9.00 per hour on August 1, 2015. A further increase from $9.00 to $9.50 per hour went into effect on August 1, 2016. In addition, starting January 1, 2018, the minimum wage will increase at the beginning of each year by the rate of inflation with a maximum increase of up to 2.5% per year. Prior to August 1, 2014, the Company employed a large number of individuals who received an hourly wage equal to or slightly above $7.25 per hour. As a result, this legislation has an adverse financial impact in 2016 and 2017 and will continue to have an adverse impact. We have implemented measures to partially mitigate the impact of this increase by raising our prices and/or reducing our employee count. However, these measures could themselves have an adverse effect because higher prices and diminished service levels may discourage customers from visiting the Racetrack.

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

Under the terms of the CMA, as amended, the SMSC paid the horsemen $7.2 million and $6.7 million in the first three months of 2017 and 2016, respectively, primarily for purse enhancements for the live race meets in the respective years.

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events. Under the CMA, the SMSC paid the Company $1,581,000 and $1,197,000 for marketing purposes during the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the outstanding advanced marketing payments in the amount of $1,450,000 are recorded on the Consolidated Balance Sheets-Deferred revenue.

Effective January 2015, 2016, and 2017 the CMA was amended three times to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.” SMSC is currently obligated to make the following purse enhancement and marketing payments for 2018 through 2022:

Year	Purse Enhancement Payments to Horsemen[1]	Marketing Payments to Canterbury Park
2018	$7,380,000	$1,620,000
2019	7,380,000	1,620,000
2020	7,380,000	1,620,000
2021	7,380,000	1,620,000
2022	7,380,000	1,620,000

1  Includes $100,000 each year payable to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the three months ended March 31, 2017, the Company recorded $156,000 in other revenue and incurred $99,000 in advertising and marketing expense and $57,000 in depreciation related to the SMSC marketing payment. For the three months ended March 31, 2016, the Company recorded $126,000 in other revenue and incurred $69,000 in advertising and marketing expense and $57,000 in depreciation related to the SMSC marketing payment. The excess of amounts received over revenue is reflected as deferred revenue which is included on the consolidated balance sheets.

Under the CMA, the Company has agreed for the term of the CMA that it will not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

Forward-Looking Statements:

From time-to-time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, we may make forward-looking statements concerning possible or anticipated future financial performance, prospective business activities or plans which are typically preceded by words such as “believes,” “expects,” “anticipates,” “intends” or similar expressions. For such forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could affect our actual results and cause actual results to differ materially from those indicated in the forward-looking statements. Such risks and uncertainties include, but are not limited to: material fluctuations in attendance at the Racetrack, decline in interest in wagering on horse races at the Racetrack, at other tracks, or on unbanked card games offered at the Card Casino, competition from other venues offering unbanked card games or other forms of wagering, greater than anticipated expenses or a lower than anticipated return on the development of our underutilized land, competition from other sports and entertainment options, increases in compensation and employee benefit costs, increases in the percentage of revenues allocated for purse fund payments, higher than expected expenses related to new marketing initiatives, the impact of wagering products and technologies introduced by competitors, legislative and regulatory decisions and changes, the general health of the gaming sector, and other factors that are beyond our ability to control or predict.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Canterbury Park is not required to provide the information requested by this Item as it qualifies as a smaller reporting company.

ITEM 4:	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures:

The Company’s President, Chief Executive Officer and Chief Financial Officer, Randall D. Sampson, has reviewed the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon this review, this officer has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that the disclosure controls are also effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting:

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.			Legal Proceedings

Not Applicable.

Item 1A.			Risk Factors

There have been no material changes to the Risk Factors reported under Item 1A in the Form 10-K for the year ended December 31, 2016, and the risk factors presented therein are incorporated by reference herein.

Item 2.			Unregistered Sales of Equity Securities and Use of Proceeds

	(a)		Not Applicable.

	(b)		Not Applicable.

	(c)		On December 17, 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 12b-18 in open market transactions, block purchases of privately negotiated transactions (the “2008 Stock Repurchase Plan”). From its adoption until August 13, 2012, the Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and, on such date, authorized the repurchase of an additional 100,000 shares of the Company’s common stock. The Company did not repurchase any shares during the first quarter of 2017. The maximum number of shares that may yet be purchased under the above authorizations is 128,781 as of March 31, 2017.

Item 3.			Defaults upon Senior Securities

Not Applicable.

Item 4.			Mine Safety Disclosures

Not Applicable.

Item 5.			Other Information

Not Applicable.

Item 6.			Exhibits

	(a)		The following exhibits are included herein:

		11	Statement re computation of per share earnings – See Net Income Per Share under Note 1 of Notes to Consolidated Financial Statements under Part 1, Item 1, which is incorporated herein by reference.

		31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

		32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: May 15, 2017	/s/ Randall D. Sampson

Randall D. Sampson,
President, Chief Financial Officer, and Chief Executive Officer

