Form 10-Q
period 2017-06-30
Canterbury Park Holding Corp
filed 2017-08-14
CIK 1672909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission File Number: 001-37858

CANTERBURY PARK HOLDING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	47-5349765
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

The Company had 4,387,417 shares of common stock, $.01 par value, outstanding as of August 1, 2017.

Canterbury Park Holding Corporation

PART 1 – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,776,527	$6,298,807
Restricted cash	6,299,176	1,990,013
Short-term investments	205,944	205,649
Accounts receivable, net of allowance of $28,000 for both periods	1,703,446	1,309,453
Current portion of notes receivable	1,048,654	1,048,654
Inventory	423,432	247,786
Prepaid expenses	286,135	466,993
Income taxes receivable	-	511,170
Total current assets	18,743,314	12,078,525

LONG-TERM ASSETS
Deposits	25,000	25,000
Notes receivable - long term portion	2,142,512	2,142,512
Land, buildings and equipment, net of accumulated depreciation of $28,621,300 and $27,642,027, respectively	36,936,789	35,378,917
	$57,847,615	$49,624,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,823,712	$2,518,791
Card Casino accruals	2,551,188	2,634,153
Accrued wages and payroll taxes	2,032,439	1,632,304
Cash dividend payable	263,246	216,411
Due to MHBPA	613,958	38,145
Accrued property taxes	864,008	932,030
Deferred revenue	1,851,814	568,921
Income taxes payable	16,830	-
Payable to horsepersons	3,528,086	176,652
Total current liabilities	15,545,281	8,717,407

LONG-TERM LIABILITIES
Deferred income taxes	4,421,000	4,357,000
Total long-term liabilities	4,421,000	4,357,000
TOTAL LIABILITIES	19,966,281	13,074,407

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,382,862 and 4,325,154, respectively, shares issued and outstanding	43,829	43,252
Additional paid-in capital	19,362,017	18,780,070
Retained earnings	18,475,488	17,727,225
Total stockholders’ equity	37,881,334	36,550,547
	$57,847,615	$49,624,954

See notes to condensed consolidated financial statements

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
OPERATING REVENUES:
Pari-mutuel	$3,503,897	$3,020,943	$5,035,761	$4,416,320
Card Casino	8,112,734	7,001,070	15,817,205	14,120,191
Food and beverage	2,364,686	2,224,296	3,710,561	3,305,197
Other	1,914,318	1,677,602	2,801,106	2,501,016
Total Revenues	15,895,635	13,923,911	27,364,633	24,342,724
Less: Promotional allowances	(49,160)	(37,919)	(75,087)	(63,421)
Net Revenues	15,846,475	13,885,992	27,289,546	24,279,303

OPERATING EXPENSES:
Purse expense	2,004,688	1,812,143	3,137,111	2,847,798
Minnesota Breeders’ Fund	304,396	236,660	520,171	383,803
Other pari-mutuel expenses	452,583	469,378	724,471	760,384
Salaries and benefits	6,208,697	5,812,020	11,257,583	10,849,376
Cost of food and beverage and other sales	1,096,002	1,095,784	1,709,378	1,642,807
Depreciation	577,275	618,030	1,222,998	1,194,510
Utilities	337,857	321,851	618,763	593,897
Advertising and marketing	676,866	717,714	893,055	937,706
Professional and contracted services	1,152,893	1,143,095	2,014,427	1,797,375
Gain on sale of land	-	(3,990,519)	-	(3,990,519)
Other operating expenses	1,844,060	1,752,311	3,138,622	2,841,646
Total Operating Expenses	14,655,317	9,988,467	25,236,579	19,858,783
INCOME FROM OPERATIONS	1,191,158	3,897,525	2,052,967	4,420,520
OTHER INCOME (EXPENSE):
Interest income (expense), net	11,415	(49,970)	23,603	(49,025)
Net Other Income (Expense)	11,415	(49,970)	23,603	(49,025)
INCOME BEFORE INCOME TAXES	1,202,573	3,847,555	2,076,570	4,371,495
INCOME TAX EXPENSE	(486,000)	(1,572,655)	(847,000)	(1,785,841)
NET INCOME	$716,573	$2,274,900	$1,229,570	$2,585,654

Basic earnings per share	$0.16	$0.53	$0.28	$0.61
Diluted earnings per share	$0.16	$0.53	$0.28	$0.60
Weighted Average Basic Shares Outstanding	4,372,333	4,275,001	4,357,472	4,266,290
Weighted Average Diluted Shares Outstanding	4,395,009	4,302,387	4,378,481	4,287,582
Cash dividends declared per share	$0.06	$0.25	$0.11	$0.25

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating Activities:
Net income	$1,229,570	$2,585,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,222,998	1,194,510
Stock-based compensation expense	192,135	155,030
Stock-based employee match contribution	240,597
Deferred income taxes	64,000	1,235,300
Loss (gain) on sale of land and equipment	1,998	(3,990,519)
Tax benefit from exercise of stock-based awards	-	(1,015)
Changes in operating assets and liabilities:
Increase in restricted cash	(4,309,163)	(4,422,574)
Increase in accounts receivable	(393,993)	(494,423)
Decrease (increase) in other current assets	5,212	(35,982)
Decrease in income taxes receivable	528,000	216,556
Increase in accounts payable and deferred revenue	2,537,051	2,750,843
(Decrease) increase in Card Casino accruals	(82,965)	731,773
Increase (decrease) in accrued wages and payroll taxes	400,135	(89,325)
Decrease in accrued property taxes	(68,022)	(366,463)
Increase in due to MHBPA	575,813	-
Increase in payable to horsepersons	3,351,434	3,336,926
Net cash provided by operating activities	5,494,800	2,806,291

Investing Activities:
Additions to buildings and equipment	(2,732,105)	(2,829,673)
Purchase of investments	(295)	(213)
Net cash used in investing activities	(2,732,400)	(2,829,886)

Financing Activities
Proceeds from issuance of common stock	149,803	141,303
Principal payments on capital lease obligations	-	(1,887,349)
Cash dividends paid to shareholders	(434,483)	(1,072,470)
Tax benefit from exercise of stock-based awards	-	1,015
Net cash used in financing activities	(284,680)	(2,817,501)

Net increase (decrease) in cash and cash equivalents	2,477,720	(2,841,096)

Cash and cash equivalents at beginning of period	6,298,807	8,274,112

Cash and cash equivalents at end of period	$8,776,527	$5,433,016

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	2017	2016
Schedule of non-cash investing and financing activities
Additions to buildings and equipment funded through accounts payable	$51,000	$369,000
Issuance of promissory notes receivable		$3,191,000
Dividend declared	$481,000
Proceeds from land sale remitted to qualified intermediary		$1,051,000
Principal payments of capital lease obligation remitted from qualified intermediary		$1,051,000
Supplemental disclosure of cash flow information:
Income taxes paid, net of overpayments applied	$485,000	$335,000

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation and Preparation – The accompanying condensed consolidated financial statements include the accounts of the Company (Canterbury Park Holding Corporation, Canterbury Park Entertainment, LLC, Canterbury Park Concession, Inc. and Canterbury Development, LLC). Intercompany accounts and transactions have been eliminated. The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2016, included in its Annual Report on Form 10-K (the “2016 Form 10-K”).

The condensed consolidated balance sheets and the related condensed consolidated statements of operations and the cash flows for the periods ended June 30, 2017 and 2016 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2017 and 2016 and for the periods then ended have been made.

Summary of Significant Accounting Policies – A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2016. There were no material changes in significant accounting policies during the quarter ended June 30, 2017.

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

Reclassifications – Prior period financial statement amounts have been reclassified to conform to current period presentations. Deferred revenue amounts have been reclassified on the Consolidated Balance Sheets to Deferred revenue from Accounts payable in the amount of approximately $569,000. Also, certain amounts due to horsepersons have been reclassified from accounts payable to payable to horsepersons which impacted the changes of these two items on the Consolidated Statements of Cash Flows.

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) – The Minnesota Pari-mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations. Pursuant to an agreement with the MHBPA, the Company transferred into a trust account or paid directly to the MHBPA, $2,213,000 and $1,747,000 for the six months ended June 30, 2017 and 2016, respectively, related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company, and therefore are not recorded on the Company’s Consolidated Balance Sheet.

Recent Accounting Pronouncement – In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash. The new standard requires that the statement of cash flows explain the change during the period of cash, cash equivalents, and amounts generally described as restricted cash. Entities will also be required to reconcile to the balance sheet and disclose the nature of the restrictions. The guidance will become effective in 2018. While we are continuing to assess all potential impacts of the standard, we believe the most significant impact relates to the presentation of our statement of cash flows where we will be required to reconcile to total cash, cash equivalents, and restricted cash. Currently, our statement of cash flows reconciles to total cash and cash equivalents.

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

Board of Directors Stock Option and Restricted Stock Grants

The Company’s Stock Plan authorizes annual grants of restricted stock, deferred stock, and stock options, or any combination of the three, to non-employee members of the Board of Directors at the time of the Company’s annual shareholders meeting as determined by the Board prior to each such meeting. Options granted under the Plan generally expire 10 years after the grant date. Restricted stock and deferred stock grants generally vest 100% one year after the date of the annual meeting in the prior year, are subject to restrictions on resale for an additional year, and are subject to forfeiture if a board member terminates prior to the shares vesting. The Board of Directors’ unvested restricted stock as of June 30, 2017 was 11,264 shares with a weighted average fair value per share of $10.65. There were no unvested stock options outstanding at June 30, 2017 or December 31, 2016.

Deferred Stock Awards

Prior to January 1, 2016 the Company’s Board awarded deferred compensation to executive officers and key employees that were not performance-based in the form of Deferred Stock awards under the Company’s Stock Plan. Such deferred stock awards are subject to forfeiture if an employee terminates employment prior to the vesting. Generally, the awards vest ratably over a four-year period and compensation costs are recognized over the vesting period. Compensation costs are recorded in “Salaries and benefits” on the Condensed Consolidated Statements of Operations. As of June 30, 2017, 4,500 shares were not vested with a weighted average fair value of $10.46 per share.

Stock-based compensation expense related to the LTI Plan, deferred stock awards and restricted stock awards are included on the Condensed Consolidated Statements of Operations and amounted to $192,000 and $115,000 for the six months ended June 30, 2017 and 2016.

Employee Stock Option Grants

The Company has granted incentive stock options to employees pursuant to the Company’s Stock Plan with an exercise price equal to the market price on the date of grant. The options vest over a 42-month period and expire in 10 years.

A summary of stock option activity as of June 30, 2017 and changes during the six months ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Grant Date
Stock Options	Options	Price	Term	Fair Value

Outstanding at January 1, 2017	191,002	$9.08
Granted	-	-
Exercised	(17,500)	7.30
Expired/Forfeited	(15,000)	13.76
Outstanding at June 30, 2017	158,502	$8.15	2.2 Years	$1,292,382

Exercisable at June 30, 2017	158,502	$8.15	2.2 Years	$1,292,382

3.	NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (numerator) amounts used for basic and diluted per share computations:	$716,573	$2,274,900	$1,229,570	$2,585,654

Weighted average shares (denominator) of common stock outstanding:
Basic	4,372,333	4,275,001	4,357,472	4,266,290
Plus dilutive effect of stock options	22,676	27,386	21,009	21,292
Diluted	4,395,009	4,302,387	4,378,481	4,287,582

Net income per common share:
Basic	$.16	$.53	$.28	$.61
Diluted	.16	.53	.28	.60

Options to purchase 30,000 shares of common stock at an average price of $12.33 per share were outstanding but not included in the computation of diluted net income per share for the three and six months ended June 30, 2017 because the exercise price of the options exceeded the market price of the Company’s common stock at June 30, 2017.

Options to purchase 45,000 shares of common stock at an average price of $12.80 per share were outstanding but not included in the computation of diluted net income per share for the three and six months ended June 30, 2016 because the exercise price of the options exceeded the market price of the Company’s common stock at June 30, 2016.

4.	PROMISSORY NOTES RECEIVABLE

In May 2016, the Company sold approximately 24 acres of land adjacent to the Racetrack for a total consideration of approximately $4.3 million. Promissory notes receivable consist of two promissory notes totaling $3,191,000 bearing interest at 1.43%. On May 31, 2017, the Company signed an amendment extending the maturity date of the notes to May 2020. The payments totaling $1,094,000 are due annually until the notes mature. The promissory notes are secured by the mortgage of approximately 24 acres and management believes no allowance for doubtful accounts is necessary.

5.	GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with Bremer Bank, which provides a revolving credit line of up to $6,000,000 and expires on November 11, 2017. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the six months ended June 30, 2017.

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

The following tables provide information about the Company’s operating segments (in 000’s):

	Six Months Ended June 30, 2017
	Horse Racing	Card Casino	Food and Beverage	Total

Net revenues from external customers	$7,639	$15,817	$3,834	$27,290

Intersegment revenues	360	734		1,094

Net interest income (expense)	24			24

Depreciation	822	317	84	1,223

Segment (loss) income before income taxes	(890)	3,081	664	2,855

	At June 30, 2017
Segment Assets	$56,614	$161	$20,297	$77,072

	Six Months Ended June 30, 2016
	Horse Racing	Card Casino	Food and Beverage	Total

Net revenues from external customers	$6,790	$14,120	$3,369	$24,279

Intersegment revenues	244		633	877

Net interest income (expense)	(49)			(49)

Depreciation	912	211	72	1,195

Segment (loss) income before income taxes	2,714	1,930	209	4,853

	At December 31, 2016
Segment Assets	$48,302	$478	$19,039	$67,819

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Six Months Ended June 30,
	2017	2016
Revenues
Total net revenues for reportable segments	$28,384	$25,156
Elimination of intersegment revenues	(1,094)	(877)
Total consolidated net revenues	$27,290	$24,279

Income before income taxes
Total segment income before income taxes	$2,855	$4,853
Elimination of intersegment income before income taxes	(778)	(482)
Total consolidated income before income taxes	$2,077	$4,371

	June 30,	December 31,
	2017	2016
Assets
Total assets for reportable segments	$77,072	$67,819
Elimination of intercompany receivables	(19,224)	(18,194)
Total consolidated assets	$57,848	$49,625

7.	COMMITMENTS AND CONTINGENCIES

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

The Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”), which became effective June 4, 2012 and was amended in each of January 2015, 2016 and 2017. The CMA contains certain covenants which, if breached, would trigger an obligation to repay a specified amount related to such covenant. At this time, management believes that the likelihood that the breach of a covenant will occur and that the Company will be required to pay the specified amount related to such covenant is remote.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at June 30, 2017 and as of the date of this report will not have a material impact on the Company’s consolidated financial positions or results of operations.

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

Under the terms of the CMA, as amended, the SMSC paid the horsemen $7.2 million and $6.7 million in the first six months of 2017 and 2016, respectively, primarily for purse enhancements for the live race meets in the respective years.

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events. Under the CMA, the SMSC paid the Company $1,581,000 and $1,197,000 for marketing purposes during the six months ended June 30, 2017 and 2016, respectively.

In each of January 2015, 2016, and 2017 the CMA was amended to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.” SMSC is currently obligated to make the following purse enhancement and marketing payments for 2018 through 2022:

Year	Purse Enhancement Payments to Horsemen	1	Marketing Payments to Canterbury Park
2018	$7,380,000		$1,620,000
2019	7,380,000		1,620,000
2020	7,380,000		1,620,000
2021	7,380,000		1,620,000
2022	7,380,000		1,620,000

1	Includes $100,000 each year payable to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the three and six months ended June 30, 2017, the Company recorded $468,000 and $625,000 in other revenue and incurred $458,000 and $558,000 in advertising and marketing expense and $57,000 and $113,000 in depreciation related to the SMSC marketing payment. For the three and six months ended June 30, 2016, the Company recorded $212,000 and $338,000 in other revenue and incurred $155,000 and $225,000 in advertising and marketing expense and $57,000 and $113,000 in depreciation related to the SMSC marketing payment. The excess of amounts received over revenue is reflected as deferred revenue which is included on the consolidated balance sheets.

Under the CMA, the Company agreed for the term of the CMA that it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

9.	INCOME TAXES

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which requires companies to recognize additional tax benefits or expenses related to the vesting or settlement of employee share based awards as income tax provision or benefit in the income statement in the reporting period in which they occur. In addition, ASU 2016-09 requires that all tax related cash flows resulting from share-based payments, including the excess tax benefits related to settlement of stock-based awards, be classified as cash flows from operating activities in the statement of cash flows. The Company adopted this ASU at March 31, 2017. The adoption of ASU 2016-09 required no retrospective adjustments to the financial statements. In addition there was no material cumulative-effect adjustment to retained earnings. Upon adoption, the Company is required to recognize all excess tax benefits in the statement of earnings.

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

Operations Review for the Three and Six Months Ended June 30, 2017:

EBITDA

EBITDA represents earnings before interest, income tax expense, and depreciation and amortization. EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance or cash flows from operating activities as a measure of liquidity. EBITDA has been presented as a supplemental disclosure because it is a widely used measure of performance and a basis for valuation of companies in our industry. Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do. Adjusted EBITDA reflects additional adjustments to net income to eliminate unusual or non-recurring items. For the six months ended June 30, 2016, adjusted EBITDA excluded the gain on sale of land.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and adjusted EBITDA (defined above) which are non-GAAP financial measures, for the six months ended June 30, 2017 and 2016:

Summary of EBITDA Data:

	Six Months Ended June 30,
	2017	2016
NET INCOME	$1,229,570	$2,585,654
Interest (income) expense	(23,603)	49,025
Income tax expense	847,000	1,785,841
Depreciation	1,222,998	1,194,510
EBITDA	$3,275,965	$5,615,030
Gain on disposal of land		(3,990,519)
ADJUSTED EBITDA	$3,275,965	$1,624,511

Adjusted EBITDA increased $1,651,000, or 101.7%, and increased as a percentage of net revenues to 12.0% from 6.7% for the six months ended June 30, 2017 as compared to the same period in 2016. The increase is primarily due to the increase in revenues during the six months ended June 30, 2017 compared to the same period in 2016.

Revenues:

Total net revenues for the three months ended June 30, 2017 were $15,846,000, an increase of $1,960,000, or 14.1%, compared to total net revenues of $13,886,000 for the three months ended June 30, 2016. This increase primarily consists of increases in pari-mutuel, food and beverage and card casino revenue of 16.0%, 6.3% and 15.9%, respectively. Total net revenues for the six months ended June 30, 2017 were $27,290,000, an increase of $3,010,000, or 12.4%, compared to total net revenues of $24,279,000 for the six months ended June 30, 2016. This increase primarily consists of increases in pari-mutuel, food and beverage and card casino revenue of 14.0%, 12.3% and 12.0%, respectively. See below for a further discussion of our sources of revenues.

Pari-mutuel Data Revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Simulcast	$1,733,000	$1,784,000	$2,979,000	$3,106,000
Live Racing	943,000	736,000	943,000	736,000
Guest Fees	496,000	439,000	496,000	439,000
Other Revenue	332,000	62,000	618,000	135,000
Total Pari-Mutuel Revenue	$3,504,000	$3,021,000	$5,036,000	$4,416,000

Racing Days
Simulcast only racing days	154	159	63	67
Live and simulcast racing days	27	23	27	23
Total Number of Racing Days	181	182	90	90

Total pari-mutuel revenue increased $483,000, or 16.0%, for the three months ended June 30, 2017, compared to the same period in 2016. The increase in other pari-mutuel revenue is due to receipt of $284,000 in source market fees received under Advanced Deposit Wagering (ADW) legislation that took effect on November 1, 2016. On-track live racing revenue increased $207,000 due to an increase in live racing days during the period as well as an increase in statutory take-out levels in 2017. In 2016, the Company lowered the take-out on its live races as a promotion to market the lowest take-out rates in North America, which resulted in substantially reduced revenue. Total pari-mutuel revenue increased $620,000, or 14.0%, for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to $500,000 received in ADW source market fees in the first six months of 2017.

Card Casino Revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Poker Games	$2,211,000	$2,248,000	$4,547,000	$4,715,000
Table Games	5,195,000	4,097,000	9,901,000	8,082,000
Total Collection Revenue	7,406,000	6,345,000	14,448,000	12,797,000
Other Revenue	707,000	656,000	1,369,000	1,323,000
Total Card Casino Revenue	$8,113,000	$7,001,000	$15,817,000	$14,120,000

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

As indicated in the table above, total Card Casino revenue increased $1,112,000, or 15.9%, and $1,697,000, or 12.0%, for the three and six months, respectively, ended June 30, 2017 compared to the same periods in 2016. The increases are a result of increased play on table games. This increased play is attributable to players spending more money due to a stronger economy coupled with four additional live race days (which draws larger crowds to Canterbury) during 2017 as compared to 2016. Also, higher jackpots on certain games drove increased play.

Food and Beverage Revenue:

Compared to the same periods in 2016, food and beverage revenue increased $141,000, or 6.3%, and $406,000, or 12.3%, for the three and six months ended June 30, 2017, respectively. The increase is attributable to more live racing days and additional events held during the second quarter and first six months of 2017 compared to 2016.

Other Revenue:

Compared to the same periods in 2016, other revenue increased $236,000, or 14.1%, and $300,000, or 12.0% for the three and six months, respectively, ended June 30, 2017. The increases are primarily due to increased admission revenue from a greater number of live racing days during 2017. Also, the Company received higher payments under the CMA for joint marketing efforts with the SMSC. The amounts earned from the marketing payments are offset by an increase in other expenses related to RiverSouth.

Operating Expenses:

Total operating expenses increased $4,667,000, or 46.7%, and $5,378,000, or 27.1%, for the three and six months, respectively, ended June 30, 2017 compared to the same periods in 2016. In May 2016, the Company recognized a gain on the sale of land of $3,991,000, which was reported as a reduction of operating expenses. Excluding the 2016 gain on the sale of land, operating expenses for the periods increased $676,000, or 4.8%, and $1,387,000, or 5.8%, compared to the same periods in 2016. The following paragraphs provide further detail regarding operating expenses.

Purse expense increased $193,000, or 10.7%, and $289,000, or 10.2%, for the three and six months, respectively, ended June 30, 2017 compared to the same periods in 2016. Also, Minnesota Breeders’ Fund expense increased $68,000, or 28.6%, and $136,000, or 35.5%, for the three and six months, respectively, ended June 30, 2017 compared to the same periods in 2016. The increases are primarily due to increased purse fund payments due to ADW source market fees and increased Card Casino revenues.

Salaries and benefits increased $397,000, or 6.8%, and $408,000, or 3.8%, for the three and six months, respectively, ended June 30, 2017 compared to the same periods in 2016. The increase is partially due to the State of Minnesota mandated increase of $0.50 in the minimum wage effective August 2016 and increased hours worked due to additional live racing days in 2017 compared to 2016.

Professional and contracted services increased $10,000, or 3.6%, and $217,000, or 12.1%, for the three and six months, respectively, ended June 30, 2017 compared to the same periods in 2016. The six month increase is primarily due to increased live racing contracted services as a result of additional live racing days and increased consulting fees, primarily related to development initiatives.

Other operating expenses increased $238,000, or 77.4%, and $326,000, or 54.4%, for the three and six months, respectively, ended June 30, 2017 compared to the same periods in 2016. The changes are primarily attributable to increased expenditures related to RiverSouth, an area wide marketing initiative which is designed to increase visitors to Shakopee’s entertainment, hospitality and retail businesses.

Income tax expense decreased $1,087,000, or 69.1%, and $939,000, or 52.6%, for the three and six months, respectively, ended June 30, 2017 compared to the same periods in 2016. The decreases related to tax expense associated with the gain on sale of land in 2016 that did not recur in 2017. The effective rate was approximately 41% for both periods ended June 30, 2017 and 2016.

Net income for the three months ended June 30, 2017 and 2016 was $717,000 and $2,275,000, respectively. Net income for the six months ended June 30, 2017 and 2016 was $1,230,000 and $2,586,000, respectively.

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

Liquidity and Capital Resources:

Net cash provided by operating activities for the six months ended June 30, 2017 was $5,495,000 primarily from net income of $1,230,000, depreciation of $1,223,000, and stock-based compensation and match of $241,000. The Company also experienced an increase in accounts payable and deferred revenue of $2,537,000 and purse amounts due to Minnesota horsemen organizations totaling $3,927,000. This was partially offset by an increase in restricted cash of $4,309,000.

Net cash provided by operating activities for the six months ended June 30, 2016 was $2,806,000 primarily as a result of the following: The Company reported net income of $2,586,000, depreciation of $1,195,000, and deferred income taxes of $1,235,000. The Company also experienced an increase in accounts payable and deferred revenue of $2,751,000 and purse amounts due to Minnesota horsemen organizations totaling of $3,337,000. This was offset by an increase in restricted cash of $4,423,000, account receivables of $494,000, and gain on the sale of land of $3,991,000, which was a non-cash transaction.

Net cash used in investing activities for the first six months of 2017 was $2,732,000, primarily for building remodel projects. Net cash used in investing activities for the first six months of 2016 was $2,830,000, primarily for building remodel projects and the purchase of land.

Net cash used in financing activities during the first six months of 2017 was $285,000, primarily for cash dividends to shareholders, partially offset by proceeds from purchases of stock through the Employee Stock Purchase Plan and proceeds received upon the exercise of stock options. Net cash used in financing activities during the first six months of 2016 was $2,818,000, primarily for principal payments of capital lease obligations and payment of cash dividends to shareholders.

The Company has a general credit and security agreement with Bremer Bank, which provides a revolving credit line of up to $6,000,000 and expires on November 11, 2017. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. As of June 30, 2017, there were no borrowings under this agreement

The Company’s cash and cash equivalent balance at June 30, 2017 was $ 8.8 million compared to $ 6.3 million at December 31, 2016. The Company believes that unrestricted funds available in its cash accounts, amounts available under its revolving line of credit, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements for regular operations, as well as predevelopment expenses during 2017. However, if the Company engages in any significant real estate development, additional financing would more than likely be required.

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

Property and Equipment – We have significant capital invested in our property and equipment, which represents approximately 64% of our total assets at June 30, 2017. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows. If the sum of the related expected future net cash flows is less than the carrying value, management would determine how much of an impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. To date, we have determined that no impairment of these assets exists.

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

Legislation:

Minimum Wage Legislation

Legislation that was enacted into law in 2014 increased the minimum wage that must be paid to most company employees from $7.25 to $8.00 on August 1, 2014, and from $8.00 to $9.00 per hour on August 1, 2015. A further increase from $9.00 to $9.50 per hour went into effect on August 1, 2016. In addition, starting January 1, 2018, the minimum wage will increase at the beginning of each year by the rate of inflation with a maximum increase of up to 2.5% per year. Prior to August 1, 2014, the Company employed a large number of individuals who received an hourly wage equal to or slightly above $7.25 per hour. As a result, this legislation has had an adverse financial impact in 2016 and 2017 and will continue to have an adverse impact. We have implemented measures to partially mitigate the impact of this increase by raising our prices and/or reducing our employee count. However, these measures could themselves have an adverse effect because higher prices and diminished service levels may discourage customers from visiting the Racetrack.

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

Under the terms of the CMA, as amended, the SMSC paid the horsemen $7.2 million and $6.7 million in the first six months of 2017 and 2016, respectively, primarily for purse enhancements for the live race meets in the respective years.

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events. Under the CMA, the SMSC paid the Company $1,581,000 and $1,197,000 for marketing purposes during the six months ended June 30, 2017 and 2016, respectively.

In each of January 2015, 2016, and 2017 the CMA was amended three times to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.” SMSC is currently obligated to make the following purse enhancement and marketing payments for 2018 through 2022:

Year	Purse Enhancement Payments to Horsemen	1	Marketing Payments to Canterbury Park
2018	$7,380,000		$1,620,000
2019	7,380,000		1,620,000
2020	7,380,000		1,620,000
2021	7,380,000		1,620,000
2022	7,380,000		1,620,000

1	Includes $100,000 each year payable to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the three and six months ended June 30, 2017, the Company recorded $468,000 and $625,000 in other revenue and incurred $458,000 and $558,000 in advertising and marketing expense and $57,000 and $113,000 in depreciation related to the SMSC marketing payment. For the three and six months ended June 30, 2016, the Company recorded $212,000 and $338,000 in other revenue and incurred $155,000 and $225,000 in advertising and marketing expense and $57,000 and $113,000 in depreciation related to the SMSC marketing payment. The excess of amounts received over revenue is reflected as deferred revenue which is included on the consolidated balance sheets.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

There have been no material changes to the Risk Factors reported under Item 1A in the Form 10-K for the year ended December 31, 2016, and the risk factors presented therein are incorporated by reference herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable.

(b)	Not Applicable.

(c)	On December 17, 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 12b-18 in open market transactions, block purchases of privately negotiated transactions (the “2008 Stock Repurchase Plan”). From its adoption until August 13, 2012, the Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and, on such date, authorized the repurchase of an additional 100,000 shares of the Company’s common stock. The Company did not repurchase any shares during the second quarter of 2017. The maximum number of shares that may yet be purchased under the above authorizations is 128,781 as of June 30, 2017.

Item 3.	Defaults upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

(a)	The following exhibits are included herein:

11	Statement re computation of per share earnings – See Net Income Per Share under Note 3 of Notes to Consolidated Financial Statements under Part 1, Item 1, which is incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: August 14, 2017	/s/ Randall D. Sampson
Randall D. Sampson,
President, Chief Financial Officer, and Chief Executive Officer