Form 10-Q
period 2017-09-30
Canterbury Park Holding Corp
filed 2017-11-14
CIK 1672909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission File Number: 001-37858

CANTERBURY PARK HOLDING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	47-5349765
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

The Company had 4,410,492 shares of common stock, $.01 par value, outstanding as of November 1, 2017.

Canterbury Park Holding Corporation

PART 1 – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,685,291	$6,298,807
Restricted cash	2,758,635	1,990,013
Short-term investments	205,944	205,649
Accounts receivable, net of allowance of $28,000 for both periods	1,508,532	1,309,453
Current portion of notes receivable	1,048,654	1,048,654
Inventory	280,744	247,786
Prepaid expenses	439,960	466,993
Income taxes receivable	-	511,170
Due from Minnesota horsemen associations	463,081	-
Total current assets	14,390,841	12,078,525

LONG-TERM ASSETS
Deposits	25,000	25,000
Notes receivable - long term portion	2,142,512	2,142,512
Land, buildings and equipment, net of accumulated depreciation of $29,112,870 and $27,642,027, respectively	36,767,333	35,378,917
	$53,325,686	$49,624,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	2,719,813	2,518,791
Card Casino accruals	3,101,959	2,231,907
Accrued wages and payroll taxes	1,505,297	2,034,550
Cash dividend payable	263,898	216,411
Due to MHBPA	-	38,145
Accrued property taxes	1,052,558	932,030
Deferred revenue	1,031,685	568,921
Income taxes payable	355,583	-
Payable to horsepersons	185,215	176,652
Total current liabilities	10,216,008	8,717,407

LONG-TERM LIABILITIES
Deferred income taxes	4,310,000	4,357,000
Total long-term liabilities	4,310,000	4,357,000
TOTAL LIABILITIES	14,526,008	13,074,407

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,398,303 and 4,325,154, respectively, shares issued and outstanding	43,983	43,252
Additional paid-in capital	19,591,467	18,780,070
Retained earnings	19,164,228	17,727,225
Total stockholders’ equity	38,799,678	36,550,547
	$53,325,686	$49,624,954

 See notes to condensed consolidated financial statements

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
OPERATING REVENUES:
Pari-mutuel	$3,866,158	$3,554,975	$8,901,920	$7,971,295
Card Casino	7,979,614	7,324,936	23,796,820	21,445,127
Food and beverage	3,184,125	3,446,063	6,894,686	6,751,260
Other	2,682,434	2,347,464	5,483,541	4,801,471
Total Revenues	17,712,331	16,673,438	45,076,967	40,969,153
Less: Promotional allowances	(45,490)	(43,030)	(120,577)	(106,451)
Net Revenues	17,666,841	16,630,408	44,956,390	40,862,702

OPERATING EXPENSES:
Purse expense	2,252,618	2,155,361	5,430,102	5,003,159
Minnesota Breeders’ Fund	285,577	252,465	805,748	636,268
Other pari-mutuel expenses	310,334	300,635	1,034,805	1,061,019
Salaries and benefits	6,549,250	6,218,896	17,806,828	17,068,272
Cost of food and beverage and other sales	1,420,725	1,537,438	3,130,105	3,180,245
Depreciation	646,050	672,465	1,869,048	1,866,975
Utilities	539,018	540,468	1,157,783	1,134,365
Advertising and marketing	1,298,818	1,012,905	2,191,197	1,950,611
Professional and contracted services	1,537,311	1,517,417	3,551,738	3,314,792
Gain on sale of land	-	-	-	(3,990,519)
Gain on insurance recoveries	-	(592,276)	-	(592,276)
Other operating expenses	1,290,327	1,455,729	4,389,243	4,250,366
Total Operating Expenses	16,130,028	15,071,503	41,366,597	34,883,277
INCOME FROM OPERATIONS	1,536,813	1,558,905	3,589,793	5,979,425
OTHER INCOME (EXPENSE):
Interest income (expense), net	13,575	538	37,178	(48,488)
Net Other Income (Expense)	13,575	538	37,178	(48,488)
INCOME BEFORE INCOME TAXES	1,550,388	1,559,443	3,626,971	5,930,937
INCOME TAX EXPENSE	(597,753)	(633,606)	(1,444,753)	(2,419,447)
NET INCOME	$952,635	$925,837	$2,182,218	$3,511,490

Basic earnings per share	$.22	$.22	$.50	$.82
Diluted earnings per share	$.22	$.21	$.50	$.82
Weighted Average Basic Shares Outstanding	4,393,523	4,296,581	4,369,489	4,276,387
Weighted Average Diluted Shares Outstanding	4,419,436	4,322,801	4,395,534	4,294,153
Cash dividends declared per share	$.06	$.05	$.17	$.30

 See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating Activities:
Net income	$2,182,218	$3,511,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,869,048	1,866,975
Stock-based compensation expense	264,357	179,141
Stock-based employee match contribution	349,244	-
Deferred income taxes	(47,000)	1,215,433
Loss (gain) on sale of land and equipment	2,000	(3,990,519)
Gain on insurance proceeds	-	(592,276)
Tax benefit from exercise of stock-based awards	-	1,050
Changes in operating assets and liabilities:
Increase in restricted cash	(768,622)	(574,208)
Increase in accounts receivable	(199,079)	(260,259)
Increase in inventory	(32,958)	(21,479)
Decrease in prepaid expenses	27,033	88,662
Increase in other long term assets	-	(5,000)
Decrease in income taxes receivable	511,170	355,060
Increase in due from Minnesota horsemen associations	(463,081)	(1,101,444)
Increase in accounts payable	159,933	1,119,777
Increase in deferred revenue	462,764	513,905
Increase in Card Casino accruals	467,806	620,524
Decrease in accrued wages and payroll taxes	(127,007)	(250,147)
Increase (decrease) in accrued property taxes	120,528	(181,060)
Decrease in due to MHBPA	(38,145)	-
Increase in income taxes payable	355,583	204,969
Increase (decrease) in payable to horsepersons	8,563	(158,032)
Net cash provided by operating activities	5,104,355	2,542,562

Investing Activities:
Additions to buildings and equipment	(3,218,375)	(3,777,239)
Purchase of investments	(295)	(213)
Net cash used in investing activities	(3,218,670)	(3,777,452)

Financing Activities
Proceeds from issuance of common stock	198,528	371,564
Principal payments on capital lease obligations	-	(1,887,349)
Cash dividends to shareholders	(697,729)	(1,072,470)
Tax benefit from exercise of stock-based awards	-	(1,015)
Net cash used in financing activities	(499,201)	(2,589,270)

Net increase (decrease) in cash and cash equivalents	1,386,484	(3,824,160)

Cash and cash equivalents at beginning of period	6,298,807	8,274,112

Cash and cash equivalents at end of period	$7,685,291	$4,449,952

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	2017	2016
Schedule of non-cash investing and financing activities
Additions to buildings and equipment funded through accounts payable	$41,000	$65,000
Dividend declared	264,000	215,000
Issuance of promissory notes receivable	-	3,191,000
Insurance recoveries proceeds receivable	-	592,000

Proceeds from land sale remitted to qualified intermediary	$-	$1,051,000
Principal payments of capital lease obligation remitted from qualified intermediary	-	1,051,000

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$1,141,000	$2,121,000

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The condensed consolidated balance sheets and the related condensed consolidated statements of operations and the cash flows for the periods ended September 30, 2017 and 2016 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2017 and 2016 and for the periods then ended have been made.

Summary of Significant Accounting Policies – A detailed description of our significant accounting policies can be found in our most recent Annual Report filed on Form 10-K for the fiscal year ended December 31, 2016. There were no material changes in significant accounting policies during the quarter ended September 30, 2017.

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

Reclassifications – Prior period financial statement amounts have been reclassified to conform to current period presentations. Deferred revenue amounts have been reclassified on the December 31, 2016 Consolidated Balance Sheets to Deferred revenue from Accounts payable in the amount of approximately $569,000. Also, certain amounts due to horsepersons have been reclassified from accounts payable to payable to horsepersons and certain amounts have been reclassified from card casino accruals to accrued wages and payroll taxes, which impacted the changes of these items on the Consolidated Statements of Cash Flows.

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) – The Minnesota Pari-mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ association. Pursuant to an agreement with the MHBPA, the Company transferred into a trust account or paid directly to the MHBPA, $5,313,888 and $6,273,000 for the nine months ended September 30, 2017 and 2016, respectively, related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company, and therefore are not recorded on the Company’s Consolidated Balance Sheet.

Recent Accounting Pronouncement –In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash. The new standard requires that the statement of cash flows explain the change during the period of cash, cash equivalents, and amounts generally described as restricted cash. Entities will also be required to reconcile to the balance sheet and disclose the nature of the restrictions. The guidance will become effective in 2018. While we are continuing to assess all potential impacts of the standard, we believe the most significant impact relates to the presentation of our statement of cash flows where we will be required to reconcile to total cash, cash equivalents, and restricted cash. Currently, our statement of cash flows reconciles to total cash and cash equivalents.

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

Board of Directors Stock Option and Restricted Stock Grants

The Company’s Stock Plan authorizes annual grants of restricted stock, deferred stock, and stock options, or any combination of the three, to non-employee members of the Board of Directors at the time of the Company’s annual shareholders meeting as determined by the Board prior to each such meeting. Options granted under the Plan generally expire 10 years after the grant date. Restricted stock and deferred stock grants generally vest 100% one year after the date of the annual meeting at which they were granted, are subject to restrictions on resale for an additional year, and are subject to forfeiture if a board member terminates prior to the shares vesting. The Board of Directors’ unvested restricted stock as of September 30, 2017 was 11,264 shares with a weighted average fair value per share of $10.65. There were no unvested stock options outstanding at September 30, 2017 or December 31, 2016.

Deferred Stock Awards

Prior to January 1, 2016 the Company’s Board awarded deferred compensation to executive officers and key employees that were not performance-based, in the form of Deferred Stock awards under the Company’s Stock Plan. Such deferred stock awards are subject to forfeiture if an employee terminates employment prior to the vesting. Generally, the awards vest ratably over a four-year period and compensation costs are recognized over the vesting period. Compensation costs are recorded in “Salaries and benefits” on the Condensed Consolidated Statements of Operations. As of September 30, 2017, 4,500 shares were not vested with a weighted average fair value of $10.46 per share.

Stock-based compensation expense related to the LTI Plan, deferred stock awards and restricted stock awards are included on the Condensed Consolidated Statements of Operations and totaled $264,000 and $179,000 for the nine months ended September 30, 2017 and 2016, respectively.

Employee Stock Option Grants

The Company has granted incentive stock options to employees pursuant to the Company’s Stock Plan with an exercise price equal to the market price on the date of grant. The options vest over a 42-month period and expire in 10 years.

A summary of stock option activity as of September 30, 2017 and changes during the nine months ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Grant Date
Stock Options	Options	Price	Term	Fair Value

Outstanding at January 1, 2017	191,002	$9.08
Granted	-	-
Exercised	(18,500)	7.23
Expired/Forfeited	(15,000)	13.76
Outstanding at September 30, 2017	157,502	$8.17	2.0 Years	$1,286,382

Exercisable at September 30, 2017	157,502	$8.17	2.0 Years	$1,286,382

3.	NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (numerator) amounts used for basic and diluted per share computations:	$952,635	$925,837	$2,182,218	$3,511,490

Weighted average shares (denominator) of common stock outstanding:
Basic	4,393,523	4,296,581	4,369,489	4,276,387
Plus dilutive effect of stock options	25,913	26,220	26,045	17,766
Diluted	4,419,436	4,322,801	4,395,534	4,294,153

Net income per common share:
Basic	$.22	$.22	$.50	$.82
Diluted	.22	.21	.50	.82

Options to purchase 30,000 shares of common stock at an average price of $12.33 per share were outstanding but not included in the computation of diluted net income per share for the three and nine months ended September 30, 2017 because the exercise price of the options exceeded the market price of the Company’s common stock at September 30, 2017.

Options to purchase 45,000 shares of common stock at an average price of $12.80 per share were outstanding but not included in the computation of diluted net income per share for the three and nine months ended September 30, 2016 because the exercise price of the options exceeded the market price of the Company’s common stock at September 30, 2016.

4.	PROMISSORY NOTES RECEIVABLE

In May 2016, the Company sold approximately 24 acres of land adjacent to the Racetrack for a total consideration of approximately $4.3 million. Promissory notes receivable consist of two promissory notes totaling $3,191,000 bearing interest at 1.43%. On May 31, 2017, the Company signed an amendment extending the maturity date of the notes to May 2020. Payments totaling $1,094,000 are due annually until the notes mature. The promissory notes are secured by the mortgage on approximately 24 acres and management believes no allowance for doubtful accounts is necessary.

5.	GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with Bremer Bank, which provides a revolving credit line of up to $6,000,000. This agreement was amended on September 30, 2017 to extend the maturity date to September 30, 2018. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the nine months ended September 30, 2017.

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

Depreciation, interest and income taxes are allocated to the segments, but no allocation is made to the food and beverage segment for shared facilities. However, the food and beverage segment pays approximately 25% of gross revenues earned on live racing and special event days to the horse racing segment for use of the facilities.

The following tables provide information about the Company’s operating segments (in 000’s):

	Nine Months Ended September 30, 2017
	Horse Racing	Card Casino	Food and Beverage	Total

Net revenues from external customers	$13,952	$23,797	$7,207	$44,956

Intersegment revenues	682		1,106	1,788

Net interest income (expense)	37			37

Depreciation	1,428	317	124	1,869

Segment (loss) income before income taxes	(801)	4,828	1,407	5,434

At September 30, 2017
Segment Assets	$52,421	$55	$20,968	$73,444

	Nine Months Ended September 30, 2016
	Horse Racing	Card Casino	Food and Beverage	Total

Net revenues from external customers	$12,389	$21,445	$7,029	$40,863

Intersegment revenues	653	-	1,015	1,668

Net interest income	(48)	-	-	(48)

Depreciation	1,430	317	120	1,867

Segment (loss) income before income taxes (1)	1,229	5,317	890	7,436

At December 31, 2016
Segment Assets	$48,302	$478	$19,039	$67,819

1 – For the nine months ended September 30, 2016, Segment (loss) income before income taxes for Horse Racing includes the gain on sale of land and gain on insurance recoveries of approximately $3,990,000 and $592,000, respectively.

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Nine Months Ended September 30,
	2017	2016
Revenues
Total net revenues for reportable segments	$46,745	$42,531
Elimination of intersegment revenues	(1,789)	(1,668)
Total consolidated net revenues	$44,956	$40,863

Income before income taxes
Total segment income before income taxes	$5,434	$7,436
Elimination of intersegment income before income taxes	(1,807)	(1,505)
Total consolidated income before income taxes	$3,627	$5,931

	September 30,	December 31,
	2017	2016
Assets
Total assets for reportable segments	$73,444	$67,819
Elimination of intercompany receivables	(20,118)	(18,194)
Total consolidated assets	$53,326	$49,625

7.	COMMITMENTS AND CONTINGENCIES

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

The Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”), which became effective June 4, 2012 and was amended in each of January 2015, 2016 and 2017, and will expire on December 31, 2022. The CMA contains certain covenants which, if breached, would trigger an obligation to repay a specified amount related to such covenant. At this time, management believes that the likelihood that the breach of a covenant will occur and that the Company will be required to pay the specified amount related to such covenant is remote.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at September 30, 2017 and as of the date of this report will not have a material impact on the Company’s consolidated financial positions or results of operations.

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

Under the terms of the CMA, as amended, the SMSC paid the horsemen $7.2 million and $6.7 million in the first nine months of 2017 and 2016, respectively, primarily for purse enhancements for the live race meets in the respective years.

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events. Under the CMA, the SMSC paid the Company $1,581,000 and $1,197,000 for marketing purposes during the nine months ended September 30, 2017 and 2016, respectively.

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

1 Includes $100,000 each year payable to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the three and nine months ended September 30, 2017, the Company recorded $672,000 and $1,298,000 in other revenue and incurred $569,000 and $1,128,000 in advertising and marketing expense and $57,000 and $170,000 in depreciation related to the SMSC marketing payment. For the three and nine months ended September 30, 2016, the Company recorded $366,000 and $610,000 in other revenue and incurred $312,000 and $440,000 in advertising and marketing expense and $57,000 and $170,000 in depreciation related to the SMSC marketing payment. The excess of amounts received over revenue is reflected as deferred revenue which is included on the consolidated balance sheets.

Under the CMA, the Company agreed for the term of the CMA, which is currently scheduled to terminate on December 31, 2022, that it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

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

Operations Review for the Three and Nine Months Ended September 30, 2017:

EBITDA

EBITDA represents earnings before interest, income tax expense, and depreciation and amortization. EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance or cash flows from operating activities as a measure of liquidity. EBITDA is presented as a supplemental disclosure because it is a widely used measure of performance and a basis for valuation of companies in our industry. Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do. Adjusted EBITDA reflects additional adjustments to net income to eliminate unusual items. For the three months ended September 30, 2016, adjusted EBITDA excluded the gain on insurance recoveries. For the nine months ended September 30, 2016, adjusted EBITDA excluded the gain on sale of land and gain on insurance recoveries.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and adjusted EBITDA (defined above) which are non-GAAP financial measures, for the three and nine months ended September 30, 2017 and 2016:

Summary of EBITDA Data
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
NET INCOME	$952,635	$925,837	$2,182,218	$3,511,490
Interest (income) expense, net	(13,575)	(538)	(37,178)	48,488
Income tax expense	597,753	633,606	1,444,753	2,419,447
Depreciation	646,050	672,465	1,869,048	1,866,975
EBITDA	2,182,863	2,231,370	5,458,841	7,846,400
Gain on insurance recoveries	0	(592,276)	0	(592,276)
Gain on sale of land	0	0	0	(3,990,519)
ADJUSTED EBITDA	$2,182,863	$1,639,094	$5,458,841	$3,263,605

Adjusted EBITDA increased $544,000 or 33.2%, and increased as a percentage of net revenues to 12.4% from 9.9% for the three months ended September 30, 2017 as compared to the same period in 2016. Adjusted EBITDA increased $2,195,000, or 67.3%, and increased as a percentage of net revenues to 12.2% from 8.0% for the nine months ended September 30, 2017 as compared to the same period in 2016. The increase for the three and nine months ended September 30, 2017 is primarily due to the increase in revenues compared to the same periods in 2016.

Revenues:

Total net revenues for the three months ended September 30, 2017 were $17,667,000, an increase of $1,036,000, or 6.2%, compared to total net revenues of $16,630,000 for the three months ended September 30, 2016. This increase primarily consists of increases in pari-mutuel and card casino revenue of 8.8% and 8.9%, respectively, partially offset by a decrease in food and beverage revenue of 7.6%. Total net revenues for the nine months ended September 30, 2017 were $44,956,000, an increase of $4,094,000, or 10.0%, compared to total net revenues of $40,863,000 for the nine months ended September 30, 2016. This increase primarily consists of increases in pari-mutuel, food and beverage and card casino revenue of 11.7%, 2.1% and 11.0%, respectively. See below for a further discussion of our sources of revenues.

Pari-Mutuel Data Revenue:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Simulcast	$1,407,000	$1,315,000	$4,386,000	$4,422,000
Live Racing	1,392,000	1,349,000	2,335,000	2,086,000
Guest Fees	783,000	772,000	1,279,000	1,210,000
Other Revenue (1)	284,000	119,000	902,000	253,000
Total Pari-Mutuel Revenue	$3,866,000	$3,555,000	$8,902,000	$7,971,000

Racing Days
Simulcast only racing days	52	46	206	205
Live and simulcast racing days	40	46	67	69
Total Number of Racing Days	92	92	273	274

1 – Includes source market fees received pursuant to Advanced Deposit Wagering (ADW) legislation effective November 1, 2016.

Total pari-mutuel revenue increased $311,000, or 8.8%, for the three months ended September 30, 2017, compared to the same period in 2016. The increase in other pari-mutuel revenue is due to receipt of $155,000 in source market fees received under Advanced Deposit Wagering (ADW) legislation that took effect on November 1, 2016. The ADW legislation allows Minnesota residents to engage in pari-mutuel wagering on out-of-state horse races online with a prefunded account through an ADW provider. The Company receives a percentage of monies wagered (generally 3.25% to 5.0%) by Minnesota residents through the ADW provider as a source market fee. The Company receives 72% of the gross source market fees less the amount of at least 50% for purses and breeders’ awards. The percentage of source marketing fee retained by the Company is recorded as operating revenue and the percentage to the purses and breeders’ awards are recorded as operating expenses. Simulcast revenue increased $92,000 primarily due to a small group of individual players who placed a significantly high volume of bets in the quarter. Total pari-mutuel revenue increased $931,000, or 11.7%, for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to $655,000 received in ADW source market fees in the first nine months of 2017. Additionally, on-track live racing revenue increased $249,000 primarily due to an increase in statutory take-out levels as compared to 2016 when the Company reduced the take-out on its live races as a promotion to increase wagering dollars (“handle”), but also resulted in substantially reduced revenue.

Card Casino Revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Poker Games	$2,172,000	$2,238,000	$6,719,000	$6,953,000
Table Games	5,121,000	4,475,000	15,022,000	12,557,000
Total Collection Revenue	7,293,000	6,713,000	21,741,000	19,510,000
Other Revenue	687,000	612,000	2,056,000	1,935,000
Total Card Casino Revenue	$7,980,000	$7,325,000	$23,797,000	$21,445,000

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

As indicated in the table above, total Card Casino revenue increased $655,000, or 8.9%, and $2,352,000 or 11.0%, for the three and nine months, respectively, ended September 30, 2017 compared to the same periods in 2016. The increases are a result of increased play on table games. In management’s judgement, increased play is attributable to players spending more money due to a stronger economy, as well as an overall increase in card casino marketing initiatives. Also, higher jackpots on certain games drove increased play.

Food and Beverage Revenue:

Food and beverage revenue decreased $262,000, or 7.6%, for the three months ended September 30, 2017 compared to the same period in 2016. The decrease is attributable to six less live racing days compared to the 2016 third quarter. Additionally, there was a decline in attendance for a concert conducted in the 2017 third quarter compared to the 2016 third quarter. Food and beverage revenue increased $143,000, or 2.1%, for the nine months ended September 30, 2017 compared to the same period in 2016 due to hosting more special events in the nine months ended September 30, 2017 compared to the same period in 2016.

Other Revenue:

Compared to the same periods in 2016, other revenue increased $335,000, or 14.3%, and $682,000, or 14.2% for the three and nine months, respectively, ended September 30, 2017 compared to the same periods in 2016. The increases are due to increased admission revenue from a greater number of premium priced live racing days during 2017 and event admission revenue from a greater number of special events hosted. Also, the Company received higher payments under the CMA for joint marketing efforts with the SMSC. See “Cooperative Marketing Agreement” below. The amounts earned from the marketing payments are offset by an increase in other expenses related to RiverSouth, which is an area wide marketing association that promotes Shakopee entertainment venues.

Operating Expenses:

The Company’s operating expenses during the 2017 third quarter were $16,130,000, an increase of $1,058,000, or 7.0%, from the third quarter 2016 expenses of $15,072,000, and the Company’s operating expenses during the nine months ended September 30, 2017 were $41,367,000, an increase of $6,483,000, or 18.6%, from $34,883,000 in the nine months ended September 30, 2016. Operating expenses in the 2016 third quarter included an insurance recovery of $592,276 related to storm damage in 2014 that was accounted for as a reduction in operating expense. The 2016 year-to-date operating expenses reflect the previously reported $3,990,519 pretax gain on sale of land in the 2016 second quarter that was also accounted for as a reduction in operating expense. Excluding insurance recoveries from 2016, operating expenses for the third quarter 2017 increased $396,000 or 2.5%. Excluding insurance recoveries and gain on sale of land from 2016, operating expenses for the nine month period ended September 30, 2017 increased $1,781,000 or 4.5%. The following paragraphs provide further detail regarding certain operating expenses.

Purse expense increased $97,000, or 4.5%, and $427,000, or 8.5% for the three and nine months, respectively, ended September 30, 2017 compared to the same periods in 2016. Also, Minnesota Breeders’ Fund expense increased $33,000, or 13.1%, and $169,000, or 26.6%, for the three and nine months, respectively, ended September 30, 2017 compared to the same periods in 2016. The increases are primarily due to increased Card Casino revenues and increased purse fund payments due to ADW source market arrangements.

Salaries and benefits increased $330,000, or 5.3%, and $739,000, or 4.3%, for the three and nine months, respectively, ended September 30, 2017 compared to the same periods in 2016. The increases are partially due to the State of Minnesota mandated increase of $0.50 in the minimum wage effective August 2016, as well as an increase in employee incentive compensation resulting from an increase in performance from operations.

The gain on sale of land is due to the sale of approximately 24 acres of land adjacent to the Racetrack for a total consideration of $4.3 million.

During 2014, the Company incurred damage to buildings from multiple severe storms at the Racetrack. As of September 30, 2016, the Company recognized a $592,000 insurance recoveries gain in the Consolidated Statements of Operations as “Gain on insurance recoveries.”

Professional and contracted services increased $20,000, or 1.3%, and $237,000, or 7.1%, for the three and nine months, respectively, ended September 30, 2017 compared to the same periods in 2016. The nine month increase is primarily due to increased live racing contracted services as a result of additional live racing weeks and increased consulting fees, primarily related to development initiatives.

Advertising and marketing increased $286,000, or 28.2% and other expenses decreased $165,000, or 11.4%, for the three months ended September 30, 2017 compared to the same period in 2016. This is due to a reclassification of expenses associated with RiverSouth.

Income tax expense decreased $36,000, or 5.7%, and $975,000, or 40.3% for the three and nine months, respectively, ended September 30, 2017 compared to the same periods in 2016. The decreases related to tax expense associated with the gain on sale of land and gain on insurance recoveries in 2016 that did not recur in 2017. The effective rate was approximately 41% for both periods ended September 30, 2017 and 2016.

Net income for the three months ended September 30, 2017 and 2016 was $953,000 and $926,000, respectively. Net income for the nine months ended September 30, 2017 and 2016 was $2,182,000 and $3,511,000, respectively.

Contingencies:

The Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community which became effective on June 4, 2012, and was amended in January 2015, 2016, and 2017, and will expire December 31, 2022. The CMA contains certain covenants which, if breached, would trigger an obligation to repay a specified amount related to such covenant. At this time, management believes that the likelihood that the breach of a covenant would occur and that the Company would be required to pay the specified amount related to such covenant is remote.

The Company continues to analyze the feasibility of various options related to the development of our underutilized land. The Company may incur substantial costs during the feasibility and predevelopment process, but the Company believes available funds are sufficient to cover the costs. See Liquidity and Capital Resources for more information on liquidity and capital resource requirements.

Liquidity and Capital Resources:

Net cash provided by operating activities for the nine months ended September 30, 2017 was $5,104,000 primarily from net income of $2,182,000, depreciation of $1,869,000, and stock-based compensation and 401(k) match totaling $614,000. The Company also experienced an increase in accounts payable and deferred revenue of $623,000 and a decrease in income taxes receivable of $511,000. This was partially offset by an increase in restricted cash of $769,000.

Net cash provided by operating activities for the nine months ended September 30, 2016 was $2,543,000 primarily as a result of the following: The Company reported net income of $3,511,000, depreciation of $1,867,000, and deferred income taxes of $973,000. The Company also experienced an increase in accounts payable and deferred revenue of $1,634,000 and Card Casino accruals of $621,000. This was partially offset by an increase in restricted cash of $574,000 and due from Minnesota horsemen associations of $1,101,000, and partially offset by the gain on disposal of assets relating to the sale of land of $3,990,000 and gain on insurance recoveries of $592,000.

Net cash used in investing activities for the first nine months of 2017 was $3,219,000, primarily for building remodel projects. Net cash used in investing activities for the first nine months of 2016 was $3,777,000, primarily for building remodel projects and the purchase of land.

Net cash used in financing activities during the first nine months of 2017 was $499,000, primarily for cash dividends to shareholders, partially offset by proceeds from purchases of stock through the Employee Stock Purchase Plan and proceeds received upon the exercise of stock options. Net cash used in financing activities during the first nine months of 2016 was $2,589,000, primarily for principal payments of capital lease obligations and payment of cash dividends to shareholders.

The Company has a general credit and security agreement with Bremer Bank, which provides a revolving credit line of up to $6,000,000. This agreement was amended on September 30, 2017 to extend the maturity date to September 30, 2018. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. As of September 30, 2017, there were no borrowings under this agreement

The Company’s cash and cash equivalent balance at September 30, 2017 was $7,685,000 compared to $6,299,000 at December 31, 2016. The Company believes that unrestricted funds available in its cash accounts, amounts available under its revolving line of credit, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements for regular operations, as well as predevelopment expenses during 2017. However, if the Company engages in any significant real estate development, additional financing would more than likely be required.

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

Property and Equipment - We have significant capital invested in our property and equipment, which represents 68.9% of our total assets at September 30, 2017. We utilize our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows. If the sum of the related expected future net cash flows is less than the carrying value, management would determine how much of an impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. To date, we have determined that no impairment of these assets exists.

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

Under the terms of the CMA, as amended, the SMSC paid the horsemen $7.2 million and $6.7 million in the first nine months of 2017 and 2016, respectively, primarily for purse enhancements for the live race meets in the respective years.

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events. Under the CMA, the SMSC paid the Company $1,581,000 and $1,197,000 for marketing purposes during the three months ended September 30, 2017 and 2016, respectively.

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

1 Includes $100,000 each year payable to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the three and nine months ended September 30, 2017, the Company recorded $672,000 and $1,298,000 in other revenue and incurred $569,000 and $1,128,000 in advertising and marketing expense and $57,000 and $170,000 in depreciation related to the SMSC marketing payment. For the three and nine months ended September 30, 2016, the Company recorded $366,000 and $610,000 in other revenue and incurred $312,000 and $440,000 in advertising and marketing expense and $57,000 and $170,000 in depreciation related to the SMSC marketing payment. The excess of amounts received over revenue is reflected as deferred revenue which is included on the consolidated balance sheets.

Under the CMA, the Company has agreed for the 10 ½ year term of the CMA expiring December 31, 2022 that it will not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

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

The Company’s President and Chief Executive Officer, Randall D. Sampson and Chief Financial Officer, Robert M. Wolf, have reviewed the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon this review, these officers have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that the disclosure controls are also effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting:

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.			Legal Proceedings

Not Applicable.

Item 1A.			Risk Factors

There have been no material changes to the Risk Factors reported under Item 1A in the Form 10-K for the year ended December 31, 2016, and the risk factors presented therein are incorporated by reference herein.

Item 2.			Unregistered Sales of Equity Securities and Use of Proceeds

	(a)		Not Applicable.
	(b)		Not Applicable.
	(c)		On December 17, 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 12b-18 in open market transactions, block purchases of privately negotiated transactions (the “2008 Stock Repurchase Plan”). From its adoption until August 13, 2012, the Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and, on such date, authorized the repurchase of an additional 100,000 shares of the Company’s common stock. The Company did not repurchase any shares during the third quarter of 2017. The maximum number of shares that may yet be purchased under the above authorizations is 128,781 as of September 30, 2017.

Item 3.			Defaults upon Senior Securities

Not Applicable.

Item 4.			Mine Safety Disclosures

Not Applicable.

Item 5.			Other Information

Not Applicable.

Item 6.			Exhibits

		11	Statement re computation of per share earnings – See Net Income Per Share under Note 3 of Notes to Consolidated Financial Statements under Part 1, Item 1, which is incorporated herein by reference.

		31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

		31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

		32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
101

The following financial information from Canterbury Park Holding Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, formatted in eXtensible Business Reporting Language XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2017 and September 30, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2017 and September 30, 2016, and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: November 14, 2017	/s/ Randall D. Sampson

Randall D. Sampson,
President and Chief Executive Officer

Dated: November 14, 2017	/s/ Robert M. Wolf
Robert M. Wolf,
Chief Financial Officer

