Form 10-K
period 2017-12-31
Canterbury Park Holding Corp
filed 2018-03-27
CIK 1672909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ______ to ______

Commission File Number: 001-37858

CANTERBURY PARK HOLDING CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Minnesota	47-5349765
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1100 Canterbury Road Shakopee, MN 55379

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (952) 445-7223

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 par value	NASDAQ
Title of Each Class	Name of Exchange on which Registered

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES	☐	NO	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES	☐	NO	☒

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

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates based on the price at which the Company’s common stock was last sold on the NASDAQ Global Market, on June 30, 2017, the end of the registrant’s most recently completed second fiscal quarter, was $48,255,311.

On March 27, 2018, the Company had 4,447,199 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders, to be held on June 6, 2018 and which will be filed on or before April 27, 2018, are incorporated by reference into Part III of this Form 10-K.

CANTERBURY PARK HOLDING CORPORATION

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED December 31, 2017

Item 1.	BUSINESS

(a) General Development of the Business

Recent Reorganization - Canterbury Park Holding Corporation (the “Company”) was incorporated as a Minnesota corporation in October 2015. The Company is a successor corporation to another corporation, also named Canterbury Park Holding Corporation, that was incorporated in 1994 (“CPHC”). Effective as of the close of business on June 30, 2016 CPHC’s business and operations were reorganized into a holding company structure (the “Reorganization”) pursuant to an Agreement and Plan of Merger dated as of March 1, 2016 that was approved by CPHC’s shareholders on June 28, 2016. Pursuant to the Reorganization:

•	The Company replaced CPHC as the public company owned by CPHC’s shareholders, with each shareholder at June 30, 2016 owning the same number of shares and having the same percentage ownership in the Company (and, indirectly, in all property and other assets then owned by CPHC) immediately after the Reorganization as that shareholder had in CPHC immediately before the Reorganization.

•	The Company became the holding company for and parent company of two subsidiaries, Canterbury Park Entertainment LLC (“EntertainmentCo”) and Canterbury Development LLC (“DevelopmentCo”).

•	EntertainmentCo was the surviving business entity in a merger with CPHC pursuant to the Reorganization and it became the direct owner of all land, facilities, and substantially all other assets related to the CPHC’s pari-mutuel wagering, Card Casino, concessions and other related businesses (“Racetrack Operations”), and EntertainmentCo continues to conduct these businesses consistent with CPHC’s past practices and the Racetrack operations continue to be subject to direct regulation by the Minnesota Racing Commission (“MRC”).

•	DevelopmentCo continues CPHC’s efforts prior to June 30, 2016 to commercially develop approximately 140 acres of Company land that is not needed for Racetrack Operations. DevelopmentCo is not subject to direct regulation by the MRC.

•	On July 1, 2016, the shares of the Company’s common stock began trading on the NASDAQ Global Market under the symbol “CPHC.”

Further information regarding the Reorganization is set forth in the Company’s Registration Statement on Form

S-4 (File No. 333-210877) filed with the SEC on April 22, 2016.

For purposes of this Report on Form 10-K, when the term “Company” is used with reference to information covering or related to periods up to and including June 30, 2016, the term refers to the operations of CPHC prior to the Reorganization.

Business Overview - Canterbury Park Holding Corporation (the “Company,” “we,” “our,” or “us”) hosts pari-mutuel wagering on horse races and “unbanked” card games at its Canterbury Park Racetrack and Card Casino facility (the “Racetrack”) in Shakopee, Minnesota. The Company’s pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack and year-round wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”). Unbanked card games, in which patrons compete against each other, are hosted in the Card Casino at the Racetrack. The Company also derives revenues from related services and activities, such as food and beverage, parking, advertising signage, publication sales, and catering and events held at the Racetrack. The ownership and operation of the Racetrack and the Card Casino are significantly regulated by the MRC.

The Company acquired the Racetrack on March 29, 1994, commenced seven day a week simulcast operations on May 6, 1994, and, beginning in May 1995, launched live horse racing and related pari-mutuel wagering on a seasonal basis, generally from early May to early September. The Card Casino opened on April 19, 2000 and, with authority to host card games at up to 80 tables, the Company currently hosts live play on approximately 65 tables on a daily basis.

In June 2012, the Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”) pursuant to which SMSC agreed, through 2022, to supplement purses for live races at the Racetrack, as well as provide funds to the Company for joint marketing efforts with SMSC. See “Cooperative Marketing Agreement” at (c)(ix) below for additional information.

The Company’s website is www.canterburypark.com. Our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our periodic reports on Form 8-K (and any amendments to these reports) are available free of charge on our website.

(b) Financial Information About Segments

The Company divides its business into four segments: horse racing, Card Casino, food and beverage, and development. The horse racing segment represents our pari-mutuel wagering operations on simulcast and live horse races; the Card Casino segment represents our unbanked card operations; the food and beverage segment includes concessions, catering and events services provided at the Racetrack; and the development segment represents our real estate development operations.

(c) Narrative Description of Business

(i)	Horse Racing Operations

The Company’s horse racing operations consist of year-round simulcasting of horse races from around the U.S. and internationally, and wagering on live thoroughbred and quarter horse races (“live meets”) held on a seasonal basis beginning in May and generally concluding in September each year.

Live Racing

For the years ended December 31, 2017 and 2016, the Racetrack hosted 67 days and 69 days, respectively, of live racing beginning in early May and concluding in September. Currently, Minnesota law requires the Company to schedule a minimum of 125 days of live racing annually, unless the Minnesota Horsemen’s Benevolent and Protective Association (the “MHBPA”) agrees to a lesser number of live racing days. Since 1995, the MHBPA has agreed to waive the 125-day requirement and has allowed the Company to run a live meet of at least 50 days each year. Pursuant to the CMA, the MHBPA entered into a Horse Association Agreement with the Company in which it agreed to waive the 125-day requirement if at least 65 days of live racing are scheduled each year during the term of the agreement. If, for any reason, the MHBPA ceases to be bound by its obligations under the Horse Association Agreement, and the Company and the MHBPA are unable to agree on a live meet shorter than 125 days, the Company’s operations could be adversely affected by a decrease in the daily purses, potential reduction in the quality of horses, lower attendance, lower overall average amount wagered (“handle”), and substantially greater operating expenses.

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

The Company offers simulcast racing from up to 20 racetracks per day, seven days a week, 364 days per year, including Churchill Downs, Santa Anita, Gulfstream Park, Belmont Park, and Saratoga Racecourse.  In addition, races of national interest, such as the Kentucky Derby, the Preakness Stakes, the Belmont Stakes, and the Breeders’ Cup supplement the regular simulcast program.  The Company regularly evaluates its agreements with other racetracks to offer the most popular simulcast signals of live horse racing that are reasonably available.

Under federal and state law, in order to conduct simulcast operations either as a host or guest track, the Company must obtain the consent of the state’s regulatory authority and the organization that represents a majority of the owners and trainers of the horses who race at the Racetrack.  In Minnesota, these consents must be obtained from the MRC and the MHBPA, respectively.  As these consents are obtained annually, no assurance can be given that the MRC and the MHBPA will allow the Company to conduct simulcast operations either as a host or guest track after 2017.  If the MRC or the MHBPA does not consent, the Company’s operations could be adversely affected by a decrease in pari-mutuel revenue, potential reduction in the quality of horses, lower attendance, and lower overall handle.

(ii)	Card Casino Operations

The Card Casino is open 24 hours per day, seven days per week, and offers two forms of unbanked card games: poker and table games.

Poker games, including Texas Hold ‘Em, Stud, and Omaha, with betting limits per hand ranging between $2 and $100, are currently offered in the poker room. A dealer employed by the Company regulates the play of the game at each table and deals the cards but does not participate in play. In poker games, the Company is allowed to deduct a percentage from the accumulated wagers and impose other charges for hosting the activity but does not have an interest in the outcome of a game. The Company may add additional prizes, awards or money to any game for promotional purposes.

The Card Casino currently offers the following table games: Blackjack, Mississippi Stud, Fortune Pai Gow, Three Card Poker, Ultimate Texas Hold ‘Em, EZ Baccarat, Criss Cross Poker, and Free Bet Blackjack. The Company has the option to offer banked games under laws governing Card Casino operations but currently only offers “unbanked” games. “Unbanked” refers to a wagering system or game where wagers lost in card games are accumulated into a player pool liability for purposes of enhancing the total amount paid back to winning players. The Company can only serve as custodian of the player pool, may not have an active interest in any card game and does not recognize amounts that dealers “win” or “lose” during the course of play as revenue.

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

The Company’s food and beverage operations consist of concession stands, restaurant and buffet, bars and other food venues. The Company offers two year-round café style restaurants and full service bars within the Card Casino and simulcast area. The Card Casino offers tableside menu service 24 hours a day. Our Triple Crown Club offers lounge services along with a buffet restaurant. During live racing, a wide variety of concession style food and beverage options are available to our guests.

The food and beverage operations also include our catering and events services. The Company is the fourth largest event space in the Twin Cities with more than 100,000 square feet of available space. The Company’s facilities provide a variety of purposes for year-round events and other activities. The Company’s event space has been used for craft shows, trade shows, pool and poker tournaments, automobile and other utility vehicle shows, major art shows, and fundraisers. The Company’s outdoor spaces have been used for concerts, snowmobile races and other competitions. In 2016, the Company completed construction of a redesign of the infield of the Racetrack to utilize the space as a concert and event area. In addition to event space, the Company rents space in its horse stable area for boat storage during the winter months.

(iv)	Development Operations

The Company owns approximately 383 acres of land in Shakopee, Minnesota where the Racetrack is located. Approximately 273 acres of this land is specifically designated as being subject to MRC regulation as part of the Company’s Class A license. The amount of land currently needed to conduct Racetrack operations (grandstand, racetrack, stable area, parking areas, and land for other facilities including the expo center) is approximately 243 acres. As a result, approximately140 acres are considered underutilized (the “Underutilized Land”). This land is available for real estate development compatible with the Company’s Racetrack Operations.

For the past several years, the Company has explored various ways to develop the Underutilized Land. The Company has reported on is plans to develop the Underutilized Land from time to time in reports to Securities and Exchange Commission and in press releases. The Company continues to pursue various mixed use development opportunities, such as office, restaurants, hotel, entertainment and retail operations.

On May 13, 2016, the Company sold 23.8 acres of land on the north side of its Racetrack property to United Properties for approximately $4.3 million. The Company believed this parcel was not needed for the planned development and was best suited for industrial development by another party. Approximately $1.1 million of the purchase price was paid in cash, and the remaining approximately $3.2 million will be paid by United Properties to the Company under the terms of two promissory notes. The promissory notes provide for payment over a three-year period at an interest rate of 1.43% and are secured by a mortgage on the property sold. As of December 31, 2017, $3.2 million was remaining on the notes.

On May 13, 2016, the Company also purchased approximately 32 acres adjacent to the Racetrack for $4.89 million, completing previously announced arrangements under a December 2015 contract. This property, known as the “Hauer Farm,” is immediately southwest of the Racetrack property and is also the site of the area attraction known as “Sever’s Corn Maze.” The Company believes this parcel is a strategic fit for its future development plans.

(v)	Sources of Revenue

General

The Company’s revenues are principally derived from three activities: Card Casino operations, wagering on live and simulcast horse races, and food and beverage sales. For the year ended December 31, 2017, revenues from Card Casino operations represented 56.2% of total revenues, wagering on horse races generated 29.3% of total revenues, and food and beverage revenue represented 14.5% of total revenues. Development operations did not generate any revenue in 2017.

Card Casino Operations

The Company currently receives collection revenue from poker and table games wagering in its Card Casino, which operates 24 hours per day, seven days per week. The primary source of Card Casino revenue is a percentage of the wagers received from the players, aggregated up to 18% per day through February 28, 2018, as defined by the Minnesota Racing Commission (“MRC”) regulations, as compensation for providing the Card Casino facility and services, referred to as “collection revenue.” Effective March 1, 2018, this amount was increased to 18.5%. The Company estimates that this increase will generate additional Card Casino revenue between $450,000 and $600,000 in 2018. In addition, several table games offer a progressive jackpot. The player has the option of playing the jackpot with the opportunity to win some or the entire jackpot amount, depending upon the player’s hand. The Company collects a “rake” of 5%-10%, depending on the limit of the game, of each addition to the “pot” up to a maximum of $5 per hand as its collection revenue. In addition, poker games offer progressive jackpots for most games. In order to fund the jackpot pools, the dealer withholds $1 from each final pot in excess of the $15 minimum.

Pari-Mutuel Wagering – General

In pari-mutuel wagering, bettors wager against each other in a pool, rather than against the operator of the facility or with preset odds. From the total handle wagered, the Minnesota Pari-Mutuel Horse Racing Act (the “Minnesota Racing Act”) specifies the maximum percentage, referred to as the “takeout,” that may be withheld by the Racetrack, with the balance returned to the winning bettors. From the takeout, funds are set aside for purses and paid to the State of Minnesota for pari-mutuel taxes and to the MBF. The balance of the takeout remaining after these deductions is commonly referred to as the “retainage.”

Pari-mutuel wagering can be divided into two categories: straight wagering pools and multiple wagering pools, which are also referred to as “exotic” wagering pools. Examples of straight wagers include: “win,” “place,” and “show.” Examples of exotic wagers include: “daily double,” “exacta,” ”trifecta,” and “pick four.”

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

Effective November 1, 2016, Minnesota Advanced Deposit Wagering (“ADW”) legislation allows Minnesota residents to engage in pari-mutuel wagering on out-of-state horse races online with a prefunded account through an ADW provider. The Company collects a percentage of monies wagered (generally 3.25% to 5.0%) by Minnesota residents through the ADW provider as a source market fee. The Company pays 28% of the collected revenues to another Minnesota-based horse track, and records the remaining 72% as revenues and records expenses of at least 50% for purses and breeders’ awards.

Wagering on Live Races

The Minnesota Racing Act establishes the maximum takeout that may be deducted from the handle. The takeout percentage on live races depends on the type of wager. The total maximum takeouts are 17% from straight wagering pools and 23% from exotic wagering pools. From this takeout, Minnesota law requires deductions for purses, pari-mutuel taxes, and payments to the MBF. In 2016, the Company implemented reduced takeout rates as a promotion designed to increase handle. Takeout on straight wagering pools was reduced to 15% and takeout on exotic wagering pools was reduced to 18%. This takeout reduction did not meet Company expectations and the promotion was not continued in 2017.

While the Minnesota Racing Act regulates that a minimum of 8.4% of the live racing handle be paid as purses to the owners of the horses, purse contributions from other sources are subject to an agreement with the MHBPA and the Minnesota Quarter Horse Association (the “horsepersons’ associations”). In addition, the MBF receives 1% of the handle. The current pari-mutuel tax applicable to wagering on all simulcast and live races is 6% of takeout in excess of $12 million during the twelve-month period beginning July 1 and ending the following June 30.

Food and Beverage Revenue

The Company earns revenue from sales in its restaurant, catering areas and numerous concession stands located throughout the facility. Food and beverage sales are also offered in the card room during live and simulcast racing and during events.

Other Revenue

The Company generates cash revenues from the receipt of reserved seating charges, preferred and valet parking and the sales of various daily pari-mutuel publications. Additional revenues are derived from special events and other space rentals. The Company also generates revenue from providing advertising signage space.

(vi)	Competition

The Company faces direct competition from North Metro Harness Initiative, LLC (“NMHI”) that operates the Running Aces Harness Park in Columbus Township, Anoka County, Minnesota, a racetrack and card room that is located approximately 50 miles from Canterbury Park. NHMI offers pari-mutuel wagering on live races of standardbred (“harness”) horses on a seasonal basis and year round wagering on simulcasting of all breeds of horse races.  In addition to pari-mutuel wagering, NHMI operates a card room that directly competes with the Company’s Card Casino. Due to its proximity and similar wagering and gaming offerings, NHMI’s direct and substantial competition could adversely affect the Company’s business, financial condition and results of operations.

The Company operates in a highly competitive wagering and gaming environment with a large number of participants. The Company competes with competitive wagering operations and activities that include tribal casinos, state-sponsored lotteries and other forms of legalized gaming in the U.S. and other jurisdictions. The Company competes with a number of tribal casinos in the State of Minnesota that offer video slot machines, table games and unbanked card games, including Minnesota’s largest casino, Mystic Lake, which is located approximately four miles from the Racetrack.

Additionally, Internet-based interactive gaming and wagering is growing rapidly and adversely affects all forms of wagering offered by the Company. Legislation became effective November 1, 2016 in Minnesota that allowed the Company to begin collecting source market fees from companies that offer ADW wagering. These companies provide legal simulcast horse wagering over the internet. The legislation now allows the Company to recoup a percentage of all simulcast horse racing wagers made by Minnesota residents over the internet on out-of-state races; however, the legal clarification of this type of wagering will significantly intensify the competition in the marketplace. The Company anticipates competition from other existing and new Internet-based gaming ventures, including Fantasy Sports, will become more intense as state and federal regulation of Internet-based activities is clarified.

The Company also faces indirect competition from a variety of sources for discretionary consumer spending including spectator sports and other entertainment and gaming options. In the Minneapolis-Saint Paul metropolitan area, competition includes a wide range of live and televised professional and collegiate sporting events. In addition, live horse racing competes with a wide variety of summer attractions, including amusement parks, sporting events, and other local activities.

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

(vii)	Regulation

General

The ownership and operation of the Racetrack in Minnesota is subject to significant regulation by the MRC under the Minnesota Racing Act and the rules adopted by the MRC. The Minnesota Racing Act governs the allocation of each wagering pool to winning bettors, the Racetrack, purses, pari-mutuel taxes, and the MBF, and empowers the MRC to license and regulate substantially all aspects of horse racing in the State. The MRC, among other things, grants operating licenses to racetracks after an application process and public hearings, licenses all racetrack employees, jockeys, trainers, veterinarians, and other participants, regulates the transfer of ownership interests in licenses, allocates live race days and simulcast-only race days, approves race programs, regulates the conduct of races, sets specifications for the racing ovals, animal facilities, employee quarters and public areas of racetracks, regulates the types of wagers on horse races, and approves significant contractual arrangements with racetracks, including management agreements, simulcast arrangements, and totalizator contracts.

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

Issuance of Class A and Class B Licenses to the Company

The Company holds a Class A License, issued by the MRC, that allows the Company to own and operate the Racetrack. The Class A License is effective until revoked, suspended by the MRC or relinquished by the licensee. Currently, the fee for a Class A License is $253,000 per fiscal year.

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

In addition, the law requires that the Company reimburse the MRC for actual costs, including stewards, state veterinarians and drug testing, related to the regulating of live racing. For fiscal years ended December 31, 2017 and 2016, the Company paid $638,000 and $587,000 respectively, to the MRC as reimbursement for costs of regulating live racing operations.

Limitation on the Number of Class A and Class B Licenses

Pursuant to the Racing Act, so long as the Racetrack maintains its Class A License, no other Class A License may be issued to allow an entity to own and operate a racetrack in the seven county metropolitan area where thoroughbred and quarter horses are raced. However, the Racing Act provides that the MRC may issue an additional Class A License within the seven-county metropolitan area, if the additional license is issued for a facility that, among other conditions, is located more than 20 miles from the Racetrack, contains a track no larger than five-eighths of a mile in circumference, and is used exclusively for harness racing. In January 2005 this additional Class A license was issued to NMHI (see “Competition” above).

Limitation on Ownership and Management of an Entity that holds a Class A or Class B License

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

Card Casino Regulation

The MRC is also authorized by the Racing Act to regulate Card Casino operations. The law requires that the Company reimburse the MRC for its actual costs, including personnel costs, of regulating the Card Casino. For fiscal years ended December 31, 2017 and 2016, the Company paid $195,000 and $180,000, respectively, to the MRC as reimbursement for costs of regulating Card Casino operations.

On January 19, 2000, the MRC issued an additional Class B License to the Company that authorized the Company to host unbanked card games. The Class B License is renewable each year by the MRC after a public hearing (if required by the MRC). Currently, the Class B License fee of $10,000 per calendar year is included in the Class A License fee of $253,000 per calendar year.

Local Regulation

The Company’s operations are subject to state and local laws, regulations, ordinances, and other provisions affecting zoning, public health, and other matters that may have the effect of restricting the uses to which the Company’s land and other assets may be used. Also, any development of the Racetrack site is, among other things, subject to applicable zoning ordinances and requires approval by the City of Shakopee and other authorities. There can be no assurance these approvals would be obtained if any development was undertaken.

Federal Regulation

In December 2017, the Tax Cuts and Jobs Act (“TCJA”) went into effect. The TCJA contains substantial changes to the Internal Revenue Code, effective January 1, 2018, some of which could have an adverse effect on our business.

(viii)	Recent Legislation

Minimum Wage Legislation

Minnesota legislation enacted into law in 2014 increased the minimum wage that must be paid to most company employees from $7.25 to $8.00 on August 1, 2014, from $8.00 to $9.00 per hour on August 1, 2015, and from $9.00 to $9.50 per hour on August 1, 2016. Starting January 1, 2018, the minimum wage will increase at the beginning of each year by the rate of inflation with a maximum increase of up to 2.5% per year. The minimum wage for 2018 will be $9.65 per hour. Prior to August 1, 2014, the Company employed a large number of individuals who received an hourly wage equal to or slightly above $7.25 per hour. As a result, this legislation had an adverse financial impact in 2014 through 2017, and will continue to have an adverse impact. We have implemented measures to partially mitigate the impact of this increase by raising our prices and reducing our employee count. These measures could themselves have an adverse effect because higher prices and diminished service levels may discourage customers from visiting the Racetrack.

Advanced Deposit Wagering Legislation

Minnesota ADW legislation that became effective November 1, 2016, requires ADW providers to be licensed by the MRC and established licensing criteria and regulatory oversight of ADW providers doing business in the State of Minnesota. The law allows licensed racetracks to negotiate separate agreements with the ADW providers to remit source market fees to those racetracks. The ADW source market revenue totaled approximately $881,000 and $144,000 for the fiscal years ended December 31, 2017 and 2016, respectively. As part of the agreement, 50% of source market fees is allocated to purse accounts and the MBF.

(ix)	Cooperative Marketing Agreement

On June 4, 2012, the Company entered into the CMA with the SMSC. The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s thoroughbred and quarter horse through horse industry. Under the CMA, as amended, this is achieved through “Purse Enhancement Payments to Horsemen” paid directly to the MHBPA. These payments have no direct impact on the Company’s consolidated financial statements or operations.

Under the CMA, as amended, the SMSC paid the horsemen $7.2 million and $6.7 million for purse enhancements for the years ended December 31, 2017 and 2016, respectively.

Under the CMA, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events. Under the CMA, the SMSC paid the Company $1,581,000 and $1,198,000 for marketing purposes for the years ended December 31, 2017 and 2016, respectively.

In January 2015, 2016 and 2017 the CMA was amended to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.” As the CMA has most recently been amended, SMSC has agreed to make the following purse enhancement and marketing payments in 2018 through 2022:

Year	Purse Enhancement Payments to Horsemen	1	Marketing Payments to Canterbury Park
2018	$7,380,000		$1,620,000
2019	7,380,000		1,620,000
2020	7,380,000		1,620,000
2021	7,380,000		1,620,000
2022	7,380,000		1,620,000

1 - Includes $100,000 each year payable to various horsemen associations

 The amounts received from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the year ended December 31, 2017, the Company recorded $1,399,000 in other revenue and incurred $1,173,000 in advertising and marketing expense and $226,000 in depreciation related to the SMSC marketing payment. For the year ended December 31, 2016, the Company recorded $1,096,000 in other revenue and incurred $870,000 in advertising and marketing expense and $226,000 in depreciation related to the SMSC marketing payment. The excess of amounts received over revenue is reflected as deferred revenue on the company’s consolidated balance sheets.

Under the CMA, the Company agreed for the term of the CMA that it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

(x)	Marketing

The Company’s primary market is the seven-county Minneapolis-Saint Paul metropolitan area (Hennepin, Ramsey, Anoka, Washington, Dakota, Scott, and Carver) plus the two counties to the south of the Racetrack and Card Casino (Le Sueur and Rice). The City of Shakopee, located in the southwestern portion of the metropolitan area, is one of the fastest growing communities in the region, and Scott County is one of the fastest growing counties in the country.

To support its pari-mutuel horse racing, Card Casino, and catering and events businesses, the Company conducts year-round marketing efforts to maintain the loyalty of existing customers and attract new players to the property. The Company uses radio, television, digital advertising, social media, print advertising and direct marketing to communicate to its audiences. In addition to its regular advertising and communication program, the Company conducts numerous special promotions, handicapping contests and poker tournaments to attract incremental visits. The Company also uses a robust player rewards and database marketing program to enhance the loyalty of its guests.

The Company continues to focus on creating a premier guest experience as the core element of its marketing efforts. This includes delivering great customer service, developing new food and beverage offerings, creating fan education programs, and providing entertainment opportunities that go beyond the traditional pari-mutuel wagering and card playing activities.

(xi)	Employees

At December 31, 2017, the Company had 267 full-time employees and 596 part-time employees. The Company adds approximately 350 employees on a seasonal basis for live racing operations from early May until early September. The Company’s management believes its employee relations are good.

(xii)	Executive Officers

The executive officers of the Company, their ages and their positions with the Company at March 15, 2018 are as follows:

Name	Age	Position with Company
Randall D. Sampson	59	President and CEO
Daniel J. Kennedy	60	Senior Vice President of Operations
Robert M. Wolf	49	Senior Vice President of Finance and CFO

Randall D. Sampson has been President and Chief Executive Officer since the formation of the Company in March 1994. He has been active in horse industry associations, currently serving as Director of the Thoroughbred Racetracks of America and is a past Vice President of the Thoroughbred Racetracks of America and past President of the Minnesota Thoroughbred Association. Mr. Sampson also currently serves as a director of Communications Systems, Inc. (NASDAQ:JCS), a manufacturer of telecommunications and data communications products based in Minnetonka, Minnesota. Mr. Sampson is the son of Curtis A. Sampson, who is the Company’s non-executive Chairman of the Board and the beneficial owner of approximately 20% of the Company’s common stock.

Daniel J. Kennedy has been Senior Vice President of Operations at Canterbury since June 2017. Mr. Kennedy’s gaming experience began in 1993 in the finance department at Mystic Lake Casino. He has also been employed by Grand Casino Hinckley, Prairie Band Casino and Resort, and Penn National – Hollywood Casinos in Baton Rouge, La. and Charles Town, W.Va. Most recently, Mr. Kennedy served as assistant general manager at Penn National – Hollywood Casino Jamul in San Diego.

Robert M. Wolf was hired as Vice President of Finance in March 2017 and was named Senior Vice President of Finance and Chief Financial Officer in September 2017. Prior to joining Canterbury, he served as CFO for two public companies in the Twin Cities, Rimage Corporation and MGC Diagnostics Corporation.

Item 1A. RISK FACTORS

In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and us could materially affect our future performance and results. Management believes the factors described below are the most significant risks that could have a material impact on our business.

Our business is sensitive to economic conditions that may affect consumer confidence, consumer discretionary spending, or our access to credit in a manner that adversely affects our operations.

Economic trends can affect consumer confidence and consumers’ discretionary spending:

•	Negative economic conditions and the persistence of elevated levels of unemployment can affect consumers’ disposable incomes and, therefore, affect the demand for entertainment and leisure activities.
•	Declines in the residential real estate market, increases in individual tax rates and other factors that we cannot accurately predict may reduce the disposable income of our customers.
•	Decreases in consumer discretionary spending could affect us even if these decreases occur in other markets. For example, reduced wagering levels and profitability at racetracks to which we provide our live-racing signal or from which we receive simulcast signals could adversely affect, respectively, simulcast revenues or the content we provide to our customers.

Lower consumer confidence or reductions in consumer discretionary spending could result in fewer patrons spending money at our racetrack. Our access to and cost of credit may be affected to the extent global and U.S. credit markets are affected by downward economic trends. Our ability to respond to periods of economic contraction may be limited, as some of our costs remain fixed or even increase when revenue declines.

A lack of confidence in the integrity of our core businesses could affect our ability to retain our customers and engage with new customers.

The integrity of horseracing, casino gaming and pari-mutuel wagering industries must be perceived as fair to patrons and the public at large. To prevent cheating or erroneous payouts, oversight processes must be in place to ensure that these activities cannot be manipulated. A loss of confidence in the fairness of our industries could have a material adverse impact on our business.

We face significant competition, both directly from other gaming operations and indirectly from other forms of entertainment and leisure time activities, which could have a material adverse effect on our operations.

We face intense competition in our market, particularly competition from NMHI, which offers unbanked card games similar to those offered by the Company. We also compete with Native American owned casinos. These facilities have the advantage of being exempt from some state and federal taxes and state regulation of indoor smoking, and have the ability to offer a wider variety of gaming products. Internet-based interactive gaming and wagering, both legal and illegal, is growing rapidly and we anticipate competition in this area will become more intense as new Internet-based ventures enter our industry and as state and federal regulations on Internet-based activities are clarified. Additionally, we compete with other forms of gambling, spectator sports, other forms of entertainment, and other racetracks throughout the country as we discussed under “Competition” above.

We expect competition for our existing and future operations to increase from NMHI, existing tribal casinos, and racetracks that are able to subsidize their purses with alternative gaming revenues. Competition for simulcasting customers will be intense given the recent legalization of online internet wagering on horse racing in Minnesota, through ADW providers. In addition, several of our tribal gaming competitors in Minnesota have substantially larger marketing and financial resources than we do. We are unable to predict with any certainty the effects of existing and future competition on our operating results.

We are subject to extensive regulation from gaming authorities that could adversely affect us.

We are subject to significant regulation by the MRC under the Racing Act and the rules adopted by the MRC. The MRC has the authority to increase the Class A and Class B license fees. In addition, the Minnesota Racing Act requires that we reimburse the MRC for its actual costs of regulating the Card Casino, including personnel costs. Increases in these licensing and regulatory costs could adversely affect our results of operations.

Amendments to the Minnesota Racing Act or decisions by the MRC in regard to any one or more of the following matters could also adversely affect the Company’s operations: the granting of operating licenses to Canterbury Park and other racetracks after an application process and public hearings; the licensing of all track employees, jockeys, trainers, veterinarians, and other participants; regulating the transfer of ownership interests in licenses; allocating live race days and simulcast-only race days; approving race programs; regulating the conduct of races; setting specifications for the racing ovals, animal facilities, employee quarters, and public areas of racetracks; changes to the types of wagers on horse races; and approval of significant contractual agreements.

We are subject to changes in the laws that govern our business, including the possibility of an increase in gaming taxes, which would increase our costs, and changes in other laws may adversely affect our ability to compete.

Our operations and oversight by the MRC are ultimately subject to the laws of Minnesota including, but not limited to, the Minnesota Racing Act, and there exists the risk that these laws may be amended in ways adverse to our operations. In particular, we are required to pay taxes and fees in addition to normal federal, state, and local income taxes, and such taxes and fees are subject to increase at any time. From time to time, state and local legislators and officials have proposed changes in tax laws, or in the administration of laws affecting our industry, such as the allocation of each wagering pool to winning bettors, the Racetrack, purses, and the MBF. In addition, poor economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes. It is not possible to predict with certainty the likelihood of changes in tax laws or in the administration of these laws. These changes, if adopted, could have a material adverse effect on our operations.

We are also subject to federal and Minnesota laws that affect businesses generally. Some of these laws, such as laws pertaining to immigration, have severe penalties for law violations. In addition, it is possible, as a result of the legislative process, that legislation directly or indirectly adverse to the Company may be enacted into law.

We depend on key personnel.

Our continued success and our ability to maintain our competitive position is largely dependent upon, among other things, the skills and efforts of our senior executives and management team including Randall D. Sampson, our Chief Executive Officer. We have no employment agreements with our senior executives and key personnel, and we cannot guarantee that these individuals will remain with us. Their retention is affected by the competitiveness of our terms of employment and our ability to compete effectively against other gaming companies. Our inability to retain key personnel could have a material adverse impact on our business, financial condition, and results of operations.

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

Additionally, if third parties we work with, such as vendors, violate applicable laws or our policies, these violations may also put our customers’ information at risk and could in turn have an adverse effect on our business. The Company is also subject to payment card association rules and obligations under its contracts with payment card processors. Under these rules and obligations, if information is compromised, the Company could be liable to payment card issuers for the associated expense and penalties. In addition, if the Company fails to follow payment card industry security standards, even if no customer information is compromised, the Company could incur significant fines or experience a significant increase in payment card transaction costs.

Energy and fuel price increases may adversely affect our costs of operations and our revenues.

Our facility uses significant amounts of electricity, natural gas, and other forms of energy. Increases in the cost of electricity or natural gas negatively affect our results of operations. In addition, energy and fuel price increases could negatively affect our operations by reducing disposable income of potential customers and decreasing visits to our facility.

Our CMA with the SMSC may be terminated by the SMSC prior to December 31, 2022 under certain circumstances.

The CMA grants to the SMSC the right to terminate the CMA without cause if the SMSC determines, in its sole discretion that a change of circumstance adverse to its interests with respect to gaming in the State of Minnesota has occurred. If the SMSC exercises this right, the Company would be entitled to substantial wind-down payments approximately equal to 2.5 times the average annual payment due under the CMA in the three years following the year it gives notice of termination. While any wind-down payments would cushion the impact of the SMSC’s exercise of this right to terminate the CMA, a termination of the CMA prior to the expiration of its term in 2022 could have a material adverse effect on the Company.

Purse Enhancement Payments and Marketing Payments under our CMA with SMSC may not continue after 2022.

The term of the CMA with SMSC ends December 31, 2022, and there is no certainty the CMA can be extended or renegotiated on terms that are mutually acceptable to SMSC, the horsepersons’ associations and the Company.  In particular, there can be no assurance that, after December 31, 2022, SMSC’s purse enhancement payments to the horsepersons’ associations and marketing payments to the Company will continue at the levels currently being paid, if at all. If, by December 31, 2022, the CMA is not extended or renegotiated on economic terms substantially similar to those currently in effect or due to the parties being unable to mutually agree on other terms, the Company could be materially adversely affected.

Nationally the popularity of horse racing has declined.

There has been a general decline in the number of people wagering on live horse races at North American racetracks, either in person or via simulcasting, due to a number of factors, including increased competition from other wagering and entertainment alternatives as discussed above.  According to industry sources, pari-mutuel handle declined 27% from 2007 to 2011 and has been relatively stable since 2011, experiencing less than a 1% decline between 2011 and 2017. Declining interest in horse racing has had a negative impact on revenues and profitability in our racing business.  Our business plan anticipates increased attendance and pari-mutuel wagering during our 2018 live meet and in future live meets because of purse enhancement payments and marketing payments we receive under the CMA.  However, we recognize that a general decline in interest in horse racing and pari-mutuel wagering could have a material adverse impact on our business, financial condition and results of operations in future years.

We may not be able to attract a sufficient number of horses and trainers to achieve above average field sizes.

We believe that patrons prefer to wager on races with a number of horses in the race (the “field”) at or above the national average. A failure to offer races with adequate fields results in less wagering on our horse races. Our ability to attract adequate fields depends on several factors. First, it depends on our ability to offer and fund competitive purses. Second, it depends on the overall horse population available for racing. Various factors have led to declines in the horse population in certain areas of the country, including competition from racetracks in other areas, increased costs and changing economic returns for owners and breeders, and the spread of various debilitating and contagious equine diseases. If our racetrack is faced with a sustained outbreak of a contagious equine disease, it could have a material impact on our profitability. Finally, if we are unable to attract horse owners to stable and race their horses at our racetrack by offering a competitive environment, including improved facilities, a well-maintained racetrack, better conditions for backstretch personnel involved in the care and training of horses stabled at our racetrack and a competitive purse structure, our profitability could also decrease. We also face increased competition for horses and trainers from racetracks that are licensed to operate slot machines and other electronic gaming machines that provide these racetracks an advantage in generating new additional revenues for race purses and capital improvements. While our ability to offer adequate fields to patrons during our live meets has been substantially strengthened by the purse enhancement payments that will be made under the CMA through 2022, our inability to attract adequate fields, for whatever reason, could have a material adverse impact on our business, financial condition and results of operations.

Inclement weather and other conditions may affect our ability to conduct live racing.

Since horse racing is conducted outdoors, unfavorable weather conditions, including extremely high and low temperatures, high winds, storms, tornadoes and hurricanes, could cause events to be canceled or attendance to be lower, resulting in reduced wagering. Our operations, as well as the racetracks from which we receive simulcast signals, are subject to reduced patronage, disruptions or complete cessation of operations due to weather conditions, natural disasters and other casualties. If a business interruption were to occur due to inclement weather and continue for a significant length of time at our racetrack, it could have a material adverse impact on our business, financial condition and results of operations. The Company maintains insurance for incremental weather conditions that would help mitigate the financial impact on our business.

Horse racing is an inherently dangerous sport and our racetrack is subject to personal injury litigation.

Although we carry jockey accident insurance at our racetrack to cover personal jockey injuries that may occur during races or daily workouts, there are certain exclusions to our insurance coverage, and we are still subject to litigation from injured participants. We renew our insurance policies on an annual basis. The cost of coverage may become so high that we may need to further reduce our policy limits or agree to certain exclusions from our coverage. Our results may be affected by the outcome of litigation, as this litigation could be costly and time consuming and could divert our management and key personnel from our business operations.

Our business depends on using totalizator services.

Our customers use information provided by a third party vendor that accumulates wagers, records sales, calculates payoffs and displays wagering data in a secure manner to patrons who wager on our horse races. The failure to keep technology current could limit our ability to serve patrons effectively or develop new forms of wagering or affect the security of the wagering process, thus affecting patron confidence in our product. A perceived lack of integrity in the wagering systems could result in a decline in bettor confidence and could lead to a decline in the amount wagered on horse racing. In addition, a totalizator system failure could cause a considerable loss of revenue if betting machines are unavailable for a significant period of time or during an event with high betting volume.

An increase in the minimum wage mandated under Federal or Minnesota law could have a material adverse effect on our operations and financial results.

The Company employs a large number of individuals at an hourly wage equal to or slightly above the current state mandated wage of $9.50 per hour. See “Recent Legislation” above for additional information regarding recently enacted minimum wage legislation. Most of these employees are either high school or college students employed on a seasonal basis or tipped employees, many of whom receive, on average, tip income that is significantly higher than the current minimum wage. From time to time legislation is introduced in the U.S. Congress or the Minnesota legislature that would substantially increase the minimum wage. Passage of legislation that would substantially increase the minimum wage could have a material adverse impact on the Company.

Uncertainty regarding the success of a possible real estate development project.

The Company is currently pursuing the commercial development of its Underutilized Land. See discussion above titled “Development Operations.” The development of residential and commercial real estate involves many risks, including but not limited to the selection of development partners, building design and construction, financing, securing and retaining tenants, and the volatility of real estate market conditions. Accordingly, there can be no assurance that the Company’s real estate development activities will be successful.

The payment and amount of future dividends is subject to Board of Director discretion and to various risks and uncertainties.

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

Our information technology and other systems are subject to cyber security risk including misappropriation of customer information or other breaches of information security.

We rely on information technology and other systems to maintain and transmit customers' personal and financial information, credit card information, mailing lists and other information. We have taken steps designed to safeguard our customers' personal and financial information and have implemented systems designed to meet all requirements of the Payment Card Industry standards for data protection. However, our information and processes are subject to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus or unauthorized or fraudulent access or use by unauthorized individuals. The steps we take to deter and mitigate these risks may not be successful, and any resulting compromise or loss of data or systems could adversely impact operations or regulatory compliance and could result in remedial expenses, fines, litigation and loss of reputation, potentially impacting our financial results. Although we have invested in and deployed security systems and developed processes that are designed to protect all sensitive data, prevent data loss and reduce the impact of any security breach, such measures cannot provide absolute security.

Item 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2.	PROPERTIES

General

The Company’s facilities, which are owned and operated under the name “Canterbury Park,” are a modern complex of buildings and grounds that generally compare favorably to other major racetracks located throughout the country. The Racetrack’s grandstand has a patron capacity of approximately 10,000 within enclosed areas and a maximum patron capacity of over 30,000 including outside areas around the grandstand. The grandstand and most public outdoor areas contain numerous pari-mutuel windows, odds information boards, video monitors, food and beverage stands and other amenities.

The Racetrack is located approximately 25 miles southwest of downtown Minneapolis. The area immediately surrounding the Racetrack consists of retail, commercial and industrial buildings, farmland and residential areas. The Racetrack is in reasonable proximity to a number of major entertainment destinations including: Valleyfair, an amusement park about two miles from the Racetrack that annually attracts visitors during the spring and summer; the Renaissance Festival, a seven-weekend late summer annual event located about five miles from the Racetrack; and Mystic Lake Casino, located about four miles from the Racetrack, which draws thousands of visitors daily. The Mall of America, the largest enclosed shopping mall in the United States, which attracts more than 40 million visitors per year, is approximately 17 miles from the Racetrack.

Racing Surfaces

The racing surfaces consist of a one-mile oval dirt/limestone track and a 7/8-mile oval turf course. The dirt track includes a one and one-quarter mile front stretch chute, a 6-1/2 furlong backstretch chute, and a 3-1/2 furlong chute and is lighted for night racing.

Grandstand

The grandstand is a modern, air-conditioned enclosed structure of approximately 275,000 square feet with a variety of facilities on six levels. The lower level contains space for support functions such as jockey quarters, administrative offices, Racing Commission offices, first aid, mechanical rooms, and electrical rooms. The track level includes pari-mutuel windows, restrooms, a variety of concession stands and other services as well as the Card Casino, which occupies 22,000 square feet. The mezzanine level contains 1,320 fixed seats in a glass-enclosed, air-conditioned area and an additional 3,000 seats located outside. The mezzanine level also contains pari-mutuel windows, restrooms, concession stands, and other guest facilities. A portion of the mezzanine level is currently being used as a simulcast center during live racing, and for banquets and other events during the off-season. The kitchen level is an intermediate level located between the mezzanine and clubhouse floors. It contains a full-service kitchen that supports a full dining menu for the track-side dining terraces on the clubhouse level and food preparation for the other concession areas. The clubhouse level is a multi-purpose area that includes a simulcast center for wagering on televised races, a full-service dining area during the live racing season, and a year-round banquet facility. The clubhouse level includes 325 trackside tables, each equipped with a television set, with a total seating capacity of 1,200 patrons and an additional 1,000 seats are located in lounges located throughout the area. The press box and officials’ level is located in the roof trusses over the clubhouse and contains work areas for the press, racing officials, closed-circuit television, photo finish, and the track announcer. In addition, the grandstand was structurally built to accommodate skyboxes under the press box/officials’ level, although none have yet been constructed. Escalators and elevators are available to move patrons among the various levels within the grandstand.

Expo Center

In 2014, the Company added an Expo Center, which is a 30,000 square foot structure designed for year-round special events, trade shows and exhibits. The facility features 24,000 square feet of open event space and another 6,000 square feet containing an entry area, offices, restrooms and storage. Canterbury Park now offers the fourth largest event space in the Twin Cities with more than 100,000 total square feet of available space.

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

Underutilized Land

Approximately 140 acres of the approximately 383 acres of land owned or controlled by the Company are not currently used for its current business operations and could be developed or sold, in whole or in part. See discussion above titled “Development Operations.”

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

The Company’s common stock trades on the NASDAQ Global Market under the symbol CPHC. The table set forth below indicates the high and low sale prices and cash dividends declared for the Common Stock in the quarterly periods ending December 31, 2017 and 2016:

	Price Range		Cash Dividends
Common Stock	High	Low	Declared
2017
First Quarter	$10.75	$9.80	$0.05
Second Quarter	11.38	9.99	0.06
Third Quarter	12.80	10.98	0.06
Fourth Quarter	17.55	11.75	0.06
2016
First Quarter	10.80	9.43	-
Second Quarter	11.21	9.92	0.25	[1]
Third Quarter	11.13	10.10	0.05
Fourth Quarter	11.05	9.80	0.05

1 During fiscal year 2016, the Company paid a special dividend of $.25 to its shareholders.

(b)	HOLDERS

At March 15, 2018, the Company had 750 shareholders of record of its common stock. Since many holders’ shares are listed under their brokerage firms’ names, the actual number of shareholders is estimated by the Company to be over 2,000.

(c)	DIVIDENDS

On September 15, 2016, the Company announced a dividend policy to pay regular quarterly cash dividends to its shareholders based on the Company’s earnings, projected future earnings and cash requirements. Under this policy the Company paid a $.05 per share dividend to its shareholders in October of 2016, January of 2017, and April of 2017. The Company increased its quarterly dividend to $.06 per share which was paid to its shareholders in July of 2017, October of 2017, and January of 2018. In July of 2016, the Company also paid a special dividend of $0.25 per share to its shareholders. In March 2018, the Company increased its quarterly dividend to $.07 per share, which will be paid to its shareholders on April 13, 2018.

(d)	SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information as of December 31, 2017 regarding our equity compensation plans:

Securities Authorized for Issuance Under Equity Compensation Plans

	(a)	(b)	(c)
Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in column (a))

Equity compensation plans approved by security holders:
1994 Stock Plan	142,502	$8.19	389,486
1995 Employee Stock Purchase Plan	-	-	52,411

Equity compensation plans not approved by security holders:
Stock Option Plan for Non-Employee Consultants and Advisors (1)	-	-	162,500
Total	142,502		604,397

(1) Adopted by the Company’s Board of Directors in 1997, the purpose of the Stock Option Plan for Non-Employee Consultants and Advisors is to attract and retain the services of experienced and knowledgeable non-employee consultants and advisors to assist in projects having strategic significance for the Company, to provide an alternative form of cash compensation to such persons and to provide such persons with the opportunity to participate in the Company’s long term progress and success.

(e)	REGULATION S-K, ITEM 201(e) INFORMATION

Not Applicable for Smaller Reporting Companies.

(f)	RECENT SALE OF UNREGISTERED SECURITIES

Not Applicable.

(g)	PURCHASES OF EQUITY SECURITIES BY THE ISSUER

In 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 10b-18 in open market transactions or block purchases of privately negotiated transactions (the “Stock Repurchase Plan”). The Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and in 2012, authorized the repurchase of an additional 100,000 shares of the Company’s common stock. No shares were repurchased in 2017 or 2016, and currently the Company is authorized to repurchase up to 128,781 shares under the Stock Repurchase Plan.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for each of the five fiscal years ended December 31, 2017. The operating and balance sheet data for the years ended and as of December 31, 2017, 2016, 2015, 2014 and 2013 are derived from our audited consolidated financial statements. The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes thereto included elsewhere in this report.

(In thousands except for per share amounts)

	Year Ended December 31,
OPERATING DATA	2017		2016		2015		2014		2013

Net Revenues	$56,953		$52,460		$52,263		$48,470		$46,736

Operating Expenses	52,432	(4)	45,319	(3)	47,649	(2)	44,370	(1)	45,003

Income Before Income Taxes	4,571		7,120		4,617		4,102		1,736

Income Tax Expense	(480)		(2,924)		(1,890)		(1,691)		(720)

Net Income	4,091		4,196		2,727		2,411		1,017

Basic Net Income per Share	$0.93		$0.98		$0.65		$0.58		$0.24
Diluted Net Income per Share	0.93		0.97		0.64		0.57		0.24
Dividends Declared per Share	0.23		0.35		0.25		-		-

Cash Flows from Operating Activities	$7,086		$4,941		$4,429		$4,590		$3,544

	At December 31,
BALANCE SHEET DATA	2017	2016	2015	2014	2013

Land, Buildings and Equipment, Net	$36,962	$35,379	$34,118	$28,076	$25,130

Total Assets	54,537	49,625	45,341	39,496	37,113

Total Stockholders’ Equity	$40,717	$36,551	$33,097	$30,995	$28,265

Number of Common Shares Outstanding at Year End	4,414	4,325	4,238	4,201	4,178

1 During fiscal year 2014, the Company reduced operating expenses $958,000 by recording a gain on insurance recoveries due to damage to our property resulting from multiple severe storms at the Racetrack.

2 During fiscal year 2015, the Company reduced operating expenses $1,502,000 by recording a $495,000 gain on insurance recoveries, $347,000 gain on sale of its Shakopee Valley RV Park, and $660,000 gain on sale of land.

3 During fiscal year 2016, the Company reduced operating expenses $5,311,000 by recording a $1,465,000 gain on insurance recoveries and $3,846,000 gain on sale of land.

4 During fiscal year 2017, the Company reduced operating expenses $141,000 by recording a gain on insurance recoveries.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Canterbury Park Holding Corporation, our operations, our financial results and financial condition, and our present business environment. This MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes to the consolidated financial statements (the “Notes”). Our actual results could differ materially from those anticipated in the forward-looking statements included in this discussion as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” and “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.

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

The following summarizes our financial performance for the last five years (in 000’s):

Financial Performance Summary	2017		2016		2015		2014		2013

Net Revenues	$56,953		$52,460		$52,263		$48,470		$46,736

Operating Expenses	52,432	(4)	45,319	(3)	47,649	(2)	44,370	(1)	45,003

Income Before Income Taxes	4,571		7,120		4,617		4,102		1,736

Income Tax Benefit (Expense)	(480)		(2,924)		(1,890)		(1,691)		(720)

Net Income	4,091		4,196		2,727		2,411		1,017

1 During fiscal year 2014, the Company reduced operating expenses $958,000 by recording a gain on insurance recoveries due to damage to our property resulting from multiple severe storms at the Racetrack.

2 During fiscal year 2015, the Company reduced operating expenses $1,502,000 by recording a $495,000 gain on insurance recoveries, a $347,000 gain on sale of its Shakopee Valley RV Park, and a $660,000 gain on sale of land.

3 During fiscal year 2016, the Company reduced operating expenses $5,311,000 by recording a $1,465,000 gain on insurance recoveries and $3,846,000 gain on sale of land.

4 During fiscal year 2017, the Company reduced operating expenses $141,000 by recording a gain on insurance recoveries.

Our management team has extensive knowledge of the horse racing, Card Casino, and food and beverage operations, and our staff has demonstrated a commitment to enhancing the customer experience. The Company believes that management has a good relationship with our workforce and is able to retain qualified personnel as demonstrated by our low turnover rate.

Our facilities are modern by racetrack industry standards, and we have invested heavily in the past few years to update and upgrade them to meet the needs of our customers and horsemen. Our 383-acre site, in a prime location on the edge of the Minneapolis–St. Paul metropolitan area in one of the fastest-growing counties in Minnesota, provides us with great long-term growth and development opportunities; our Board of Directors regularly considers additional uses for underutilized portions of our property. Our long-term strategic direction is to continue to enhance our Racetrack as a unique gaming and entertainment destination and develop approximately 140 acres of underutilized land not needed for our current business uses.

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

OPERATIONS REVIEW

YEAR ENDED December 31, 2017 COMPARED TO YEAR ENDED December 31, 2016

EBITDA represents earnings before interest income, income tax expense, and depreciation and amortization. EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles in the United States of America ("GAAP"), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance or cash flows from operating activities as a measure of liquidity. We present EBITDA as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry. Other companies that provide EBITDA information may calculate EBITDA differently than we do. We also compute Adjusted EBITDA, which reflects additional adjustments to Net Income to eliminate unusual or non-recurring items. For the year ended December 31, 2017, Adjusted EBITDA excluded the loss on disposal of assets and gain on insurance recoveries. For the year ended December 31, 2016, Adjusted EBITDA excluded the gain on disposal of assets, gain on sale of land, and gain on insurance recoveries.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and Adjusted EBITDA (defined above), which is also a non-GAAP measure, for the years ended:

SUMMARY OF EBITDA DATA
	Year Ended December 31,
	2017	2016
NET INCOME	$4,090,781	$4,195,980
Interest (income) expense, net	(49,624)	21,252
Income tax expense	480,000	2,924,000
Depreciation	2,529,437	2,547,772
EBITDA	7,050,594	9,689,004
Loss (gain) on disposal of assets	2,198	(22,500)
Gain on sale of land	-	(3,846,131)
Gain on insurance recoveries	(140,552)	(1,464,923)
ADJUSTED EBITDA	$6,912,240	$4,355,450

Adjusted EBITDA increased $2,557,000, or 58.7%, and increased as a percentage of net revenues to 12.1% from 8.3% for 2017 compared to 2016.

REVENUES

Total net revenues for 2017 were $56,953,000, an increase of $4,493,000, or 8.6%, compared to total net revenues of $52,460,000 for 2016. Total pari-mutuel revenue increased 10.9%, Card Casino revenue increased 9.3%, and food and beverage revenue increased 1.1% in 2017 compared to 2016. See below for a further discussion of our sources of revenues.

PARI-MUTUEL REVENUES
	Year Ended December 31,
	2017	2016
Simulcast	$5,648,000	$5,666,000
Live racing	2,335,000	2,086,000
Guest fees	1,279,000	1,210,000
Other revenue	1,261,000	524,000
Total Pari-Mutuel Revenue	$10,523,000	$9,486,000

Racing Days
Simulcast only racing days	297	295
Live and simulcast racing days	67	69
Total Number of Racing Days	364	364

Simulcast and Live Racing pari-mutuel revenues include commission and breakage revenues from on-track live and simulcast wagering. We receive guest fees from out-of-state racetracks and ADW companies for out-of-state wagering on our live races. Other revenues include source market fees paid by ADW companies for wagers made by Minnesota residents on out-of-state races and proceeds from unredeemed pari-mutuel tickets.

Total 2017 pari-mutuel revenue increased $1,037,000, or 10.9%, compared to 2016. Other pari-mutuel revenue increased $737,000 primarily due to receiving a full year of source market fees under the ADW legislation that became effective November 1, 2016. We expect that the source market fees for 2018 will be similar to the $881,000 recorded in 2017. Live Racing pari-mutuel revenue increased $249,000, or 11.9%, primarily due to an increase in take-out levels as compared to 2016 when the Company reduced the take-out on its live races to promote increased wagering, but did not experience the gain in net revenues that we anticipated.

CARD CASINO REVENUES
	Year Ended December 31,
	2017	2016
Poker Games	$8,917,000	$9,289,000
Table Games	20,215,000	17,266,000
Total Collection Revenue	29,132,000	26,555,000
Other Revenue	2,848,000	2,698,000
Total Card Casino Revenue	$31,980,000	$29,253,000

The primary source of Card Casino revenue is a percentage of the wagers received from the players as compensation for providing the Card Casino facility and services, referred to as “collection revenue”. Other Revenue presented above includes fees collected for the administration of tournaments and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds. Card Casino revenue represented 56.2% and 55.8% of the Company’s net revenues for the years ended December 31, 2017 and 2016, respectively.

Total Card Casino revenue increased $2,727,000, or 9.3%, in 2017 compared to 2016. Poker revenue decreased $372,000, or 4.0%, in 2017 compared to 2016. The decrease in poker revenue reflects a continuing industry decline in the popularity of poker. Table games collection revenue increased $2,949,000, or 17.1%, in 2017 compared to 2016. In management’s judgement, increased play is attributable to players spending more money due to a stronger economy, as well as an overall increase in card casino marketing initiatives. Additionally, higher jackpots on certain games drove increased play.

FOOD AND BEVERAGE REVENUES

Food and beverage revenue increased $90,000, or 1.1%, for the year ended December 31, 2017 compared to 2016. This increase is primarily due to hosting more special events in 2017, and an increase in the number of catering events. This was partially offset by a reduction of two racing days compared to 2016.

OTHER REVENUES

Other revenue increased $651,000, or 10.8%, to $6,657,000 in 2017 compared to 2016. This increase was due to increased admission revenue from a greater number of premium priced live racing days during 2017 and increased event admission revenue from a greater number of special events hosted. Also, the Company received higher payments under the CMA for joint marketing efforts with the SMSC. See “Cooperative Marketing Agreement” below. The amounts earned from the marketing payments are offset by an increase in other expenses related to RiverSouth, an area wide marketing association that promotes Shakopee entertainment venues.

OPERATING EXPENSES

Total operating expenses increased approximately $7,113,000, or 15.7%, to $52,432,000 in 2017, from $45,319,000 in 2016. Total operating expenses as a percentage of net revenues increased to 92.1% in 2017 from 86.4% in 2016. Excluding the reduction in operating expenses from insurance recoveries booked as an operating expense, loss/gain on sale of assets and gains on land sales from both years, total operating expenses increased from $50,652,000 to $52,570,000, an increase of 3.8%.

Total purse expense increased $478,000, or 7.5%, in 2017 compared to 2016 due to an increase in card casino revenue, as well as an increase in ADW revenue. These factors also resulted in an increase in MBF expense (shown below). As discussed in greater detail in Item 1 above, Minnesota law requires us to allocate a portion of Card Casino revenues, wagering handle on simulcast and live horse races, and ADW source market fees for future payment as purses for live horse races and other authorized uses. While most of these amounts were paid into the purse funds for thoroughbred and quarter horse races, Minnesota law requires that a portion of the amounts allocated for purses be paid into the Minnesota Breeders’ Fund (the “MBF”). The increase in the MBF is primarily due to ADW expense of $184,000, which is included in Simulcast Racing in the table below.

			Minnesota Breeders’
	Purse Expense		Fund Expense
	2017	2016	2017	2016

Card Casino	$3,765,000	$3,470,000	$424,000	$386,000
Simulcast Racing	1,731,000	1,547,000	492,000	306,000
Live Racing	1,361,000	1,362,000	114,000	121,000
Total	$6,857,000	$6,379,000	$1,030,000	$813,000

Salaries and benefits expense increased $541,000, or 2.4%, in 2017 compared to 2016. The increase is primarily due to the State of Minnesota mandated increase of $0.50 in the minimum wage effective August 2016, as well as an increase in employee incentive compensation resulting from better than anticipated operational performance. These increases are slightly offset due to the 2016 amount including $279,000 in severance compensation payments related to restructuring of senior management positions.

Advertising and marketing costs increased $383,000, or 16.4%, in 2017 compared to 2016. The changes are primarily attributable to the increased expenditures that are funded by payments received under the CMA for joint marketing. These expenditures related primarily to RiverSouth, an area wide marketing initiative that is designed to increase visitors to Shakopee’s entertainment, hospitality and retail businesses.

Professional and contracted services expense increased $248,000, or 6.0%, in 2017 compared to 2016. The increase is primarily due to increased live racing contracted services as a result of additional live racing weeks. Additional costs also relate to a short term customer rental agreement in the fourth quarter of 2017. As part of the rental agreement, these costs were reimbursed and included in Other Revenue.

During 2014, the Company incurred damage to buildings from multiple severe storms at the Racetrack. During the year ended December 31, 2015, the Company recognized as a reduction in operating expenses a $495,000 insurance recoveries gain in the Consolidated Statements of Operations as “Gain on insurance recoveries.” For the year ended December 31, 2016, the Company received additional insurance proceeds of $592,000 and recognized as a reduction in operating expenses as insurance recoveries gain in the Consolidated Statements of Operations as “Gain on insurance recoveries.” The Company had also concluded an additional $873,000 of insurance reimbursement would be received in 2017 when roof repair work was completed. However, the Company was notified in 2017 that the costs of the repairs have exceeded the original contract price. Therefore, the Company recognized an additional $141,000 “Gain on insurance recoveries” as a reduction in operating expenses in the Consolidated Statements of Operations. Because the claim has been settled and confirmed by the insurance company, that amount has been recognized as a gain on insurance recovery receivable in accordance with U.S. GAAP. The storms did not cause any interruptions to the business or otherwise affect the Company’s consolidated financial results of operations.

On October 6, 2015, the Company sold six acres of land adjacent to the Racetrack for $1,459,000 and recorded a gain of $660,000, reported on the Consolidated Statements of Operations – Gain on sale of land. This transaction was structured as a “deferred exchange using a qualified intermediary” pursuant to Internal Revenue Code (IRC) Section 1031 exchange (“1031 Exchange”) for income tax purposes. Under the agreement, the Company has the option to repurchase up to one acre within three years from closing date at the sale price of approximately $240,000 per acre. According to ASC 360-20-40-38 - Derecognition, the Company recorded the repurchase option acre as a deferred gain liability in the amount of $240,000 on the Consolidated Balance Sheets. Since the risks and rewards were not completely transferred to the buyer based on the repurchase option the Company maintains the asset on our financials in the amount of $110,000. The Company believes any additional expenses associated with the option under the profit-sharing method will be immaterial because land is a non-depreciable asset.

In 2016, the Company recorded a gain on sale of land of $3,846,000 due to the sale of approximately 24 acres of land adjacent to the Racetrack for a total consideration of $4.3 million.

Other operating expenses increased $133,000, or 2.5%, in 2017 compared to 2016. The changes are primarily attributable to an increase in insurance and personnel expenses in 2017 due to the Company experiencing higher premiums and increased recruiting costs.

Income tax expense for 2017 and 2016 was $480,000 and $2,924,000, respectively. As a result of the U.S Tax Cuts and Jobs Act (“TCJA”) signed on December 22, 2017, we recorded a tax benefit of $1,345,000 in the fourth quarter of 2017 as a result of a revaluation of the net deferred tax liabilities due to the corporate tax rate change from 34% to 21% starting in 2018.

Net Income for the years 2017 and 2016 was $4,091,000 and $4,196,000, respectively.

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

Our critical accounting policies are:

•	revenue recognition;
•	property and equipment; and
•	income tax expense.

Our significant accounting policies and recently adopted accounting policies are more fully described in Note 1 to the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Revenue recognition - Racing revenue is generated by pari-mutuel wagering on live and simulcast racing content. Additionally, we also generate revenue through sponsorships, admissions, concessions, and publications. Our racing revenue and income are influenced by our racing calendar. Therefore, revenue and operating results for any interim quarter are not generally indicative of the revenue and operating results for the year and may not be comparable with results for the corresponding period of the previous year. We recognize pari-mutuel revenue upon occurrence of the live race that is presented for wagering after that live race is made official by the respective state’s racing regulatory body. We recognize other operating revenue such as sponsorships, admissions, concessions, and publication revenue once delivery of the product or service has occurred. Card Casino revenue is a percentage of the wagers received from the players as compensation for providing the Card Casino facility and services, referred to as “collection revenue.”

Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 68% of our total assets at December 31, 2017. We use our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows. If the sum of the related expected future net cash flows is less than the carrying value, we will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. As of December 31, 2017, we have determined that no impairment of these assets exists.

Income taxes - We use estimates and judgments for financial reporting to determine our current tax liability and deferred taxes. In accordance with the liability method of accounting for income taxes, we recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Adjustments to deferred taxes are determined based upon changes in differences between the book basis and tax basis of our assets and liabilities and measured by enacted tax rates we estimate will be applicable when these differences are expected to reverse. Changes in current tax laws, enacted tax rates or the estimated level of taxable income or non-deductible expense could change the valuation of deferred tax assets and liabilities and affect the overall effective tax rate and tax provision. See footnote 3 of the consolidated financial statements for more information on the U.S Tax Cuts and Jobs Act (“TCJA”) signed on December 22, 2017.

MINIMUM WAGE LEGISLATION

Minnesota Legislation that was enacted in 2014 increased the minimum wage that must be paid to most company employees from $7.25 to $8.00 on August 1, 2014, from $8.00 to $9.00 per hour on August 1, 2015, and from $9.00 to $9.50 per hour went into effect on August 1, 2016. In addition, starting January 1, 2018, the minimum wage will increase at the beginning of each year by the rate of inflation with a maximum increase up to 2.5% per year. The minimum wage for 2018 will be $9.65 per hour. Prior to August 1, 2014, the Company employed a large number of individuals who received an hourly wage equal to or slightly above $7.25 per hour. As a result, this legislation had an adverse financial effect on us in 2014, 2015, 2016, and 2017 and will continue to have an adverse impact. We have implemented measures to partially mitigate the effect of this increase by raising our prices and reducing our employee count. However, these measures could themselves have an adverse effect because higher prices and diminished service levels may discourage customers from visiting the Racetrack.

COOPERATIVE MARKETING AGREEMENT

On June 4, 2012, the Company entered into the CMA with the SMSC. The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s thoroughbred and quarter horse industry. Under the CMA, this is achieved through “Purse Enhancement Payments to Horsemen” paid directly to the MHBPA. These payments have no direct impact on the Company’s consolidated financial statements or operations.

Under the terms of the CMA, the SMSC paid the horsemen $7.2 million and $6.7 million for purse enhancements for the years ended December 31, 2017 and 2016, respectively.

Under the CMA, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events. Under the CMA, the SMSC paid the Company $1,581,000 and $1,198,000 for marketing purposes for 2017 and 2016, respectively.

The CMA was amended three times effective January 2015, 2016 and 2017 to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.” Under the CMA as most recently amended, SMSC has agreed to make the following purse enhancement and marketing payments for 2018 through 2022:

Year	Purse Enhancement Payments to Horsemen	1	Marketing Payments to Canterbury Park
2018	$7,380,000		$1,620,000
2019	7,380,000		1,620,000
2020	7,380,000		1,620,000
2021	7,380,000		1,620,000
2022	7,380,000		1,620,000

1 - Includes $100,000 each year payable to various horsemen associations

 The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For 2017, the Company recorded $1,399,000 in other revenue and incurred $1,173,000 in advertising and marketing expense and $226,000 in depreciation related to the SMSC marketing payment. For 2016, the Company recorded $1,096,000 in other revenue and incurred $870,000 in advertising and marketing expense and $226,000 in depreciation related to the SMSC marketing payment. The excess of amounts received over revenue is reflected as deferred revenue, which is included in accounts payable on the consolidated balance sheets.

The Company has agreed for the term of the CMA that it would not promote or lobby the Minnesota legislature for expanded gambling authority and would support the SMSC’s lobbying efforts against expanding gambling authority.

CONTINGENCIES

In accordance with an Earn Out Promissory Note given to the prior owner of the Racetrack as part of the consideration paid by the Company to acquire the Racetrack in 1994, if (i) off-track betting becomes legally permissible in the State of Minnesota and (ii) the Company begins to conduct off-track betting with respect to or in connection with its operations, the Company would be required to pay to the IMR Fund, L.P. the greater of (a) $700,000 per operating year, as defined, or (b) 20% of the net pretax profit, as defined for each of five operating years. At this time, management believes that the likelihood that these two conditions will be met and that the Company would be required to pay these amounts is remote. If these two conditions are met, the five minimum payments would be discounted back to their present value and the sum of those discounted payments would be capitalized as part of the purchase price in accordance with generally accepted accounting principles. The purchase price would be further increased if payments become due under the “20% of Net Pretax Profit” calculation. The first payment is to be made 90 days after the end of the third operating year in which off-track betting is conducted by the Company. Remaining payments would be made within 90 days of the end of each of the next four operating years.

The Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community that became effective on June 4, 2012 and has been amended. The CMA contains certain covenants which, if breached, would trigger an obligation to repay a specified amount related to such covenant. At this time, management believes that the likelihood that the breach of a covenant will occur and that the Company will be required to pay the specified amount related to such covenant is remote.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at December 31, 2017 and as of the date of this report will not have a material impact on the Company’s consolidated financial position or results of operations.

The Company has committed to payment of statutory distributions under a $500,000 bond issued to the Minnesota Racing Commission as required by Minnesota statute. The Company was not required to make any payments related to this bond in 2017 or 2016, and there is no liability related to this bond on the balance sheet as of December 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

Cash provided by operating activities for 2017 was $7,086,000 primarily as a result of the following: The Company reported net income of $4,091,000, which included a gain from insurance recoveries of $141,000. Cash from operating activities was increased by noncash charges from depreciation of $2,529,000, stock-based compensation expense of $352,000, and stock-based employee match contribution of $487,000. This was partially offset by a decline in deferred income taxes of $1,355,000 and an increase in restricted cash of $1,147,000.

Cash provided by operating activities for 2016 was $4,941,000 primarily as a result of the following: The Company reported net income of $4,196,000, which included a gain from insurance recoveries of $1,465,000 and gain on disposal of assets of $3,869,000. Cash from operating activities was increased by noncash charges from depreciation of $2,548,000, deferred income taxes of $2,015,000, stock-based compensation expense of $314,000, and stock-based employee match contribution of $371,000. The Company also experienced an increase in accounts payable and accrued wages and payroll taxes of $656,000 and Card Casino accrual of $875,000.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities for 2017 of $3,782,000 was used primarily for building remodel projects.

Net cash used in investing activities for 2016 of $3,817,000 was used primarily for building improvements and purchase of land. The capital purchases were partially offset by the proceeds received from insurance claims in the amount of $592,000.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used by financing activities for 2017 was $715,000 and primarily consisted of $962,000 cash dividend paid to shareholders, partially offset by proceeds from issuance of common stock of $246,000.

Net cash used by financing activities for 2016 was $3,100,000 and primarily consisted of $1,288,000 cash dividend paid to shareholders and principal payments on capital lease of $1,887,000, partially offset by proceeds received from issuance of common stock of $145,000.

CASH AND CAPITAL RESOURCES

At December 31, 2017, we had cash and cash equivalents of $8,888,000 compared to $6,299,000 at December 31, 2016. This $2,589,000 increase consisted of $7,086,000 of net cash provided by operating activities, partially offset by $3,782,000 of net cash used in investing activities and $715,000 of net cash used in financing activities.

On November 11, 2016, the Company entered into a general credit and security agreement with Bremer Bank, which provides a revolving credit line of up to $6,000,000. This agreement was amended on September 30, 2017 to extend the maturity date to September 30, 2018. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the year ended December 31, 2017. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements at all times throughout 2017.

Our three largest sources of revenue: pari-mutuel wagering, Card Casino operations and food and beverage, are all based on cash transactions. Consequently, we have significant inflows of cash on a daily basis. We designate cash balances that will be required to satisfy certain short-term liabilities such as progressive jackpots, the player pool and amounts due horsemen for purses and awards as “restricted” as a separate balance sheet item.

The Company offers unbanked table games that refer to a wagering system or game where wagers “lost” or “won” by the host are accumulated into a “player pool” to enhance the total amount paid back to players in any other card game. The Company is required to return accumulated player pool funds to the players through giveaways, promotional items, prizes or by other means. The player pool liability was $1,711,000 and $1,214,000 at December 31, 2017 and 2016, respectively. Additionally, the table games jackpot pool was $663,000 and $377,000 at December 31, 2017 and 2016, respectively.

The Card Casino offers progressive jackpots for poker games. Amounts collected for these jackpot funds are accrued as liabilities until paid to winners. At December 31, 2017 and 2016, accrued jackpot funds totaled $58,000 and $75,000, respectively. The MRC regulates the operation of the player pool and progressive jackpot pools. These liabilities have the potential for significant fluctuation on a daily basis.

All games in the Card Casino are played using chips. The value of chips issued and outstanding, referred to as the “outstanding chip liability,” was $425,000 and $457,000 at December 31, 2017 and 2016, respectively. This liability has the potential for significant fluctuation on a daily basis depending upon the demand for chip redemptions and sales.

Our second largest individual operating expense item is purse expense. Pursuant to an agreement with the MHBPA, we transferred into a trust account or paid directly to the MHBPA, approximately $5,716,000 and $6,512,000 in purse funds related to thoroughbred races for 2017 and 2016, respectively. Minnesota Statutes specify that amounts transferred into trust are the property of the trust and not the Company. There were no unpaid purse fund obligations due to the MHBPA at December 31, 2017 or 2016.

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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

In March 2014, the Company entered into a seven-year agreement with a new totalizator provider. Pursuant to the agreement, the vendor provides totalizator equipment and related software that records and processes all wagers and calculates odds and payoffs. The amounts charged to operations for totalizator expenses for the years ended December 31, 2017 and 2016 were $228,000 and $226,000, respectively.

The Company has entered into operating leases for rental of office equipment and for track equipment to maintain the Racetrack. Amounts charged to operations under these agreements for 2017 and 2016 were $85,000 and $104,000, respectively. All these leases expire in 2018 and will be evaluated for renewal.

Subsequent to December 31, 2017, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above. As of December 31, 2017, we had no borrowings pursuant to our line of credit and were not party to capital lease obligations, significant purchase obligations or other long-term obligations, other than described above.

FORWARD-LOOKING STATEMENTS

From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, we may make forward-looking statements concerning possible or anticipated future financial performance, prospective business activities or plans which are typically preceded by words such as “believes,” “expects,” “anticipates,” “intends” or similar expressions. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that these forward-looking statements are subject to risks and uncertainties which could affect our actual results and cause actual results to differ materially from those indicated in the forward-looking statements. These risks and uncertainties include, but are not limited to: material fluctuations in attendance at the Racetrack; decline in interest in wagering on horse races at the Racetrack, at other tracks, or on unbanked card games offered at the Card Casino; competition from other venues offering unbanked card games or other forms of wagering; competition from other sports and entertainment options; increases in compensation and employee benefit costs; increases in the percentage of revenues allocated for purse fund payments; higher than expected expense related to new marketing initiatives; the impact of wagering products and technologies introduced by competitors, legislative and regulatory decisions and changes; the general health of the gaming sector, and other factors that are beyond our ability to control or predict and other risk factors described under “Risk Factors” above.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 3.05(e) of Regulation S-K, Canterbury Park Holding Company is not required to provide the information requested by this Item as it qualifies as a smaller reporting company.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)	Financial Statements

The following financial statements of the Company are set forth on pages 30 through 53 of the Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Canterbury Park Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Canterbury Park Holding Corporation and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financials are the responsibility of Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Wipfli LLP

We have served as the Company's auditor since 2014.

Minneapolis, Minnesota

March 27, 2018

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2017 AND 2016

	2017	2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,888,162	$6,298,807
Restricted cash	3,137,391	1,990,013
Short-term investments	206,005	205,649
Accounts receivable, net of allowance of $19,250 and $28,000, respectively	1,278,289	1,309,453
Current portion of notes receivable	1,048,654	1,048,654
Inventory	262,989	247,786
Prepaid expenses	588,634	466,993
Income taxes receivable	-	511,170
Total current assets	15,410,124	12,078,525

LONG-TERM ASSETS
Deposits	22,500	25,000
Notes receivable - long-term portion	2,142,512	2,142,512
Land, buildings and equipment, net (Note 2)	36,962,188	35,378,917
TOTAL ASSETS	$54,537,324	$49,624,954

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	2,854,305	2,518,791
Card Casino accruals	2,931,205	2,231,907
Accrued wages and payroll taxes	2,291,261	2,034,550
Cash dividend payable	265,113	216,411
Due to MHBPA (Note 1)	456,574	38,145
Accrued property taxes	936,562	932,030
Deferred revenue	905,030	568,921
Payable to horsepersons	174,347	176,652
Income taxes payable	3,830	-
Total current liabilities	10,818,227	8,717,407

LONG-TERM LIABILITIES
Deferred income taxes (Note 3)	3,002,000	4,357,000
Total long-term liabilities	3,002,000	4,357,000
TOTAL LIABILITIES	13,820,227	13,074,407

STOCKHOLDERS’ EQUITY (Notes 4 and 5)
Common stock, $.01 par value, 10,000,000 shares authorized, 4,414,492 and 4,325,154, respectively, shares issued and outstanding	44,145	43,252
Additional paid-in capital	19,865,273	18,780,070
Retained earnings	20,807,679	17,727,225
Total stockholders’ equity	40,717,097	36,550,547
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$54,537,324	$49,624,954

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED December 31, 2017 AND 2016

	2017	2016
OPERATING REVENUES:
Pari-mutuel	$10,522,482	$9,485,927
Card Casino	31,979,818	29,252,760
Food and beverage	7,938,975	7,848,561
Other	6,656,666	6,006,217
Total Revenues	57,097,941	52,593,465
Less: Promotional allowances	(145,165)	(133,262)
Net Revenues	56,952,776	52,460,203

OPERATING EXPENSES:
Purse expense	6,856,708	6,378,962
Minnesota Breeders’ Fund	1,029,510	813,149
Other pari-mutuel expenses	1,350,411	1,371,968
Salaries and benefits	23,066,469	22,524,692
Cost of food and beverage and other sales	3,704,576	3,790,152
Depreciation	2,529,437	2,547,772
Utilities	1,420,666	1,378,163
Advertising and marketing	2,715,245	2,331,719
Professional and Contracted Services	4,376,420	4,128,018
Loss (Gain) on disposal of assets	2,198	(22,500)
Gain on sale of land	-	(3,846,131)
Gain on insurance recoveries (Note 13)	(140,552)	(1,464,923)
Other operating expenses	5,520,531	5,387,930
Total Operating Expenses	52,431,619	45,318,971
INCOME FROM OPERATIONS	4,521,157	7,141,232

OTHER (INCOME) EXPENSE
Interest expense	-	51,059
Interest income	(49,624)	(29,807)
Net Other (Income) Expense	(49,624)	21,252

INCOME BEFORE INCOME TAXES	4,570,781	7,119,980

INCOME TAX EXPENSE (Note 3)	(480,000)	(2,924,000)

NET INCOME	$4,090,781	$4,195,980

Basic earnings per share	$0.93	$0.98
Diluted earnings per share	$0.93	$0.97

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED December 31, 2017 AND 2016

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

Balance at December 31, 2015	4,238,430	$42,384	$18,019,658	$15,035,458	$33,097,499

Exercise of stock options	2,000	76	53,623	-	53,699
Stock-based compensation	-	-	314,088	-	314,088
Tax expense from exercise of stock-based awards	-	-	(79,991)	-	(79,991)
Dividend distribution	-	-	-	(1,504,213)	(1,504,213)
401(K) stock match	34,613	346	371,219	-	371,565
Issuance of restricted stock	38,825	333	(353)	-	(20)
Shares issued under Employee Stock Purchase Plan	11,286	113	101,826	-	101,939
Net income	-	-	-	4,195,980	4,195,980

Balance at December 31, 2016	4,325,154	$43,252	$18,780,070	$17,727,225	$36,550,547

Exercise of stock options	23,500	235	181,898	-	182,133
Stock-based compensation	-	-	351,810	-	351,810
Tax expense from exercise of stock-based awards	-	-	-	-	-
Dividend distribution				(1,010,327)	(1,010,327)
401(K) stock match	44,301	443	487,316	-	487,759
Issuance of restricted stock	14,434	144	(144)	-	-
Shares issued under Employee Stock Purchase Plan	7,103	71	64,324	-	64,395
Net income	-	-	-	4,090,781	4,090,781

Balance at December 31, 2017	4,414,492	$44,145	$19,865,273	$20,807,679	$40,717,097

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED December 31, 2017 AND 2016

	2017	2016
Operating Activities:
Net income	$4,090,781	$4,195,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,529,437	2,547,772
Stock-based compensation expense	351,810	314,088
Stock-based employee match contribution	487,316	371,219
Deferred income taxes	(1,355,000)	2,015,100
Tax expense from exercise of stock-based awards	-	79,991
Loss (Gain) on disposal of assets	2,198	(3,868,631)
Gain on insurance proceeds	(140,552)	(1,464,923)
(Increase) decrease in cash resulting from changes in operating assets:
Restricted cash	(1,147,378)	(426,955)
Accounts receivable	171,716	(280,945)
Other current assets	(134,344)	(69,740)
Income taxes receivable/payable	515,000	(156,110)
Increase (decrease) in cash resulting from changes in operating liabilities:
Accounts payable	2,363	405,867
Accrued wages and payroll taxes	256,711	322,555
Deferred revenue	336,109	177,993
Card Casino accruals	699,298	814,011
Accrued property taxes	4,532	220,548
Payable to horsepersons	(2,305)	5,297
Due to (from) MHBPA	418,429	(261,632)
Net cash provided by operating activities	7,086,121	4,941,485

Investing Activities:
Additions to buildings and equipment	(3,781,755)	(4,431,418)
Proceeds from sale of assets	-	22,500
Proceeds from insurance claims	-	592,276
Purchase of investments	(356)	(457)
Net cash used in investing activities	(3,782,111)	(3,817,099)

Financing Activities
Cash dividend paid to shareholders	(961,626)	(1,287,801)
Principal payments on capital lease	-	(1,887,349)
Proceeds from issuance of common stock	246,971	155,450
Tax expense from exercise of stock-based awards	-	(79,991)
Net cash used in financing activities	(714,655)	(3,099,691)

Net increase (decrease) in cash and cash equivalents	2,589,355	(1,975,305)

Cash and cash equivalents at beginning of year	6,298,807	8,274,112

Cash and cash equivalents at end of year	$8,888,162	$6,298,807

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

YEARS ENDED December 31, 2017 AND 2016

	2017	2016
Schedule of non-cash investing and financing activities
Additions to buildings and equipment funded through accounts payable	$333,000	$-
Dividend declared	265,000	216,000
Issuance of promissory notes receivable	-	3,191,000
Stock-based employee match contribution	487,000	371,000
Proceeds from land sale remitted to qualified intermediary		1,051,000
Payment for purchase of land remitted from qualified intermediary	-	1,051,000

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$1,320,000	$1,145,000
Interest paid	-	51,000

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED December 31, 2017 AND 2016

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview; Recent Reorganization - Canterbury Park Holding Corporation (the “Company”) was incorporated as a Minnesota corporation in October 2015. The Company is a successor corporation to another corporation, also named Canterbury Park Holding Corporation, that was incorporated in 1994 (“CPHC”). Effective as of the close of business on June 30, 2016, CPHC’s business and operations were reorganized into a holding company structure (the “Reorganization”) pursuant to an Agreement and Plan of Merger dated as of March 1, 2016 that was approved by CPHC’s shareholders on June 28, 2016. Pursuant to the Reorganization:

•	The Company replaced CPHC as the public company owned by CPHC’s shareholders, with each shareholder at June 30, 2016 owning the same number of shares and having the same percentage ownership in the Company (and, indirectly, in all property and other assets then owned by CPHC) immediately after the Reorganization as that shareholder had in CPHC immediately before the Reorganization.

•	The Company became the holding company for and parent company of two subsidiaries, Canterbury Park Entertainment LLC (“EntertainmentCo”) and Canterbury Development LLC (“DevelopmentCo”).

•	EntertainmentCo is the surviving business entity in a merger with CPHC pursuant to the Reorganization and it became the direct owner of all land, facilities, and substantially all other assets related to the CPHC’s pari-mutuel wagering, Card Casino, concessions and other related businesses (“Racetrack Operations”). EntertainmentCo continues to conduct these businesses consistent with CPHC’s past practices and will continue to be subject to direct regulation by the Minnesota Racing Commission (“MRC”).

•	DevelopmentCo will continue CPHC’s efforts to commercially develop approximately 140 acres of land that is not needed for the Company’s Racetrack Operations. DevelopmentCo is not subject to direct regulation by the MRC.

•	On July 1, 2016, the shares of the Company’s common stock began trading on the NASDAQ Global Market under the symbol “CPHC.”

For purposes of this Report on Form 10-K, when the term “Company” is used with reference to information covering or related to periods up to and including June 30, 2016, the term refers to the operations of CPHC prior to the Reorganization.

Canterbury Park Holding Corporation (the “Company,” “we,” “our,” or “us”) hosts pari-mutuel wagering on horse races and “unbanked” card games at its Canterbury Park Racetrack and Card Casino facility (the “Racetrack”) in Shakopee, Minnesota. The Company’s pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack and year-round wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”). Unbanked card games, in which patrons compete against each other, are hosted in the Card Casino at the Racetrack. The Company also derives revenues from related services and activities, such as food and beverage, parking, advertising signage, publication sales, and catering and events held at the Racetrack. The ownership and operation of the Racetrack and the Card Casino are significantly regulated by the MRC.

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

Short-term Investments – Securities are classified as held to maturity when the Company has the positive intent and ability to hold them to maturity, and are measured at amortized cost.  At December 31, 2017 and 2016, all investments were classified as held-to-maturity. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary.  If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in earnings.  Short-term investments consist of certificates of deposit at December 31, 2017 and 2016.  Amortized cost approximated fair value for both periods.

Accounts Receivable – Accounts receivable are initially recorded for amounts due from other tracks for simulcast revenue, net of amounts due to other tracks, and for amounts due from customers related to catering and events. Credit is granted in the normal course of business without collateral. Accounts receivable are stated net of allowances for doubtful accounts, which represent estimated losses resulting from the inability of customers to make the required payments. Accounts that are outstanding longer than the contractual terms are considered past due. When determining the allowances for doubtful accounts, the Company takes several factors into consideration including the overall composition of the accounts receivable aging, its prior history of accounts receivable write-offs, the type of customers and its day-to-day knowledge of specific customers. The Company writes off accounts receivable when they become uncollectible. Changes in the allowances for doubtful accounts are recorded as bad debt expense and are included in other operating expenses in the Company’s consolidated statements of operations. Accounts receivable also includes insurance recoveries proceeds receivable at December 31, 2017 and 2016.

Notes Receivable – Notes receivable consists of two promissory notes on the sale of land to an unrelated party that bear interest at 1.43% with principal and interest due annually. The notes receivable are secured by the mortgage of the land and management believes no allowance for doubtful accounts is necessary.

Inventory – Inventory consists primarily of food and beverages, small wares and supplies and retail goods and is recorded at the lower of cost (first-in, first-out) or net realizable value.

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

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) – The Minnesota Pari-mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations. Pursuant to an agreement with the MHBPA, the Company transferred into a trust account or paid directly to the MHBPA, approximately $5,716,000 and $6,512,000 for the years ended December 31, 2017 and 2016, respectively, related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company.

Impairment of Long-Lived Assets – The Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the event that facts and circumstances indicate that the carrying value of any long-lived assets may be impaired, an evaluation of recoverability would be performed.  If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets.  During 2017 and 2016, the Company determined that no evaluations of recoverability were necessary.

Advertising and Marketing – Advertising and marketing costs are charged to expense as incurred. The related amounts are presented separately in the Company’s consolidated statements of operations.

Land, Buildings, and Equipment – Land, buildings, equipment, and building improvements are capitalized at a level of $2,000 or greater and are recorded at cost. Repair and maintenance costs are charged to operations when incurred. Furniture, fixtures, and equipment are depreciated using the straight-line method over estimated useful lives ranging from 5 – 7 years, while buildings are depreciated over 15 – 39 years. Building improvements are amortized using the straight-line method over the useful life of the assets.

Pre-development costs are incurred prior to vertical construction and for certain land held for development during the due diligence phase. This includes legal, engineering, architecture, and other professional fees incurred in pursuit of new development opportunities for which we believe future development is probable. Future development is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs and availability of capital. Pre-development costs incurred for which future development is not yet considered probable are expensed as incurred.

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

Interest and penalties associated with uncertain income tax positions are presented in income tax expense. For the years ended December 31, 2017 and 2016, the Company did not recognize any expense related to interest and penalties.

Net Income Per Share – Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options.

Fair Values of Financial Instruments – Due to the current classification of all financial instruments and given the short-term nature of the related account balances, carrying amounts reported in the consolidated balance sheets approximate fair value.

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

Reclassifications – Prior period financial statement amounts have been reclassified to conform to current period presentations. Deferred revenue amounts have been reclassified on the December 31, 2016 Consolidated Balance Sheets to Deferred revenue from Accounts payable. Also, certain amounts due to horsepersons have been reclassified from accounts payable to payable to horsepersons and certain amounts have been reclassified from card casino accruals to accrued wages and payroll taxes, which impacted the changes of these items on the Consolidated Statements of Cash Flows. Total cash flows from operations did not change.

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

In May 2014 (amended January 2017), the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and eliminates existing industry guidance, including revenue recognition guidance specific to the gaming industry. The FASB has also recently issued several amendments to the standard, including narrow-scope improvements and practical expedients (ASU 2016-12) and clarification on accounting for and identifying performance obligations (ASU 2016-10). The core principle of the revenue model indicates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is designed to create greater comparability for financial statement users across industries and jurisdictions and also requires enhanced disclosures. The guidance is effective for interim and annual periods beginning after December 15, 2017. While early adoption is permitted for interim and annual periods beginning after December 15, 2016, we adopted this standard effective January 1, 2018, and elected to apply the full retrospective adoption method.

Upon adoption, the presentation of goods and services furnished without charge that is currently deducted from total revenue as promotional allowance to arrive at net operating revenue will be presented on a net basis within related revenue categories. As a result, the line item for promotional allowances on the consolidated statement of operations will be eliminated.

Another aspect of Topic 606 the Company is currently evaluating is whether we are acting as the principal or as the agent in determining if Pari-Mutuel revenue should be reported gross or net based on the terms of our contracts and governing laws. Currently, we report commissions and simulcast fees and certain pari-mutuel taxes paid on a gross basis. Any changes related to the principal versus agent determination would only impact the presentation of net revenue and expense and there would be no cumulative effect adjustment or any impact on net income or cash flows.

2.	LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment, at cost, consist of the following at December 31, 2017 and 2016:

	2017	2016
Land	$2,526,605	$2,526,605
Land held for development	8,853,903	8,853,903
Buildings and building improvements	33,756,895	30,459,943
Furniture and equipment	21,495,701	21,180,493
	66,633,104	63,020,944
Accumulated depreciation	(29,670,916)	(27,642,027)
	$36,962,188	$35,378,917

Land held for development represents land owned for potential real estate development.

3.	INCOME TAXES

A reconciliation between income taxes computed at the statutory federal income tax rate and the effective tax rate for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016
Federal tax expense at statutory rates	$1,554,100	$2,445,273
Nondeductible lobbying expense	24,500	23,460
State expense, net of federal impact	312,900	477,566
Stock option expense	(12,100)	-
Federal deferred remeasurement	(1,345,000)
Other	(54,400)	(22,299)
	$480,000	$2,924,000

On December 22, 2017, the U.S. Tax Cuts and Jobs Act ("TCJA") was signed into law. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. The Tax Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the highest U.S. corporate tax rate of 35% to a flat 21% effective for tax years starting after December 31, 2017. As a result, we recorded a tax benefit of $1,345,000 in the fourth quarter as a result of a revaluation of the net deferred tax liabilities due to the corporate tax rate change from 34% to 21% starting in 2018. The provisional amounts incorporate assumptions made based upon the Company's current interpretation of the Tax Act and may change as the Company receives additional clarification and implementation guidance.

Income tax expense for the years ended December 31, 2017 and 2016 consists of the following:

	2017	2016
Current
Federal	$1,359,000	$666,857
State	476,000	242,043
	1,835,000	908,900
Deferred, Federal	(1,237,000)	1,684,100
Deferred, State	(118,000)	331,000
	$480,000	$2,924,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows:

	2017	2016
Deferred tax assets (liabilities)
Vacation accrual	$61,100	$78,200
Player rewards program accrual	137,800	199,100
Stock options	126,200	183,100
Long-Term Incentive Plan	64,600	29,700
Other	5,500	11,200
Land, building and equipment - cost and depreciation	(3,296,900)	(4,858,300)
Prepaid Expenses	(100,300)	-
Net long-term deferred tax liabilities	$(3,002,000)	$(4,357,000)

The Company is subject to U.S. and Minnesota taxation. The Company is no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2014.

4.	STOCKHOLDERS’ EQUITY

Employee Stock Purchase Plan:

The Company offers an Employee Stock Purchase Plan (the “ESPP”) that is open to all employees working more than 15 hours per week. Effective January 1, 2017, shares of the Company’s common stock may be purchased by employees at six-month intervals at 85% of the fair market value on the last trading day of each three-month period. Prior to this, employees purchased stock at three-month intervals. Employees purchased 7,103 and 11,286 shares in 2017 and 2016, respectively. As of December 31, 2017, a total of 297,589 shares have been issued from the 350,000 shares originally authorized.

KSOP:

The Company offers a KSOP Plan (the “KSOP”) that includes the Employee Stock Ownership Plan (the “ESOP”) and the 401(k) Plan. The KSOP allows the Company to use Company stock to match contributions from its employees should it so choose. The KSOP is available to eligible employees who had completed six months of service. Beginning January 1, 2016, the matching of employee contributions were issued in Company stock. Employer contributions charged to operations for stock matching of employee contributions for the year ended December 31, 2017 and 2016 totaled $487,000 and $371,000, respectively

Stock Repurchase Plan:

In 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock in open market transactions or block purchases of privately negotiated transactions. The Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and in 2012, authorized the repurchase of an additional 100,000 shares of the Company’s common stock. No shares were repurchased in 2017 or 2016, and currently the Company is authorized to repurchase up to 128,781 shares under the Stock Repurchase Plan.

5.	STOCK-BASED COMPENSATION

Stock-based compensation is recorded at fair value as of the date of grant, is included in the salaries and benefits expense line item on the consolidated statements of operations and amounted to $352,000 and $314,000 for the years ended December 31, 2017 and 2016, respectively.

Stock Options:

The Company’s 1994 Stock Plan (the “Plan”) provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and non-employees, including directors of and consultants to the Company and any subsidiary, to purchase up to a maximum of 1,650,000 shares of common stock. The Company currently has 389,486 shares available for grant under the Plan. The Plan is administered by the Board of Directors which determines the persons who are to receive awards under the Plan, the type of award to be granted, the number of shares subject to each award and, if an option, the exercise price of each option.

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

Stock option activity related to the Plan during the years ended December 31, 2017 and 2016 is summarized below:

	2017		2016
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	191,002	$9.08	223,002	$9.30

Granted	-	-	-	-
Exercised	(23,500)	7.75	(2,000)	7.14
Expired/Forfeited	(25,000)	11.11	(30,000)	14.43

Outstanding at end of year	142,502	$8.19	191,002	$9.08

Options exercisable at end of year	142,502	$8.19	191,002	$9.08

The grant-date fair value of options outstanding and exercisable at December 31, 2017 and 2016 was $407,000 and $547,000, respectively. The weighted average remaining contractual term of these options is 1.8 years.

There were no options granted in 2017 or 2016. The total fair value of options exercised during the years ended December 31, 2017 and 2016 was $58,000 and $4,900, respectively. The total intrinsic value of options exercised during 2017 and 2016 was $90,000 and $8,000, respectively.

The following table summarizes information concerning all options outstanding and options exercisable as of December 31, 2017:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average	Aggregate		Average	Aggregate
Range of	Number	Life (Years)	Exercise	Intrinsic	Number	Exercise	Intrinsic
Exercise Price	Outstanding	Remaining	Price	Value	Exercisable	Price	Value
$6.00 - 8.00	61,752	1.4	$6.25	$617,568	61,752	$6.25	$617,568
$8.01 - 11.00	53,750	2.2	$8.28	428,388	53,750	$8.28	428,388
$11.01 - 14.00	27,000	1.8	$12.43	103,050	27,000	$12.43	103,050
Total	142,502	1.8	$8.19	$1,149,006	142,502	$8.19	$1,149,006

Board of Directors Stock Option and Restricted Stock Grants

The Company’s Stock Plan was amended to authorize annual grants to non-employee members of the Board of Directors of restricted stock or stock options, or both, as determined by the Board. Options granted under the Plan generally expire 10 years after the grant date and generally become exercisable over a four year period. Generally the restricted stock vests 100% after one year and is subject to restrictions on resale for an additional year.

Restricted stock awards are subject to forfeiture if a board member terminates prior to the shares vesting. A summary of changes in Board of Directors unvested restricted stock as December 31, 2017:

		Weighted
		Average
	Restricted	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2015	13,940	$10.76
Granted	14,410	10.41
Vested	(13,940)	10.76
Forfeited	-	-
Non-Vested Balance, December 31, 2016	14,410	$10.41
Granted	11,264	10.65
Vested	(14,410)	10.41
Forfeited	-	-
Non-Vested Balance, December 31, 2017	11,264	$10.65

Employee Deferred Stock Award Grants

Employee deferred stock awards are subject to forfeiture if an employee terminates prior to the vesting. Generally, the awards vest ratably over a four-year period and compensation costs are recognized over the vesting period. Compensation costs are recorded in “Salaries and benefits” on the Consolidated Statements of Operations.

A summary of the changes in employee unvested deferred stock award grants as of December 31, 2017, is as follows:

		Weighted
		Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2015	23,875	$10.31
Granted	-	-
Vested	(11,875)	10.15
Forfeited	(2,500)	-
Non-Vested Balance, December 31, 2016	9,500	$10.46
Granted	-	-
Vested	(4,375)	10.46
Forfeited	-	-
Non-Vested Balance, December 31, 2017	5,125	$10.46

At December 31, 2017, there was approximately $59,000 of total unrecognized stock-based compensation expense related to unvested restricted stock and deferred stock awards the Company expects to recognize in 2018.

Long Term Incentive Plan and Award of Deferred Stock

Effective March 24, 2016, the Board of Directors of the Company approved a new plan for long-term incentive compensation of the Company’s named executive officers (NEOs) and other Senior Executives called the Canterbury Park Holding Corporation Long Term Incentive Plan (the “LTI Plan”). The LTI Plan authorizes the grant of Long Term Incentive Awards that provide an opportunity to NEOs and other Senior Executives to receive a payment in cash or shares of the Company’s common stock to the extent of achievement at the end of a period greater than one year (the “Performance Period”) as compared to Performance Goals established at the beginning of the Performance Period. The LTI is a sub-plan of the Company’s Stock Plan which authorizes the grant of Deferred Stock awards that represent the right to receive Company common stock if conditions specified in the awards are satisfied. Further information regarding the LTI Plan is presented under Item 5.02 in the Company’s Report on Form 8-K for March 30, 2016.

Effective March 24, 2016, the Board approved 2016 granting opportunities to Company officers and key employees to earn long-term incentive compensation under the LTI Plan. Each officer and key employee was granted an Incentive Award (that was also a Deferred Stock Award under the Stock Plan) which provided an opportunity to receive a payout of shares of the Company’s common stock to the extent of achievement compared to Performance Goals at the end of the period beginning January 1, 2016 and ending December 31, 2018. Pursuant to these awards the Company has reserved 24,000 shares that potentially may be issued under the Deferred Stock Awards. Compensation expense for 2016 was $177,000.

Effective May 11, 2017, the Board approved 2017 granting opportunities to Company officers and key employees to earn long-term incentive compensation under the LTI Plan. Each officer and key employee was granted an Incentive Award (that was also a Deferred Stock Award under the Stock Plan) which provided an opportunity to receive a payout of shares of the Company’s common stock to the extent of achievement compared to Performance Goals at the end of the period beginning January 1, 2017 and ending December 31, 2019. Pursuant to these awards the Company has reserved 34,554 shares that potentially may be issued under the Deferred Stock Awards. Compensation expense for 2017 was $207,000.

6.	NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the net income per common share computations for the years ended December 31, 2017 and 2016

	2017	2016

Net income (numerator) amounts used for basic and diluted per share computations:	$4,090,781	$4,195,980

Weighted average shares (denominator) of common stock outstanding:
Basic	4,379,346	4,287,142
Plus dilutive effect of stock options	23,474	23,371
Diluted	4,402,820	4,310,513

Net income per common share:
Basic	$0.93	$0.98
Diluted	0.93	0.97

There were no out of the money options at December 31, 2017, thus, all outstanding options to purchase shares of common stock were included in the computation of diluted net income per share.

Options to purchase 45,000 shares of common stock at an average of $12.80 per share were outstanding but not included in the computation of diluted net income per share for the year ended December 31, 2016 because the options were out of the money at December 31, 2016.

7.	GENERAL CREDIT AGREEMENT

On November 11, 2016, the Company signed a general credit and security agreement with Bremer Bank, which provides a revolving credit line of up to $6,000,000. This agreement was amended on September 30, 2017 to extend the maturity date to September 30, 2018. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the year ended December 31, 2017. The credit agreement contains covenants requiring the Company to maintain certain financial ratios.

8.	LEASES AND COMMITMENTS

Purchase Obligations

In March 2014, the Company entered into a seven-year agreement with a new totalizator provider. Pursuant to the agreement, the vendor provides totalizator equipment and related software which records and processes all wagers and calculates odds and payoffs. The amounts charged to operations for totalizator expenses for the years ended December 31, 2017 and 2016 were $228,000 and $226,000, respectively.

Operating Lease Obligations

The Company has entered into operating leases for rental of office equipment and for track equipment to maintain the Racetrack. Amounts charged to operations under these agreements for the years ended December 31, 2017 and 2016 were $85,000 and $104,000, respectively. All such leases expire in 2018 and will be evaluated for renewal.

Future minimum operating lease payments and purchase obligations are as follows:

	Payment due by period
	Total Amount
Obligations	Committed	2018	2019	2020

Operating leases	$46,000	$46,000	$-	$-
Purchases	$698,000	$230,000	$233,000	$235,000

9.	CONTINGENCIES

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

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at December 31, 2017 and as of the date of this report will not have a material impact on the Company’s consolidated financial positions or results of operations.

The Company has committed to payment of statutory distributions under a $500,000 bond issued to the Minnesota Racing Commission as required by Minnesota statute. The Company was not required to make any payments related to this bond in 2017 or 2016, and there is no liability related to this bond on the balance sheet as of December 31, 2017.

10.	OPERATING SEGMENTS

The Company has four reportable operating segments: horse racing, Card Casino, food and beverage, and development. The horse racing segment primarily represents simulcast and live horse racing operations. The Card Casino segment represents operations of Canterbury Park’s Card Casino, the food and beverage segment represents food and beverage operations provided during simulcast and live racing, in the Card Casino, and during special events, and the development segment represents our real estate development operations. In 2017, the Company determined that development operations should be included as an additional segment. The Company’s reportable operating segments are strategic business units that offer different products and services. They are managed separately because the segments differ in the nature of the products and services provided as well as process to produce those products and services. The Minnesota Racing Commission regulates the horse racing and Card Casino segments.

Depreciation, interest expense and income taxes are allocated to the segments but no allocation is made to food and beverage for shared facilities. However, the food and beverage segment pays approximately 25% of gross revenues earned on live racing and special event days to the horse racing segment for use of the facilities.

The following tables provide information about the Company’s operating segments (in 000’s):

	Year Ended December 31, 2017
	Horse Racing	Card Casino	Concessions	Development	Total

Net revenues from external customers	$16,692	$31,980	$8,281	$-	$56,953

Intersegment revenues	769	1,447	-	-	2,216

Net interest income	(4)	-	-	(46)	(50)

Depreciation	1,997	372	160	-	2,529

Segment (loss) income before income taxes	(1,609)	6,830	1,479	(399)	6,301

Segment tax expense (benefit)	(350)	717	155	(42)	480

	At December 31, 2017
Segment Assets	$41,077	$642	$21,583	$11,436	$74,738

	Year Ended December 31, 2016
	Horse Racing	Card Casino	Concessions	Total

Net revenues from external customers	$15,024	$29,253	$8,183	$52,460

Intersegment revenues	738	-	1,375	2,113

Net interest expense	21	-	-	21

Depreciation	2,062	317	169	2,548

Segment income before income taxes	4,487	3,044	866	8,397

Segment tax expense	1,320	1,249	355	2,924

	At December 31, 2016
Segment Assets	$47,639	$1,141	$19,039	$67,819

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals for the years ended December 31, 2017 and 2016 (in 000’s):

	2017	2016
Revenues
Total net revenue for reportable segments	$59,168	$54,572
Elimination of intersegment revenues	(2,215)	(2,112)
Total consolidated net revenues	$56,953	$52,460

Income before income taxes
Total segment income before income taxes	$6,301	$8,397
Elimination of intersegment income before income taxes	(1,730)	(1,277)
Total consolidated income before income taxes	$4,571	$7,120

	December 31,	December 31,
	2017	2016
Assets
Total assets for reportable segments	$74,738	$67,819
Elimination of intercompany receivables	(20,203)	(18,194)
Total consolidated assets	$54,535	$49,625

11.	SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

	2017 Quarter Ended
	March 31	June 30	September 30	December 31

Net revenues	$11,443,071	$15,846,475	$17,666,841	$11,996,389

Operating expenses	10,581,262	14,655,317	16,130,028	11,065,012

Net income	512,997	716,573	952,635	1,908,576

Basic net income per share	0.12	0.16	0.22	0.43

Diluted net income per share	0.12	0.16	0.22	0.43

	2016 Quarter Ended
	March 31	June 30	September 30	December 31

Net revenues	$10,393,311	$13,885,992	$16,630,408	$11,550,492

Operating expenses	9,870,318	9,988,467	15,071,503	10,388,683

Net income	310,752	2,274,900	925,837	684,491

Basic net income per share	0.07	0.53	0.22	0.16

Diluted net income per share	0.07	0.53	0.21	0.16

12.	COOPERATIVE MARKETING AGREEMENT

On June 4, 2012, the Company entered into the CMA with the SMSC. The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s thoroughbred and quarter horse industry. Under the CMA, as amended, this is achieved through “Purse Enhancement Payments to Horsemen” paid directly to the MHBPA. Such payments have no direct impact on the Company’s consolidated financial statements or operations. Under the terms of the CMA, as amended, the SMSC paid the horsemen $7.2 million and $6.7 million for purse enhancements for the years ended December 31, 2017 and 2016, respectively.

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events. Under the CMA, the SMSC paid the Company $1,581,000 and $1,198,000 for marketing purposes for the years ended December 31, 2017 and 2016, respectively.

In January 2015, 2016 and 2017 the CMA was amended to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.” SMSC is currently obligated to make the following purse enhancement and marketing payments for 2018 through 2022:

Year	Purse Enhancement Payments to Horsemen	1	Marketing Payments to Canterbury Park
2018	$7,380,000		$1,620,000
2019	7,380,000		1,620,000
2020	7,380,000		1,620,000
2021	7,380,000		1,620,000
2022	7,380,000		1,620,000

1 - Includes $100,000 each year payable to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For 2017, the Company recorded $1,399,000 in other revenue and incurred $1,173,000 in advertising and marketing expense and $226,000 in depreciation related to the SMSC marketing payment. For 2016, the Company recorded $1,096,000 in other revenue and incurred $870,000 in advertising and marketing expense and $226,000 in depreciation related to the SMSC marketing payment. The excess of amounts received over revenue earned is reflected as deferred revenue, which is included in accounts payable on the consolidated balance sheets.

Under the CMA, the Company agreed for the term of the CMA that it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

13.	INSURANCE RECOVERIES

During 2014, the Company incurred damage to buildings from multiple severe storms at the Racetrack. During the year ended December 31, 2015, the Company recognized as a reduction in operating expenses a $495,000 insurance recoveries gain in the Consolidated Statements of Operations as “Gain on insurance recoveries”. For the year ended December 31, 2016, the Company received additional insurance proceeds of $592,000 and recognized as a reduction in operating expenses as insurance recoveries gain in the Consolidated Statements of Operations as “Gain on insurance recoveries”. The Company had also concluded an additional $873,000 of insurance reimbursement was to be received when roof repair work was completed. However, the Company was notified in 2017 that the costs of the repairs have exceeded the original contract price. Thus, the Company recognized an additional $141,000 “Gain on insurance recoveries” as a reduction in operating expenses in the 2017 Consolidated Statements of Operations. Because the claim has been accepted and confirmed by the insurance company, that total amount of $1.6 million has been recognized as a gain on insurance recovery receivable in accordance with U.S. GAAP. The storms did not cause any interruptions to the business or impact on the Company’s consolidated financial results of operations.

14.	LAND SALES AND PURCHASE

On October 6, 2015, the Company sold six acres of land adjacent to the Racetrack for $1,459,000 and recorded a gain of $660,000 on the Consolidated Statements of Operations – Gain on sale of land. Under the agreement with the buyer, the Company has the option to repurchase up to one acre within three years from closing date at the sale price of approximately $240,000 per acre. According to ASC 360-20-40-38 - Derecognition, the Company recorded the repurchase option acre as a deferred gain liability in the amount of $240,000 on the Consolidated Balance Sheets. Since the risks and rewards were not completely transferred to the buyer based on the repurchase option, the Company maintains the asset on our financials in the amount of $110,000. The Company believes any additional expenses associated with the option under the profit-sharing method will be immaterial because land is a non-depreciable asset.

On May 13, 2016, the Company completed the land sale and purchase transactions that were structured as a “deferred exchange using a qualified intermediary” pursuant to Internal Revenue Code (IRC) Section 1031 exchange (“1031 Exchange”) for income tax purposes. The Company sold approximately 24 acres of land adjacent to the Racetrack for $4.3 million (see note 15). As a result of the sale, the Company received approximately $1.1 million in cash and the remaining amount was a promissory note in the amount of $3.2 million. In addition, the Company purchased approximately 32 acres of land adjacent to the Racetrack with a total purchase price of $4.9 million, which has been completely paid as of December 31, 2017.

15.	NOTES RECEIVABLE

During May 2016, the Company sold approximately 24 acres of land adjacent to the Racetrack for a total consideration of approximately $4.3 million. Promissory notes receivable consist of two promissory notes totaling $3,191,000 bearing interest at the mid-term applicable federal rate, which equaled 1.43%. On May 31, 2017, the Company signed an amendment extending the maturity date of the notes to May 2020. The payments totaling $1,094,000 are due annually. The promissory notes are secured by the mortgage of approximately 24 acres and management believes no allowance for doubtful accounts is necessary. The following tables show future principal payments:

Year ended December 31,	Amount
2018	1,048,654
2019	1,063,651
2020	1,078,861
Total principal payments	3,191,166
Less: current portion	(1,048,654)
Long-term portion of principal payments	$2,142,512

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures:

The Company’s Chief Executive Officer, Randall D. Sampson, and Chief Financial Officer Robert M. Wolf, have reviewed the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon this review, these officers have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that the disclosure controls are also effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2017. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2017.

(c)	Changes in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended December 31, 2017, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not Applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Incorporated by Reference.

Information required under Item 401 (except as noted below), 405, 406, and 407 (c) (3), (d) (4), and (d) (5) of Regulation S-K to the extent applicable to the Company will be set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 2018 (the “Proxy Statement”), a definitive copy of which will be filed with the Commission within 120 days of the close of the 2017 fiscal year, which information is incorporated herein by reference. Information required under Item 402 of Regulation S-K regarding executive officers is presented under Item 1(c)(x) herein.

Code of Ethics

The Company has adopted a code of ethics applicable to all employees of and consultants to the Company. A copy of the Code of Conduct can be obtained free of charge upon written request directed to the Company’s Secretary at the executive offices of the Company.

Item 11.	EXECUTIVE COMPENSATION

Information required under Item 402 of Regulation S-K to the extent applicable to the Company will be set forth in the Company’s Proxy Statement, which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under Item 201(d) and 403 of Regulation S-K to the extent applicable to the Company will be set forth in the Company’s Proxy Statement, which information is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information, if any, required by Item 404 of Regulation S-K to the extent applicable to the Company will be set forth in the Company’s Proxy Statement which information is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of this Form 10-K and Item 9(e) of Schedule 14A will be set forth in a section entitled “The Company’s Auditors” in the Company’s 2017 Proxy Statement which information is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a).	The following Consolidated Financial Statements of Canterbury Park Holding Corporation and subsidiaries are included in Part II, Item 8 pages 31-50:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017 and 2016

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016

Notes to Consolidated Financial statements

(b).	Exhibits

Exhibit Table Reference	Title of Document

3   Articles of Incorporation and Bylaws:

3.1	Restated Articles of Incorporation, filed as Exhibit 3.1 to Form 8-K dated June 30, 2016 and incorporated herein by reference

3.2	Bylaws, filed as Exhibit 3.2 to Form 8-K dated June 30, 2016 and incorporated herein by reference

10   Material contracts and management compensation plans and arrangements:

10.1	Letter dated April 4, 1994 from the Minnesota Horsemen’s Benevolent and Protective Association, Inc. to Minnesota Racing Commission waiving 125 day racing minimum, Filed as Exhibit 10.7 to the SB-2 Registration Statement (File 33-81262C0) and incorporated herein by reference.

10.2*	Stock Option Plan, as amended, filed as Exhibit 10.5 to the Form 8-K dated June 7, 2017 and incorporated herein by reference.

* Denotes an exhibit that covers management contracts or compensatory plans or arrangements.

Exhibit Table Reference	Title of Document

10.3

General Credit and Security Agreement dated as of November 11, 2016 between Canterbury Park Holding Corporation and Bremer Bank N.A., filed as Exhibit 10.10 to 2017 Form 10-K and incorporated herein by reference

10.3.1

Amendment Agreement, dated as of September 30, 2017, amending November 11, 2016 General Credit and Security Agreement between Canterbury Park Holding Corporation and Bremer Bank N.A., is filed herewith

Filed herewith, in addition to items, if any, specifically identified above:

21	Jurisdiction of Incorporation or Organization

23.1	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney, Included in Signature Page

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated March 26, 2018 announcing 2017 Fourth Quarter and Year-End Results

(c).	No financial statement schedules are required by Item 8 and Item 15(c) of Form 10-K.

The exhibits referred to in this Exhibit will be supplied to a shareholder at a charge of $.25 per page upon written request directed to the Company’s Secretary at the executive offices of the Company.

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2018		CANTERBURY PARK HOLDING CORPORATION

	By	/s/ Randall D. Sampson
Randall D. Sampson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and the dates indicated have signed this report below.

Power of Attorney

Each person whose signature appears below constitutes and appoints CURTIS A. SAMPSON, DALE H. SCHENIAN and RANDALL D. SAMPSON as his or her true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any of all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/ Curtis A. Sampson	Chairman of the Board	March 27, 2018
Curtis A. Sampson

/s/ Dale H. Schenian	Vice Chairman; Director	March 27, 2018
Dale H. Schenian

/s/ Randall D. Sampson	Chief Executive Officer, President,	March 27, 2018
Randall D. Sampson	Treasurer, and Director

/s/ Burton F. Dahlberg	Director	March 27, 2018
Burton F. Dahlberg

/s/ Carin J. Offerman	Director	March 27, 2018
Carin J. Offerman

/s/ Robert M. Wolf	Chief Financial Officer* and Secretary	March 27, 2018
Robert M. Wolf

* Principal Accounting Officer

