Form 10-Q
period 2018-03-31
Canterbury Park Holding Corp
filed 2018-05-14
CIK 1672909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission File Number: 001-37858

CANTERBURY PARK HOLDING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	47-5349765
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

The Company had 4,461,542 shares of common stock, $.01 par value, outstanding as of May 1, 2018.

Canterbury Park Holding Corporation

PART 1 – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,909,686	$8,888,162
Restricted cash	3,328,907	3,137,391
Short-term investments	206,005	206,005
Accounts receivable, net of allowance of $19,250 for both periods	634,346	1,278,289
Current portion of notes receivable	1,048,654	1,048,654
Inventory	289,154	262,989
Prepaid expenses	598,963	588,634
Total current assets	16,015,715	15,410,124

LONG-TERM ASSETS
Deposits	22,500	22,500
Notes receivable - long term portion	2,142,512	2,142,512
Land, buildings and equipment, net of accumulated depreciation of $30,203,948 and $29,670,916, respectively	38,166,173	36,962,188
	$56,346,900	$54,537,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	3,547,209	2,854,305
Card Casino accruals	3,216,402	2,931,205
Accrued wages and payroll taxes	1,151,053	2,291,261
Cash dividend payable	311,499	265,113
Accrued property taxes	1,179,063	936,562
Deferred revenue	891,735	905,030
Payable to horsepersons	767,688	630,921
Income taxes payable	241,299	3,830
Total current liabilities	11,305,948	10,818,227

LONG-TERM LIABILITIES
Deferred income taxes	3,144,000	3,002,000
Total long-term liabilities	3,144,000	3,002,000
TOTAL LIABILITIES	14,449,948	13,820,227

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,449,987 and 4,414,492, respectively, shares issued and outstanding	44,500	44,145
Additional paid-in capital	20,366,587	19,865,273
Retained earnings	21,485,865	20,807,679
Total stockholders’ equity	41,896,952	40,717,097
	$56,346,900	$54,537,324

See notes to condensed consolidated financial statements

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
OPERATING REVENUES:
Pari-mutuel	$1,540,944	$1,505,937
Card Casino	8,276,981	7,704,471
Food and beverage	1,303,638	1,345,875
Other	1,098,383	886,788
Total Net Revenues	12,219,946	11,443,071

OPERATING EXPENSES:
Purse expense	1,244,886	1,132,423
Minnesota Breeders’ Fund	203,152	215,775
Other pari-mutuel expenses	278,522	271,888
Salaries and benefits	5,430,004	5,127,094
Cost of food and beverage and other sales	592,907	613,376
Depreciation	635,145	645,723
Utilities	317,861	280,906
Advertising and marketing	226,975	216,189
Professional and contracted services	860,293	861,534
Gain on insurance recoveries	(21,064)	-
Other operating expenses	1,094,512	1,216,354
Total Operating Expenses	10,863,193	10,581,262
INCOME FROM OPERATIONS	1,356,753	861,809
OTHER INCOME
Interest income	12,407	12,188
Other Income	12,407	12,188
INCOME BEFORE INCOME TAXES	1,369,160	873,997
INCOME TAX EXPENSE	(379,470)	(361,000)
NET INCOME	$989,690	$512,997

Basic earnings per share	$.22	$.12
Diluted earnings per share	$.22	$.12
Weighted Average Basic Shares Outstanding	4,439,652	4,342,610
Weighted Average Diluted Shares Outstanding	4,490,863	4,392,015
Cash dividends declared per share	$.07	$.05

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating Activities:
Net income	$989,690	$512,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	635,145	645,723
Stock-based compensation expense	103,221	91,069
Stock-based employee match contribution	116,326	106,601
Deferred income taxes	142,000	(79,000)
Loss on disposal of assets	-	12,813
Gain on insurance proceeds	(21,064)	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	665,007	(83,942)
Increase in inventory	(26,165)	(39,131)
Increase in prepaid expenses	(10,329)	(26,728)
Decrease in income taxes receivable	-	440,000
Increase (decrease) in accounts payable	79,734	(188,048)
(Decrease) increase in deferred revenue	(13,295)	1,741,204
Increase (decrease) in Card Casino accruals	285,197	(164,943)
Decrease in accrued wages and payroll taxes	(1,140,208)	(560,371)
Increase in accrued property taxes	242,501	233,019
Increase in income taxes payable	237,469	-
Increase in payable to horsepersons	136,767	465,369
Net cash provided by operating activities	2,421,996	3,106,632

Investing Activities:
Additions to buildings and equipment	(1,225,960)	(672,264)
Net cash used in investing activities	(1,225,960)	(672,264)

Financing Activities
Proceeds from issuance of common stock	282,117	148,724
Cash dividends to shareholders	(265,113)	(216,411)
Net cash provided by (used in) financing activities	17,004	(67,687)

Net increase in cash, cash equivalents, and restricted cash	1,213,040	2,366,681

Cash, cash equivalents, and restricted cash at beginning of period	12,025,553	8,288,820

Cash, cash equivalents, and restricted cash at end of period	$13,238,593	$10,655,501

See notes to condensed consolidated financial statements.

5

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	2018	2017
Schedule of non-cash investing and financing activities
Additions to buildings and equipment funded through accounts payable	$613,000	$215,000
Dividend declared	311,000	218,000

Supplemental disclosure of cash flow information:
Income taxes paid (overpayment), net of refunds	$326,000	$(244,000)

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	OVERVIEW AND BASIS OF PRESENTATION

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

Basis of Presentation and Preparation – The accompanying condensed consolidated financial statements include the accounts of the Company (Canterbury Park Holding Corporation and its subsidiaries Canterbury Park Entertainment, LLC; Canterbury Park Concession, Inc; and Canterbury Development, LLC). Intercompany accounts and transactions have been eliminated. The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2017, included in its Annual Report on Form 10-K (the “2017 Form 10-K”).

The condensed consolidated balance sheets and the related condensed consolidated statements of operations and the cash flows for the periods ended March 31, 2018 and 2017 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2018 and 2017 and for the periods then ended have been made.

Effective January 1, 2018, we adopted the requirements of Accounting Standards Update (“ASU”) No 2014-09, Revenue from Contracts with Customers and ASU No. 2016-18, Statement of Cash Flows, Restricted Cash as discussed in Note 2. All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standards.

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

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) – The Minnesota Pari-mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations) received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ association. Pursuant to an agreement with the MHBPA, the Company transferred into a trust account or paid directly to the MHBPA, $1,090,000 and $668,000 for the three months ended March 31, 2018 and 2017 respectively, related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company, and therefore these amounts are not recorded on the Company’s Consolidated Balance Sheet.

Reclassifications – Prior period financial statement amounts have been reclassified to conform to current period presentations. Certain amounts due to horsepersons have been reclassified on the December 31, 2017 Consolidated Balance Sheets to Payable to Horsepersons from Due to MHBPA. This reclassification has also been reflected on the Consolidated Statements of Cash Flows for the three months ended March 31, 2017. Additionally, workers compensation amounts have been reclassified from other operating expenses to salaries and benefits on the Consolidated Statement of Operations for the three months ended March 31, 2017.

2.	ACCOUNTING STANDARDS AND SIGNIFICANT ACCOUNTING POLICIES

Recently Adopted Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. As a result of the adoption of ASU 2016-18 on January 1, 2018, we began combining amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. See the table at the end of this note for the effects of the adoption of ASU 2016-18 on our condensed consolidated statement of cash flows for the three months ended March 31, 2017.

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers ("Topic 606"). Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition ("Topic 605"), and requires the recognition of revenue when promised goods or services are transferred to customers in an amount that reflects the considerations to which the entity expects to be entitled to in exchange for those goods or services. Collectively, we refer to Topic 606 as the "new standard."

We adopted the requirements of the new standard as of January 1, 2018, using the full retrospective method of the transition. Adoption of the new standard resulted in changes to our accounting policies for revenue recognition and promotional allowances as detailed below. We applied the new standard using a practical expedient where the consideration allocated to the remaining performance obligations or an explanation of when we expect to recognize that amount as revenue for all reporting periods presented before the date of the initial application is not disclosed.

The impact of adopting the new standard on our fiscal 2018 and fiscal 2017 revenues is not material and resulted in no cumulative effect adjustment on net income or cash flows. The primary impact of adopting the new standard is the removal of the promotional allowance line item on the consolidated statement of operations. The amounts previously included as promotional allowance will now be presented on a net basis within Pari-mutuel revenues.

We adjusted our condensed consolidated financial statements from amounts previously reported due to the adoption of ASU No. 2014-09 and ASU No. 2016-18. Select unaudited condensed consolidated statement of operations line items, which reflect the adoption of ASU No. 2014-09 are as follows:

	Three months ended March 31, 2017
	As previously reported	Adjustments	As Adjusted
OPERATING REVENUES:
Pari-mutuel	$1,531,864	$(25,927)	$1,505,937
Promotional allowances	(25,927)	25,927	-

Select unaudited condensed consolidated statement of cash flow line items, which reflects the adoption of ASU No. 2016-18 are as follows:

	Three months ended March 31, 2017
	As previously reported	Adjustments	As Adjusted
Net cash provided by operating activities	2,088,925	1,017,707	3,106,632
Net increase in cash, cash equivalents, and restricted cash	1,348,974	1,017,707	2,366,681
Cash, cash equivalents and restricted cash at beginning of period	6,298,807	1,990,013	8,288,820
Cash, cash equivalents and restricted cash at end of period	$7,647,781	$3,007,720	$10,655,501

Summary of Significant Accounting Policies

Except for the accounting policies for revenue recognition, promotional allowances, and restricted cash that were updated as a result of our recently adopted accounting pronouncements, there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 27, 2018, that have had a material impact on our condensed consolidated financial statements and related notes.

Revenue Recognition – The Company’s primary revenues with customers consist of Card Casino operations, pari-mutuel wagering on simulcast and live horse races, and food and beverage transactions. We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer
•	Identification of the performance obligations in the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligation in the contract
•	Recognition of revenue when, or as, we satisfy a performance obligation

The transaction price for a Card Casino contract is a set percentage of wagers and is recognized at the time that the wagering process is complete. The transaction price for pari-mutuel wagering is the commission received on a wager, exclusive of any track fees and is recognized upon occurrence of the live race that is presented for wagering and after that live race is made official by the respective state’s racing regulatory body. The transaction price for food and beverage contracts is the net amount collected from the customer for such goods. Food and beverage services have been determined to be separate, stand-alone performance obligations and the transaction price is recorded as revenue as the good is transferred to the customer when delivery is made.

Contracts for Card Casino operations and pari-mutuel wagering involve two performance obligations for those customers earning points under the Company’s loyalty program and a single performance obligation for customers who don’t participate in the program. The Company applies a practical expedient by accounting for its gaming contracts on a portfolio basis as these wagers have similar characteristics and the Company reasonably expects the effects on the financial statements of applying the revenue recognition guidance to the portfolio to not differ materially from that which would result if applying the guidance to an individual wagering contract. For purposes of allocating the transaction price in a wagering contract between the wagering performance obligation and the obligation associated with the loyalty points earned, the Company allocates an amount to the loyalty point contract liability based on the stand-alone selling price of the points earned, which is determined by the value of a point that can be redeemed for a cash voucher, food and beverage voucher, racing admission, valet parking, and racing forms. Based on past experience, the majority of customers redeem their points for cash vouchers. Therefore, there are no further performance obligations by the Company.

We have two general types of liabilities related to contracts with customers: (1) our MVP Loyalty Program and (2) outstanding chip liability. These are included in the line item card casino accruals on the consolidated balance sheet. We defer the full retail value of these complimentary reward items until the future revenue transaction occurs. We also do not estimate breakage revenue for outstanding chips. Therefore, we do not recognize any contract revenue associated with future performance obligations.

The Company offers certain promotional allowances at no charge to patrons who participate in its player rewards program. The retail value of these promotional items is included as a deduction from pari-mutuel revenues and no longer shown as a separate line item on the Company’s consolidated statements of operations.

We evaluate our on-track revenue, export revenue, and import revenue contracts in order to determine whether we are acting as the principal or as the agent when providing services, which we consider in determining if revenue should be reported gross or net. An entity is a principal if it controls the specified service before that service is transferred to a customer.

The revenue we recognize for on-track revenue and import revenue is the commission we are entitled to retain for providing a wagering service to our customers. For these arrangements, we are the principal as we control the wagering service; therefore, any charges, including simulcast fees, we incur for delivering the wagering service are presented as operating expenses.

For export revenue, our customer is the third party wagering site such as a race track, OTB, or advance deposit wagering provider. Therefore, the revenue we recognize for export revenue is the simulcast host fee we earn for exporting our racing signal to the third party wagering site.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires that lessees recognize assets and liabilities for leases with lease terms greater than 12 months in the statement of financial position and also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases.  The update is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within those fiscal years.  Early adoption is permitted.  We are currently analyzing the impact of this ASU and, at this time, we are unable to determine the impact on the new standard, if any, on our consolidated financial statements.

3.	STOCK-BASED COMPENSATION

Long Term Incentive Plan and Award of Deferred Stock

The Long Term Incentive Plan (the “LTI Plan”) authorizes the grant of Long Term Incentive Awards that provide an opportunity to Named Executive Officers (“NEOs”) and other Senior Executives to receive a payment in cash or shares of the Company’s common stock to the extent of achievement at the end of a period greater than one year (the “Performance Period”) as compared to Performance Goals established at the beginning of the Performance Period. Currently, there are three awards outstanding that are for three-year periods ending December 31, 2018, 2019, and 2020.

Board of Directors Stock Option and Restricted Stock Grants

The Company’s Stock Plan was amended to authorize annual grants of restricted stock or stock options, or both, to non-employee members of the Board of Directors at the time of the Company’s annual shareholders meeting as determined by the Board prior to each such meeting. Options granted under the Plan generally expire 10 years after the grant date. Restricted stock and deferred stock grants generally vest 100% one year after the date of the annual meeting at which they were granted, are subject to restrictions on resale for an additional year, and are subject to forfeiture if a board member terminates his or her board service prior to the shares vesting. The Board of Directors’ unvested restricted stock as of March 31, 2018 was 11,264 shares with a weighted average fair value per share of $10.65. There were no unvested stock options outstanding at March 31, 2018.

Deferred Stock Awards

Prior to January 1, 2016 the Company’s Board awarded deferred compensation to executive officers and key employees that were not performance-based, in the form of deferred stock awards under the Company’s Stock Plan. These deferred stock awards are subject to forfeiture if an employee terminates employment prior to the vesting. Generally, the awards vest ratably over a four-year period and compensation costs are recognized over the vesting period. Compensation costs are recorded in “Salaries and benefits” on the Condensed Consolidated Statements of Operations. There were no unvested deferred stock awards outstanding at March 31, 2018.

Stock-based compensation expense related to the LTI Plan, deferred stock awards and restricted stock awards are included on the Condensed Consolidated Statements of Operations and totaled $103,000 and $91,000 for the three months ended March 31, 2018 and 2017.

Employee Stock Option Grants

The Company has granted incentive stock options to employees pursuant to the Company’s Stock Plan with an exercise price equal to the market price on the date of grant. The options vest over a 42-month period and expire in 10 years.

A summary of stock option activity as of March 31, 2018 and changes during the three months ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Grant Date
Stock Options	Options	Price	Term	Fair Value

Outstanding at January 1, 2018	142,502	$8.19
Granted	-	-
Exercised	(22,000)	10.25
Expired/Forfeited	-	-
Outstanding at March 31, 2018	120,502	$7.81	1.6 Years	$941,142

Exercisable at March 31, 2018	120,502	$7.81	1.6 Years	$941,142

4.	NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Net income (numerator) amounts used for basic and diluted per share computations:	$989,690	$512,997

Weighted average shares (denominator) of common stock outstanding:
Basic	4,439,652	4,342,610
Plus dilutive effect of stock options	51,211	49,405
Diluted	4,490,863	4,392,015

Net income per common share:
Basic	$.22	$.12
Diluted	.22	.12

There were no out of-the-money options at March 31, 2018; thus, all outstanding options to purchase shares of common stock were included in the computation of diluted net income per share.

Options to purchase 30,000 shares of common stock at an average price of $12.33 per share were outstanding but not included in the computation of diluted net income per share for the three months ended March 31, 2017 because the exercise price of the options exceeded the market price of the Company’s common stock at March 31, 2017.

5.	PROMISSORY NOTES RECEIVABLE

In May 2016, the Company sold approximately 24 acres of land adjacent to the Racetrack for a total consideration of approximately $4.3 million. Promissory notes receivable consist of two promissory notes totaling $3,191,000 bearing interest at 1.43%. On May 31, 2017, the Company signed an amendment extending the maturity date of the notes to May 2020. Payments totaling $1,094,000 are due annually on May 13th until the notes mature. The promissory notes are secured by the mortgage on approximately 24 acres and management believes no allowance for doubtful accounts is necessary.

6.	GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with a financial institution, which provides a revolving credit line of up to $6,000,000, and expires September 30, 2018. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the three months ended March 31, 2018.

7.	OPERATING SEGMENTS

The Company has four reportable operating segments: horse racing, Card Casino, food and beverage, and development. The horse racing segment primarily represents simulcast and live horse racing operations. The Card Casino segment represents operations of Canterbury Park’s Card Casino, the food and beverage segment represents food and beverage operations provided during simulcast and live racing, in the Card Casino, and during special events. The development segment represents our real estate development operations. The Company’s reportable operating segments are strategic business units that offer different products and services. They are managed separately because the segments differ in the nature of the products and services provided as well as process to produce those products and services. The Minnesota Racing Commission regulates the horse racing and Card Casino segments.

Depreciation, interest and income taxes are allocated to the segments, but no allocation is made to the food and beverage segment for shared facilities. However, the food and beverage segment pays approximately 25% of gross revenues earned on live racing and special event days to the horse racing segment for use of the facilities.

The following tables represent a disaggregation of revenues from contracts with customers along with the Company’s operating segments (in 000’s):

	Three Months Ended March 31, 2018
	Horse Racing	Card Casino	Food and Beverage	Development	Total

Net revenues from external customers	$2,597	$8,277	$1,346	$-	$12,220

Intersegment revenues	109		319		428

Net interest income	1			11	12

Depreciation	589	5	41		635

Segment (loss) income before income tax taxes	(129)	1,531	(39)	(6)	1,357

Segment tax (benefit) expense	(32)	424	(11)	(2)	379

At March 31, 2018
Segment Assets	$42,533	$638	$21,841	$11,525	$76,537

	Three Months Ended March 31, 2017
	Horse Racing	Card Casino	Food and Beverage	Development	Total

Net revenues from external customers	$2,363	$7,705	$1,375	$-	$11,443

Intersegment revenues	123	-	356	-	479

Net interest income	12	-	-	-	12

Depreciation	493	106	47	-	646

Segment (loss) income before income tax taxes	(442)	1,297	196	-	1,051

Segment tax (benefit) expense	(252)	533	81	-	361

At December 31, 2017
Segment Assets	$41,077	$642	$21,583	$11,436	$74,738

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Three Months Ended March 31,
	2018	2017
Revenues
Total net revenues for reportable segments	$12,648	$11,922
Elimination of intersegment revenues	(428)	(479)
Total consolidated net revenues	$12,220	$11,443

Income before income taxes
Total segment income before income taxes	$1,357	$1,051
Elimination of intersegment loss (income) before income taxes	12	(177)
Total consolidated income before income taxes	$1,369	$874

	At March 31,	At December 31,
	2018	2017
Assets
Total assets for reportable segments	$76,537	$74,738
Elimination of intercompany receivables	(20,190)	(20,203)
Total consolidated assets	$56,347	$54,535

8.	COMMITMENTS AND CONTINGENCIES

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

The Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”), which became effective June 4, 2012 and was amended in each of January 2015, 2016, 2017, and 2018, and will expire on December 31, 2022. The CMA contains certain covenants which, if breached, would trigger an obligation to repay a specified amount related to such covenant. At this time, management believes that the likelihood that the breach of a covenant will occur and that the Company will be required to pay the specified amount related to such covenant is remote.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at March 31, 2018 and as of the date of this report will not have a material impact on the Company’s consolidated financial positions or results of operations.

9.	COOPERATIVE MARKETING AGREEMENT

As discussed in Note 8, on June 4, 2012, the Company entered into the CMA with the SMSC. The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s thoroughbred and quarter horse industry. Under the CMA, as amended, this is achieved through “Purse Enhancement Payments to Horsemen” paid directly to the MHBPA. These payments have no direct impact on the Company’s consolidated financial statements or operations.

Under the terms of the CMA, as amended, the SMSC paid the horsemen $7.4 million and $7.2 million in the first three months of 2018 and 2017, respectively, primarily for purse enhancements for the live race meets in the respective years.

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events. The Company did not receive a marketing payment during the 2018 first quarter but expects to receive $1,620,000 in the 2018 second quarter. Under the CMA, the SMSC paid the Company $1,581,000 for marketing purposes during the three months ended March 31, 2017.

In each of January 2015, 2016, and 2017 the CMA was amended to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.” SMSC is currently obligated to make the following purse enhancement and marketing payments for 2019 through 2022:

Year	Purse Enhancement Payments to Horsemen	1	Marketing Payments to Canterbury Park
2019	$7,380,000		$1,620,000
2020	7,380,000		1,620,000
2021	7,380,000		1,620,000
2022	7,380,000		1,620,000

1 Includes $100,000 each year payable to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the three months ended March 31, 2018, the Company recorded $106,000 in other revenue and incurred $49,000 in advertising and marketing expense and $57,000 in depreciation related to the SMSC marketing funds. For the three months ended March 31, 2017, the Company recorded $156,000 in other revenue and incurred $99,000 in advertising and marketing expense and $57,000 in depreciation related to the SMSC marketing payment.

Under the CMA, the Company agreed for the term of the CMA, which is currently scheduled to terminate on December 31, 2022, that it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

10.	INCOME TAXES

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which requires companies to recognize additional tax benefits or expenses related to the vesting or settlement of employee share based awards as income tax expense or benefit in the income statement in the reporting period in which they occur. In addition, ASU 2016-09 requires that all tax related cash flows resulting from share-based payments, including the excess tax benefits related to settlement of stock-based awards, be classified as cash flows from operating activities in the statement of cash flows. The Company adopted this ASU at March 31, 2017. The adoption of ASU 2016-09 required no retrospective adjustments to the financial statements. In addition there was no material cumulative-effect adjustment to retained earnings. Upon adoption, the Company is required to recognize all excess tax benefits in the statement of earnings.

11.	SUBSEQUENT EVENTS

On April 2, 2018, the Company’s subsidiary Canterbury Development LLC, entered into an Operating Agreement (“Operating Agreement”) with an affiliate of Doran Companies (“Doran”), a national commercial and residential real estate developer, as the two members of a Minnesota limited liability company named Doran Canterbury I, LLC. The Operating Agreement has a stated effective date of March 1, 2018.

Doran Canterbury I, LLC was formed as part of a joint venture between Doran and Canterbury Development LLC to construct a luxury apartment complex on land adjacent to the Company’s Racetrack (the “Project”). Doran Canterbury I, LLC will pursue development of Phase I of the Project, which will include approximately 300 units, a heated parking ramp, and a clubhouse. Under the Operating Agreement, Doran will lead the development, design and construction of the Phase I apartment complex, provide property management and leasing services, and be responsible for the day-to-day operations of the Project. Further information about the Operating Agreement and Project is presented under Item 1.01 of the Company’s Form 8-K dated April 2, 2018 and filed with the Commission on April 6, 2018.

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

Operations Review for the Three Months Ended March 31, 2018:

EBITDA

EBITDA represents earnings before interest, income tax expense, and depreciation and amortization. EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance or cash flows from operating activities as a measure of liquidity. EBITDA is presented as a supplemental disclosure because it is a widely used measure of performance and a basis for valuation of companies in our industry. Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do. Adjusted EBITDA reflects additional adjustments to net income to eliminate unusual items. For the three months ended March 31, 2018, adjusted EBITDA excluded the gain on insurance recoveries.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and to adjusted EBITDA (defined above) which are non-GAAP financial measures, for the three months ended March 31, 2018 and 2017:

Summary of EBITDA Data

	Three Months Ended March 31,
	2018	2017
NET INCOME	$989,690	$512,997
Interest income	(12,407)	(12,188)
Income tax expense	379,470	361,000
Depreciation	635,145	645,723
EBITDA	1,991,898	1,507,532
Gain on insurance recoveries	(21,064)	-
Adjusted EBITDA	$1,970,834	$1,507,532

Adjusted EBITDA increased $463,000 or 30.7% and increased as a percentage of net revenues to 16.1% from 13.2% for the three months ended March 31, 2018 as compared to the same period in 2017. The increase for the three months ended March 31, 2018 is primarily due to the increase in revenues compared to the same period in 2017.

Revenues:

Total net revenues for the three months ended March 31, 2018 were $12,220,000, an increase of $777,000, or 6.8%, compared to total net revenues of $11,443,000 for the three months ended March 31, 2017. This increase primarily consists of increases in other, card casino and pari-mutuel revenue of 23.9%, 7.4% and 2.3%, respectively, partially offset by a decrease in food and beverage revenue of 3.1%. See below for a further discussion of our sources of revenues.

Pari-Mutuel Revenue:

	Three Months Ended March 31,
	2018	2017

Simulcast	$1,272,000	$1,246,000
Other Revenue	268,000	260,000
Total Pari-Mutuel Revenue	$1,540,000	$1,506,000

Total pari-mutuel revenue increased $34,000, or 2.3%, for the three months ended March 31, 2018, compared to the same period in 2017. Simulcast revenue increased $27,000 primarily due to a change in the racing calendar as a major racing day was included in the first quarter of 2018 and included in the second quarter of 2017.

Card Casino Revenue:

	Three Months Ended March 31,
	2018	2017
Poker Games	$2,178,000	$2,335,000
Table Games	5,356,000	4,707,000
Total Collection Revenue	7,534,000	7,042,000
Other Revenue	743,000	663,000
Total Card Casino Revenue	$8,277,000	$7,705,000

The primary source of Card Casino revenue is a percentage of the wagers received from players as compensation for providing the Card Casino facility and services, which is referred to as “collection revenue.” Other Revenue presented above includes fees collected for the administration of tournaments and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds.

As indicated in the table above, total Card Casino revenue increased $572,000, or 7.4%, for the three months ended March 31, 2018 compared to the same period in 2017. The increase is a result of increased play on table games. In management’s judgement, increased play is attributable to expanded promotional efforts and players wagering more due to a strong economy. Also, higher jackpots on specific games contributed to increased play.

Food and Beverage Revenue:

Food and beverage revenue decreased $42,000, or 3.1%, for the three months ended March 31, 2018 compared to the same period in 2017. The decrease is attributable to a decline in attendance at several special events held by the Company in the first quarter compared to attendance in 2017.

Other Revenue:

Other revenue increased $212,000, or 23.9%, for the three months ended March 31, 2018 compared to the same period in 2017. The increase is primarily due to a short-term customer rental agreement in the first quarter of 2018, related to the Super Bowl held in Minneapolis. A portion of the revenues are reimbursed costs based on the terms of the contract. These costs are included as an expense in our Consolidated Statement of Operations.

Operating Expenses:

Total operating expenses increased $282,000, or 2.7%, for the three months ended March 31, 2018 compared to the same period in 2017. The following paragraphs provide further detail regarding certain operating expenses.

Purse expense increased $113,000, or 10.0%, for the three months ended March 31, 2018 compared to the same period in 2017. The increase is primarily due to increased payments into the purse fund because of greater Card Casino and ADW source market fee revenues.

Salaries and benefits increased $303,000, or 5.9%, for the three months ended March 31, 2018 compared to the same period in 2017. The increase is partially due to the State of Minnesota mandated increase of $0.15 in the minimum wage effective January 1, 2018. Additionally, two executive positions were open and unfilled during the majority of the 2017 first quarter.

Utilities expense increased $37,000, or 13.2%, for the three months ended March 31, 2018, compared to the same period in 2017. The increase is primarily due to increased electricity, water and sewer rates.

Other operating expenses decreased $122,000, or 10.0%, for the three months ended March 31, 2018, compared to the same period in 2017. This decrease is primarily due to a decrease in real estate tax expense as the Company is capitalizing all real estate taxes payable in Canterbury Development LLC, a subsidiary of the Company, while Canterbury Development LLC completes activities necessary to prepare the property for its intended use.

Net income for the three months ended March 31, 2018 and 2017 was $990,000 and $513,000, respectively.

Contingencies:

The Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community which became effective on June 4, 2012, and was amended in January 2015, 2016, 2017 and 2018, and will expire December 31, 2022. The CMA contains specific covenants that, if breached, would trigger an obligation to repay a specified amount related to these covenants. At this time, management believes that the likelihood that the breach of a covenant would occur and that the Company would be required to pay the specified amount related to a covenant is remote.

The Company continues to analyze the feasibility of various options related to the development of our underutilized land. The Company may incur substantial costs during the feasibility and predevelopment process, but the Company believes available funds are sufficient to cover the near-term costs. See Liquidity and Capital Resources for more information on liquidity and capital resource requirements.

Liquidity and Capital Resources:

Net cash provided by operating activities for the three months ended March 31, 2018 was $2,422,000 primarily from net income of $990,000, depreciation of $635,000, and stock-based compensation and 401(k) match totaling $220,000. The Company also experienced an increase in card casino accruals and accrued property taxes of $285,000 and $243,000, respectively, as well as a decrease in accounts receivable of $665,000. This was partially offset by a decrease in accrued wages and payroll taxes of $1,140,000.

Net cash provided by operating activities for the three months ended March 31, 2017 was $3,107,000 primarily from net income of $513,000, depreciation of $645,000, and stock-based compensation and match of $198,000. The Company also experienced an increase in accounts payable and deferred revenue of $1,553,000 and amounts payable to horsepersons of $465,000. This was partially offset by a decrease in accrued wages and payroll taxes totaling $560,000.

Net cash used in investing activities for the first three months of 2018 and 2017 was $1,226,000 and $672,000, respectively, primarily for building remodel projects.

Net cash provided by financing activities during the first three months of 2018 was $17,000, as a result of proceeds from purchases of stock through the Employee Stock Purchase Plan and the exercise of stock options, offset by the payment of cash dividends to shareholders. Net cash used in financing activities during the first three months of 2017 was $68,000, relating to cash dividends paid to shareholders, partially offset by proceeds from purchases of stock through the Employee Stock Purchase Plan and the exercise of stock options.

The Company has a general credit and security agreement with a financial institution, which provides a revolving credit line of up to $6,000,000. This agreement was amended on September 30, 2017 to extend the maturity date to September 30, 2018. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. As of March 31, 2018, there were no borrowings under this agreement

The Company’s cash and cash equivalent balance at March 31, 2018 was $9.9 million compared to $8.9 million at December 31, 2017. The Company believes that unrestricted funds available in its cash accounts, amounts available under its revolving line of credit, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements for regular operations, as well as predevelopment expenses during 2018. However, if the Company engages in any significant real estate development, additional financing would more than likely be required.

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

Our significant accounting policies are included in Note 1 to our consolidated financial statements in our 2017 Annual Report on Form 10-K. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Property and Equipment - We have significant capital invested in our property and equipment, which represents 68.7% of our total assets at March 31, 2018. We use our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows. If the sum of the related expected future net cash flows is less than the carrying value, management would determine how much of an impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. We have determined that no impairment of these assets exists at March 31, 2018.

Stock-Based Compensation – Accounting guidance requires measurement of services provided in exchange for a share-based payment based on the grant date fair market value. We use our judgment in determining the assumptions used to determine the fair value of equity instruments granted using a Black-Scholes model. The Company also grants Long Term Incentive Awards under the Long Term Incentive Plan (the “LTI Plan”) under which Company executive officers and other senior executives have the opportunity to receive a payout of shares of the Company’s common stock at the end of a three-year period. Management must make a number of assumptions to estimate future results to determine the compensation expense of the LTI Plan.

Commitments and Contractual Obligations:

The Company entered into the CMA with the SMSC on June 4, 2012, that was amended in January 2015, 2016, 2017, and 2018 and expires December 31, 2022. See “Cooperative Marketing Agreement” below.

Legislation:

Minimum Wage Legislation

Minnesota legislation enacted into law in 2014 increased the minimum wage that must be paid to most company employees from $7.25 to $8.00 on August 1, 2014, from $8.00 to $9.00 per hour on August 1, 2015, and from $9.00 to $9.50 per hour on August 1, 2016. Starting January 1, 2018, the minimum wage will increase at the beginning of each year by the rate of inflation with a maximum increase of up to 2.5% per year. The minimum wage for 2018 is $9.65 per hour. Prior to August 1, 2014, the Company employed a large number of individuals who received an hourly wage equal to or slightly above $7.25 per hour. As a result, this legislation had an adverse financial impact on us in 2014 through 2017 and will continue to have an adverse impact on us. We have implemented measures to partially mitigate the impact of this increase by raising our prices and reducing our employee count. These measures could themselves have an adverse effect because either higher prices or diminished service levels may discourage customers from visiting the Racetrack.

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

Under the terms of the CMA, as amended, the SMSC paid the horsemen $7.4 million and $7.2 million in the first three months of 2018 and 2017, respectively, primarily for purse enhancements for the live race meets in the respective years.

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events. The Company did not receive a marketing payment during the 2018 first quarter, but expects to receive $1,620,000 in the 2018 second quarter. Under the CMA, the SMSC paid the Company $1,581,000 for marketing purposes during the three months ended March 31, 2017.

In each of January 2015, 2016, and 2017 the CMA was amended to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.” SMSC is currently obligated to make the following purse enhancement and marketing payments for 2019 through 2022:

Year	Purse Enhancement Payments to Horsemen	1	Marketing Payments to Canterbury Park
2019	$7,380,000		$1,620,000
2020	7,380,000		1,620,000
2021	7,380,000		1,620,000
2022	7,380,000		1,620,000

1 Includes $100,000 each year payable to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the three months ended March 31, 2018, the Company recorded $106,000 in other revenue and incurred $49,000 in advertising and marketing expense and $57,000 in depreciation related to the SMSC marketing funds. For the three months ended March 31, 2017, the Company recorded $156,000 in other revenue and incurred $99,000 in advertising and marketing expense and $57,000 in depreciation related to the SMSC marketing payment.

Under the CMA, the Company has agreed for the 10-year term of the CMA expiring December 31, 2022 that it will not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

Forward-Looking Statements:

From time-to-time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, we may make forward-looking statements concerning possible or anticipated future financial performance, prospective business activities or plans which are typically preceded by words such as “believes,” “expects,” “anticipates,” “intends” or similar expressions. For such forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that such forward-looking statements are subject to risks and uncertainties which could affect our actual results and cause actual results to differ materially from those indicated in the forward-looking statements. These risks and uncertainties include, but are not limited to: material fluctuations in attendance at the Racetrack; decline in interest in wagering on horse races at the Racetrack, at other tracks, or on unbanked card games offered at the Card Casino; competition from other venues offering unbanked card games or other forms of wagering; greater than anticipated expenses or a lower than anticipated return on the development of our underutilized land, including our joint venture to develop a luxury apartment complex; competition from other sports and entertainment options; increases in compensation and employee benefit costs; increases in the percentage of revenues allocated for purse fund payments; higher than expected expenses related to new marketing initiatives; the impact of wagering products and technologies introduced by competitors; legislative and regulatory decisions and changes; the general health of the gaming sector; and other factors that are beyond our ability to control or predict.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.		Legal Proceedings

Not Applicable.

Item 1A.		Risk Factors

There have been no material changes to the Risk Factors reported under Item 1A in the Form 10-K for the year ended December 31, 2017, and the risk factors presented therein are incorporated by reference herein.

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	Not Applicable.
	(b)	Not Applicable.

	(c)	On December 17, 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 12b-18 in open market transactions, block purchases of privately negotiated transactions (the “2008 Stock Repurchase Plan”). From its adoption until August 13, 2012, the Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and, on such date, authorized the repurchase of an additional 100,000 shares of the Company’s common stock. The Company did not repurchase any shares during the first quarter of 2018. The maximum number of shares that may yet be purchased under the above authorizations is 128,781 as of March 31, 2018.

Item 3.		Defaults upon Senior Securities

Not Applicable.

Item 4.		Mine Safety Disclosures

Not Applicable.

Item 5.		Other Information

Not Applicable.

Item 6.		Exhibits

10.1	*** Operating Agreement of Doran Canterbury I, LLC effective as of March 1, 2018 by and among Doran Shakopee LLC, Canterbury Development LLC, and Doran Canterbury I, LLC.

11	Statement re computation of per share earnings – See Net Income Per Share under Note 3 of Notes to Consolidated Financial Statements under Part 1, Item 1, which is incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1	Press Release dated May 14, 2018 announcing 2018 First Quarter Results.

101

The following financial information from Canterbury Park Holding Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, formatted in eXtensible Business Reporting Language XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2018 and March 31, 2017, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2018 and March 31, 2017, and (iv) Notes to Financial Statements.

***Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, certain information has been deleted from this exhibit, as filed, and separately filed with the SEC subject to a confidential treatment request on the basis that disclosure of this information would cause the Company competitive harm and is not necessary for the protection of investors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: May 14, 2018	/s/ Randall D. Sampson

Randall D. Sampson,
President and Chief Executive Officer

Dated: May 14, 2018	/s/ Robert M. Wolf

Robert M. Wolf,
Chief Financial Officer

