Form 10-Q
period 2018-06-30
Canterbury Park Holding Corp
filed 2018-08-14
CIK 1672909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

TERLY PERIOD ENDED SEPTEMBER 30, 2012.
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission File Number:  001-37858

CANTERBURY PARK HOLDING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	47-5349765
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

YES☐NO☒

 The Company had 4,496,275 shares of common stock, $.01 par value, outstanding as of August 1, 2018.

Canterbury Park Holding Corporation

PART 1 – FINANCIAL INFORMATION

 CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,481,746	$8,888,162
Restricted cash	7,541,504	3,137,391
Short-term investments	206,210	206,005
Accounts receivable, net of allowance of $19,250 for both periods	760,223	1,278,289
Current portion of notes receivable	1,048,654	1,048,654
Inventory	414,807	262,989
Prepaid expenses	253,894	588,634
Income taxes receivable	196,537	-
Total current assets	23,903,575	15,410,124

LONG-TERM ASSETS
Deposits	22,500	22,500
Notes receivable - long term portion	1,096,409	2,142,512
Land, buildings and equipment, net of accumulated depreciation of $29,971,794 and $29,670,916, respectively	38,651,312	36,962,188
	$63,673,796	$54,537,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	4,268,924	2,854,305
Card Casino accruals	2,579,666	2,931,205
Accrued wages and payroll taxes	2,154,017	2,291,261
Cash dividend payable	314,054	265,113
Accrued property taxes	972,561	936,562
Deferred revenue	2,105,738	905,030
Payable to horsepersons	5,314,177	630,921
Income taxes payable	-	3,830
Total current liabilities	17,709,137	10,818,227

LONG-TERM LIABILITIES
Deferred income taxes	3,206,000	3,002,000
Total long-term liabilities	3,206,000	3,002,000
TOTAL LIABILITIES	20,915,137	13,820,227

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,482,567 and 4,414,492, respectively, shares issued and outstanding	44,826	44,145
Additional paid-in capital	20,816,671	19,865,273
Retained earnings	21,897,162	20,807,679
Total stockholders’ equity	42,758,659	40,717,097
	$63,673,796	$54,537,324

 See notes to condensed consolidated financial statements

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
OPERATING REVENUES:
Pari-mutuel	$3,504,767	$3,454,737	$5,045,711	$4,960,674
Card Casino	8,480,489	8,112,734	16,757,470	15,817,205
Food and beverage	2,400,713	2,364,686	3,704,351	3,710,561
Other	2,126,755	1,914,318	3,225,140	2,801,106
Total Net Revenues	16,512,724	15,846,475	28,732,672	27,289,546

OPERATING EXPENSES:
Purse expense	2,102,873	2,004,688	3,347,759	3,137,111
Minnesota Breeders’ Fund	301,409	304,396	504,561	520,171
Other pari-mutuel expenses	484,754	452,583	763,276	724,471
Salaries and benefits	6,766,422	6,290,356	12,196,426	11,417,449
Cost of food and beverage and other sales	1,096,623	1,096,002	1,689,530	1,709,378
Depreciation	601,080	577,275	1,236,225	1,222,998
Utilities	382,365	337,857	700,226	618,763
Advertising and marketing	1,012,244	917,188	1,239,219	1,185,062
Professional and contracted services	1,159,925	1,152,893	2,020,218	2,014,427
Loss on disposal of assets	99,934	-	99,934	-
Gain on insurance recoveries	-	-	(21,064)	-
Other operating expenses	1,505,629	1,522,079	2,600,141	2,686,749
Total Operating Expenses	15,513,258	14,655,317	26,376,451	25,236,579
INCOME FROM OPERATIONS	999,466	1,191,158	2,356,221	2,052,967
OTHER INCOME
Interest income, net	5,048	11,415	17,455	23,603
Net Other Income	5,048	11,415	17,455	23,603
INCOME BEFORE INCOME TAXES	1,004,514	1,202,573	2,373,676	2,076,570
INCOME TAX EXPENSE	(279,163)	(486,000)	(658,633)	(847,000)
NET INCOME	$725,351	$716,573	$1,715,043	$1,229,570

Basic earnings per share	$.16	$.16	$.39	$.28
Diluted earnings per share	$.16	$.16	$.38	$.28
Weighted Average Basic Shares Outstanding	4,466,966	4,372,333	4,453,309	4,357,472
Weighted Average Diluted Shares Outstanding	4,515,648	4,395,009	4,502,397	4,378,481
Cash dividends declared per share	$.07	$.06	$.14	$.11

 See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating Activities:
Net income	$1,715,043	$1,229,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,236,225	1,222,998
Stock-based compensation expense	203,866	192,135
Stock-based employee match contribution	276,953	240,597
Deferred income taxes	204,000	64,000
Loss on disposal of assets	99,934	1,998
Gain on insurance proceeds	(21,064)	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	539,130	(393,993)
Increase in inventory	(151,818)	(175,646)
Decrease in prepaid expenses	334,740	180,858
(Increase) decrease in income taxes receivable	(196,537)	528,000
Increase in accounts payable	1,261,658	1,254,158
Increase in deferred revenue	1,200,708	1,282,893
Decrease in Card Casino accruals	(351,539)	(82,965)
(Decrease) increase in accrued wages and payroll taxes	(137,244)	400,135
Increase (decrease) in accrued property taxes	35,999	(68,022)
Decrease in income taxes payable	(3,830)	-
Increase in payable to horsepersons	4,683,256	3,927,247
Net cash provided by operating activities	10,929,480	9,803,963

Investing Activities:
Additions to buildings and equipment	(2,872,322)	(2,732,105)
Decrease in notes receivable	1,046,103	-
Purchase of investments	(205)	(295)
Net cash used in investing activities	(1,826,424)	(2,732,400)

Financing Activities
Proceeds from issuance of common stock	471,163	149,803
Cash dividends to shareholders	(576,522)	(434,483)
Net cash used in financing activities	(105,359)	(284,680)

Net increase in cash, cash equivalents, and restricted cash	8,997,697	6,786,883

Cash, cash equivalents, and restricted cash at beginning of period	12,025,553	8,288,820

Cash, cash equivalents, and restricted cash at end of period	$21,023,250	$15,075,703

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	2018	2017
Schedule of non-cash investing and financing activities
Additions to buildings and equipment funded through accounts payable	$153,000	$51,000
Dividend declared	314,000	481,000

Supplemental disclosure of cash flow information:
Income taxes paid	$1,067,000	$485,000

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

The condensed consolidated balance sheets and the related condensed consolidated statements of operations and the cash flows for the periods ended June  30, 2018 and 2017 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, and cash flows at June  30, 2018 and 2017 and for the periods then ended have been made.

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

Payable to Horsepersons - The Minnesota Pari-mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations) received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ association. Pursuant to an agreement with the MHBPA, the Company transferred into a trust account or paid directly to the MHBPA, $2,678,000 and $2,213,000 for the six months ended June 30, 2018 and 2017, respectively, related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company, and therefore these amounts are not recorded on the Company’s Consolidated Balance Sheet.

Reclassifications – Prior period financial statement amounts have been reclassified to conform to current period presentations. Certain amounts due to horsepersons have been reclassified on the December 31, 2017 Consolidated Balance Sheets to Payable to Horsepersons from Due to MHBPA. This reclassification has also been reflected on the Consolidated Statements of Cash Flows for the six months ended June 30, 2017. Workers compensation amounts have been reclassified from other operating expenses to salaries and benefits on the Consolidated Statement of Operations for the three and six months ended June 30, 2017. Additionally, amounts related to RiverSouth have been reclassified from other operating expenses to advertising and marketing for the three and six months ended June 30, 2017.

2.   ACCOUNTING STANDARDS AND SIGNIFICANT ACCOUNTING POLICIES

       Recently Adopted Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. As a result of the adoption of ASU 2016-18 on January 1, 2018, we began combining amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the condensed consolidated statement of cash flows. See the table at the end of this note for the effects of the adoption of ASU 2016-18 on our condensed consolidated statement of cash flows for the six months ended June  30, 2017.

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

We adopted the requirements of the new standard as of January 1, 2018, using the full retrospective method.  Adoption of the new standard resulted in changes to our accounting policies for revenue recognition and promotional allowances as detailed below. We applied the new standard using a practical expedient where the consideration allocated to the remaining performance obligations or an explanation of when we expect to recognize that amount as revenue for all reporting periods presented before the date of the initial application is not disclosed.

The impact of adopting the new standard on our fiscal 2018 and fiscal 2017 revenues is not material and resulted in no cumulative effect adjustment on net income or cash flows. The primary impact of adopting the new standard is the removal of the promotional allowance line item on the condensed consolidated statement of operations. The amounts previously included as promotional allowance will now be presented on a net basis within Pari-mutuel revenues.

We adjusted our condensed consolidated financial statements from amounts previously reported due to the adoption of ASU No. 2014-09 and ASU No. 2016-18. Select unaudited condensed consolidated statement of operations line items, which reflect the adoption of ASU No. 2014-09 are as follows:

	Three months ended June 30, 2017
	As previously reported	Adjustments	As Adjusted
OPERATING REVENUES:
Pari-mutuel	$ 3,503,897	$ (49,160)	$ 3,454,737
Promotional allowances	(49,160)	(49,160)	-

	Six months ended June 30, 2017
	As previously reported	Adjustments	As Adjusted
OPERATING REVENUES:
Pari-mutuel	$ 5,035,761	$ (75,087)	$ 4,960,674
Promotional allowances	(75,087)	(75,087)	-

Select unaudited condensed consolidated statement of cash flow line items, which reflects the adoption of ASU No. 2016-18 are as follows:

	Six months ended June 30, 2017
	As previously reported	Adjustments	As Adjusted
Net cash provided by operating activities	5,494,800	4,309,163	9,803,963
Net increase in cash and cash equivalents	2,477,720	4,309,163	6,786,883
Cash, cash equivalents and restricted cash at beginning of period	6,298,807	1,990,013	8,288,820
Cash, cash equivalents and restricted cash at end of period	$ 8,776,527	$ 6,299,176	$ 15,075,703

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

Contracts for Card Casino operations and pari-mutuel wagering involve two performance obligations for those customers earning points under the Company’s loyalty program and a single performance obligation for customers who don’t participate in the program. The Company applies a practical expedient by accounting for its gaming contracts on a portfolio basis as these wagers have similar characteristics and the Company reasonably expects the effects on the financial statements of applying the revenue recognition guidance to the portfolio to not differ materially from that which would result if applying the guidance to an individual wagering contract. For purposes of allocating the transaction price in a wagering contract between the wagering performance obligation and the obligation associated with the loyalty points earned, the Company allocates an amount to the loyalty point contract liability based on the stand-alone selling price of the points earned, which is determined by the value of a point that can be redeemed for a cash voucher, food and beverage voucher, racing admission, valet parking, or racing forms. Based on past experience, the majority of customers redeem their points for cash vouchers. Therefore, there are no further performance obligations by the Company.

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

The Company offers certain promotional allowances at no charge to patrons who participate in its player rewards program. The retail value of these promotional items is included as a deduction from pari-mutuel revenues and no longer shown as a separate line item on the Company’s condensed consolidated statements of operations.

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

Board of Directors Stock Option, Deferred Stock Awards, and Restricted Stock Grants

The Company’s Stock Plan was amended to authorize annual grants of restricted stock, deferred stock, stock options, or any combination of the three, to non-employee members of the Board of Directors at the time of the Company’s annual shareholders’ meeting as determined by the Board prior to each such meeting.  Options granted under the Plan generally expire 10 years after the grant date. Restricted stock and deferred stock grants generally vest 100% one year after the date of the annual meeting at which they were granted, are subject to restrictions on resale for an additional year, and are subject to forfeiture if a board member terminates his or her board service prior to the shares vesting. The Board of Directors’ unvested deferred stock awards as of June 30, 2018 consisted of 7,456 shares with a weighted average fair value per share of $16.10.  There were no unvested restricted stock or stock options outstanding at June 30, 2018.

Employee Deferred Stock Awards

Prior to January 1, 2016 the Company’s Board awarded deferred compensation to executive officers and key employees, that were not performance-based, in the form of deferred stock awards under the Company’s Stock Plan. These deferred stock awards are subject to forfeiture if an employee terminates employment prior to the vesting. Generally, the awards vest ratably over a four-year period and compensation costs are recognized over the vesting period. Compensation costs are recorded in “Salaries and benefits” on the Condensed Consolidated Statements of Operations. There were no unvested deferred stock awards outstanding at June 30, 2018.

Stock-based compensation expense related to the LTI Plan, deferred stock awards and restricted stock awards is included on the Condensed Consolidated Statements of Operations and totaled $204,000 and $192,000 for the six months ended June 30, 2018 and 2017.

Employee Stock Option Grants

The Company has granted incentive stock options to employees pursuant to the Company’s Stock Plan with an exercise price equal to the market price on the date of grant.  The options vest over a 42-month period and expire in 10 years.

A summary of stock option activity as of June 30, 2018 and changes during the six months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Grant Date
Stock Options	Options	Price	Term	Fair Value

Outstanding at January 1, 2018	142,502	$8.19
Granted	-	-
Exercised	(44,525)	8.90
Expired/Forfeited	-	-
Outstanding at June 30, 2018	97,977	$7.86	1.4 Years	$770,295

Exercisable at June 30, 2018	97,977	$7.86	1.4 Years	$770,295

4.   NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations  for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (numerator) amounts used for basic and diluted per share computations:	$725,351	$716,573	$1,715,043	$1,229,570

Weighted average shares (denominator) of common stock outstanding:
Basic	4,466,966	4,372,333	4,453,309	4,357,472
Plus dilutive effect of stock options	48,682	22,676	49,088	21,009
Diluted	4,515,648	4,395,009	4,502,397	4,378,481

Net income per common share:
Basic	$.16	$.16	$.39	$.28
Diluted	.16	.16	.38	.28

There were no out of-the-money options at June 30, 2018; thus, all outstanding options to purchase shares of common stock were included in the computation of diluted net income per share.

Options to purchase 30,000 shares of common stock at an average price of $12.33 per share were outstanding but not included in the computation of diluted net income per share for the six months ended June 30, 2017 because the exercise price of the options exceeded the market price of the Company’s common stock at June 30, 2017.

5.   PROMISSORY NOTES RECEIVABLE

In May 2016, the Company sold approximately 24 acres of land adjacent to the Racetrack for a total consideration of approximately $4.3 million.  Promissory notes receivable consists of two promissory notes totaling $2,145,000 bearing interest at 1.43%.  On May 31, 2017, the Company signed an amendment extending the maturity date of the notes to May 2020. Payments totaling $1,094,000 are due annually on May 13th until the notes mature. The promissory notes are secured by the mortgage on approximately 24 acres and management believes no allowance for doubtful accounts is necessary.

6.   GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with a financial institution, which provides a revolving credit line of up to $6,000,000, and expires September 30, 2018.  The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company.  The Company had no borrowings under the credit line during the three months ended June 30, 2018.

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

The following tables represent a disaggregation of revenues from contracts with customers along with the Company’s operating segments (in 000’s):

	Six Months Ended June 30, 2018
	Horse Racing	Card Casino	Food and Beverage	Development	Total

Net revenues from external customers	$8,112	$16,758	$3,863	$-	$28,733

Intersegment revenues	368	-	671	-	1,039

Net interest (expense) income	(4)	-	-	21	17

Depreciation	1,153	5	78	-	1,236

Segment (loss) income before income taxes	(456)	3,040	177	(2)	2,759

Segment income tax (benefit) expense	(231)	842	49	(1)	659

	At June 30, 2018
Segment Assets	$50,077	$633	$23,006	$10,547	$84,263

	Six Months Ended June 30, 2017
	Horse Racing	Card Casino	Food and Beverage	Development	Total

Net revenues from external customers	$7,639	$15,817	$3,834	$-	$27,290

Intersegment revenues	360	734	-	-	1,094

Net interest income	24	-	-	-	24

Depreciation	822	317	84	-	1,223

Segment (loss) income before income taxes	(890)	3,081	664	-	2,855

Segment income tax (benefit) expense	(692)	1,266	273	-	847

	At December 31, 2017
Segment Assets	$41,077	$642	$21,583	$11,436	$74,738

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Six Months Ended June 30,
	2018	2017
Revenues
Total net revenues for reportable segments	$29,773	$28,384
Elimination of intersegment revenues	(1,040)	(1,094)
Total consolidated net revenues	$28,733	$27,290

Income before income taxes
Total segment income before income taxes	$2,759	$2,855
Elimination of intersegment income before income taxes	(385)	(778)
Total consolidated income before income taxes	$2,374	$2,077

	June 30,	December 31,
	2018	2017
Assets
Total assets for reportable segments	$84,263	$74,738
Elimination of intercompany receivables	(20,589)	(20,201)
Total consolidated assets	$63,674	$54,537

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

The Company is periodically involved in various claims and legal actions arising in the normal course of business.  Management believes that the resolution of any pending claims and legal actions at June 30, 2018, and as of the date of this report, will not have a material impact on the Company’s consolidated financial positions or results of operations.

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

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events. Under the CMA, the SMSC paid the Company $1,620,000 and $1,581,000 for marketing purposes during the six months ended June  30, 2018 and 2017.

In each of January 2015, 2016, 2017, and 2018 the CMA was amended to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.” SMSC is currently obligated to make the following purse enhancement and marketing payments for 2019 through 2022:

Year	Purse Enhancement Payments to Horsemen	1	Marketing Payments to Canterbury Park
2019	$ 7,380,000		$ 1,620,000
2020	7,380,000		1,620,000
2021	7,380,000		1,620,000
2022	7,380,000		1,620,000

1 Includes $100,000 each year payable to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s condensed consolidated statements of operations. For the three and six months ended June 30, 2018, the Company recorded $572,000 and $678,000 in other revenue and incurred $515,000 and $565,000 in advertising and marketing expense and $57,000 and $113,000 in depreciation related to the SMSC marketing funds. For the three and six months ended June 30, 2017, the Company recorded $468,000 and $625,000 in other revenue and incurred $458,000 and $558,000 in advertising and marketing expense and $57,000 and $113,000 in depreciation related to the SMSC marketing payment.

Under the CMA, the Company agreed for the term of the CMA, which is currently scheduled to terminate on December 31, 2022, that it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

10.   REAL ESTATE DEVELOPMENT

On April 2, 2018, the Company’s subsidiary Canterbury Development LLC, entered into an Operating Agreement (“Operating Agreement”) with an affiliate of Doran Companies (“Doran”), a national commercial and residential real estate developer, as the two members of a Minnesota limited liability company named Doran Canterbury I, LLC. The Operating Agreement has a stated effective date of March 1, 2018. Doran Canterbury I, LLC was formed as part of a joint venture between Doran and Canterbury Development LLC to construct an upscale apartment complex on land adjacent to the Company’s Racetrack (the “Project”). Doran Canterbury I, LLC will pursue development of Phase I of the Project, which will include approximately 300 units, a heated parking ramp, and a clubhouse. Under the Operating Agreement, Doran will lead the development, design and construction of the Phase I apartment complex, provide property management and leasing services, and be responsible for the day-to-day operations of the Project.  Further information about the Operating Agreement and Project is presented under Item 1.01 of the Company’s Form 8-K dated April 2, 2018 and filed with the Commission on April 6, 2018.

11.   SUBSEQUENT EVENTS

On August 8, 2018, the City Council of the City of Shakopee, Minnesota approved a Contract for Private Redevelopment (“Redevelopment Agreement”) between the City of Shakopee Economic Development Authority (“Shakopee EDA”) and Canterbury Park Holding Corporation and its subsidiary Canterbury Development LLC in connection with a Tax Increment Financing District (“TIF District”) that the City had approved in April 2018. The City of Shakopee, the Shakopee EDA and the Company entered into the Redevelopment Agreement on August 10, 2018.

Under the Redevelopment Agreement, the Company has agreed to undertake a number of specific infrastructure improvements within the TIF District, including the development of public streets, utilities, sidewalks, and other public infrastructure. More specifically, the Company is obligated to construct improvements on Shenandoah Drive and Barenscheer Boulevard with these improvements required to be substantially complete on or before December 31, 2019 and December 31, 2020, respectively.

If the Company does not proceed with the improvements to Shenandoah Drive on or before December 15, 2018 or the improvements to Barenscheer Boulevard on or before December 15, 2019, the City of Shakopee has the right to construct the improvements itself and assess the Company for the costs of these improvements.

Under the Redevelopment Agreement, the City of Shakopee has agreed that a portion of the tax increment revenue generated from the developed property will be paid to the Company to reimburse it for its expense in constructing infrastructure improvements. The total estimated costs of TIF eligible improvements borne by the Company is $23,336,500. A detailed Schedule of the Public Improvements under the Redevelopment Agreement, the timeline for their construction and the source and amount of funding is set forth on Exhibit C of the Redevelopment Agreement. The total amount of funding that Canterbury will be paid as reimbursement under the TIF program for these improvements is not guaranteed, however, and will depend on future tax revenues generated from the developed property. A copy of the Redevelopment Agreement is attached as Exhibit 10.1 to this Form 10-Q.

The Company expects to finance its improvements under the Redevelopment Agreement with funds from its current operating resources and existing credit facility.

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

Operations Review for the Three and Six Months Ended June 30, 2018:

EBITDA

EBITDA represents earnings before interest, income tax expense, and depreciation and amortization. EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance or cash flows from operating activities as a measure of liquidity.  EBITDA is presented as a supplemental disclosure because it is a widely used measure of performance and a basis for valuation of companies in our industry.  Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do.  Adjusted EBITDA reflects additional adjustments to net income to eliminate unusual items.  For the three months ended June 30, 2018, adjusted EBITDA excluded the loss on disposal of assets. For the six months ended June 30, 2018, adjusted EBITDA excluded the loss on disposal of assets and gain on insurance recoveries.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and to adjusted EBITDA (defined above) which are non-GAAP financial measures, for the three and six months ended June 30, 2018 and 2017:

Summary of EBITDA Data
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
NET INCOME	$725,351	$716,573	$1,715,043	$1,229,570
Interest income, net	(5,048)	(11,415)	(17,455)	(23,603)
Income tax expense	279,163	486,000	658,633	847,000
Depreciation	601,080	577,275	1,236,225	1,222,998
EBITDA	1,600,546	1,768,433	3,592,446	3,275,965
Gain on insurance recoveries	-	-	(21,064)	-
Loss on disposal of assets	99,934	-	99,934	-
Adjusted EBITDA	$1,700,480	$1,768,433	$3,671,316	$3,275,965

Adjusted EBITDA decreased $68,000 or 3.8% and decreased as a percentage of net revenues to 10.3% from 11.2% for the three months ended June 30, 2018 as compared to the same period in 2017. Adjusted EBITDA increased $395,000 or 12.1% and increased as a percentage of net revenues to 12.8% from 12.0% for the six months ended June 30, 2018 compared to the same period in 2017. The decrease for the three months ended June 30, 2018 is primarily due to expenses increasing more than revenues compared to the same period in 2017. The increase for the six months ended June 30, 2018 is primarily due to the increase in revenues compared to the same period in 2017.

Revenues:

Total net revenues for the three months ended June 30, 2018 were $16,513,000, an increase of $666,000, or 4.2%,  compared to total net revenues of $15,846,000 for the three months ended June 30, 2017.  This increase primarily consists of increases in other and card casino revenue of 11.1% and 4.5%, respectively. Total net revenues for the six months ended June 30, 2018 were $28,733,000, an increase of $1,443,000, or 5.3%, compared to total net revenues of $27,290,000 for the six months ended June 30, 2017. This increase primarily consists of increases in other and card casino revenue of 15.1% and 5.9%, respectively. See below for a further discussion of our sources of revenues.

Pari-Mutuel Data Revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Simulcast	$1,780,000	$1,733,000	$3,052,000	$2,979,000
Live Racing	943,000	943,000	943,000	943,000
Guest Fees	557,000	496,000	558,000	496,000
Other Revenue	225,000	283,000	493,000	543,000
Total Pari-Mutuel Revenue	$3,505,000	$3,455,000	$5,046,000	$4,961,000

Racing Days
Simulcast only racing days	63	63	153	154
Live and simulcast racing days	28	27	28	27
Total Number of Racing Days	91	90	181	181

Total pari-mutuel revenue increased $50,000, or 1.4%, and $85,000, or 1.7% for the three and six months, respectively, ended June 30, 2018 compared to the same periods in 2017. The increases are related to Simulcast revenue and Guest Fees due to the possibility of a triple crown winner in 2018, as well as an additional live race day in the 2018 second quarter compared to the same period in 2017. These increases are partially offset by pari-mutuel wagering being impacted by inclement weather and a decline in Advanced Deposit Wagering (ADW) revenue for the three and six month periods.

Card Casino Revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Poker Games	$2,053,000	$2,211,000	$4,231,000	$4,547,000
Table Games	5,651,000	5,195,000	11,007,000	9,901,000
Total Collection Revenue	7,704,000	7,406,000	15,238,000	14,448,000
Other Revenue	776,000	707,000	1,519,000	1,369,000
Total Card Casino Revenue	$8,480,000	$8,113,000	$16,757,000	$15,817,000

The primary source of Card Casino revenue is a percentage of the wagers received from players as compensation for providing the Card Casino facility and services, which is referred to as “collection revenue.” Other Revenue presented above includes fees collected for the administration of tournaments,  amounts earned as reimbursement of the administrative costs of maintaining jackpot funds, and amounts related to the outstanding chip liability that we expect will not be redeemed in the future.

As indicated in the table above, total Card Casino revenue increased $367,000, or 4.5%, and $940,000, or 5.9%, for the three and six months, respectively, ended June 30, 2018 compared to the same periods in 2017. The increase is primarily a result of the Company increasing the percentage of wagers received from the players from 18% in 2017 to 18.5% in April and 20% in May and June 2018. This percentage increase attributed to approximately $439,000 of additional revenue for the three and six months ended June 30, 2018. The increase for the six months ended June 30, 2018 is also a result of increased play on table games. In management’s judgement, increased play is attributable to expanded promotional efforts and players wagering more due to a strong economy. Also, higher jackpots on specific games contributed to increased play.

Food and Beverage Revenue:

Food and beverage revenue increased $36,000, or 1.5%, for the three months ended June  30, 2018 compared to the same periods in 2017. The increase is attributable to price increases on select menu items and an additional live racing day held during the second quarter 2018 compared to 2017. Food and beverage revenue decreased $6,000, or 0.2% for the six months ended June 30, 2018 compared to the same period in 2017.

Other Revenue:

Other revenue increased $212,000, or 11.1%, and $424,000, or 15.1% for the three and six months, respectively, ended June  30, 2018 compared to the same periods in 2017. For the three months ended June 30, 2018, the increase is due to an increase in advertising revenue as well as increased rental fees from a special event held in the spring. For the six months ended June 2018, the increase is primarily due to a short-term customer rental agreement in the first quarter of 2018, related to the Super Bowl held in Minneapolis. A portion of the revenues are reimbursed costs based on the terms of the contract. These costs are included as an expense in our Consolidated Statement of Operations.

Operating Expenses:

Total operating expenses increased $858,000, or 5.9%, and $1,140,000, or 4.5%, for the three and six months, respectively, ended June 30, 2018 compared to the same periods in 2017. The following paragraphs provide further detail regarding certain operating expenses.

Purse expense increased $98,000, or 4.9%,  and $211,000, or 6.7% for the three and six months, respectively ended June 30, 2018 compared to the same periods in 2017. The increases are primarily due to increased payments into the purse fund because of increased Card Casino and Pari-Mutuel revenues.

Salaries and benefits increased $476,000, or 7.6%, and $779,000, or 6.8% for the three and six months, respectively, ended June 30, 2018 compared to the same periods in 2017. The increases are partially due to the State of Minnesota mandated increase of $0.15 in the minimum wage effective January 1, 2018. Additionally, two executive positions were open and unfilled during the majority of the 2017 first quarter and one executive position was open and unfilled for the majority of the 2017 second quarter. Furthermore, several new positions were added in 2018 due to the continued growth of the Company.

Utilities expense increased $46,000, or 13.2%, and $81,000, or 13.2% for the three and six months, respectively, ended June 30, 2018, compared to the same periods in 2017. This is due to an increase in electricity, water and sewer rates.

In June 2018, the Company recorded a loss on disposal of assets of $99,000 related to the write off of horse racing equipment.

Other operating expenses decreased $87,000, or 3.2% for the six months ended June 30, 2018, compared to the same periods in 2017. This is primarily due to a decline in repairs and maintenance expense and insurance costs.

Net income for the three months ended June 30, 2018 and 2017  was $725,000 and $717,000, respectively. Net income for the six months ended June 30, 2018 and 2017 was $1,715,000 and $1,230,000.

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

Liquidity and Capital Resources:

Net cash provided by operating activities for the six months ended June 30, 2018 was $10,929,000, due in part to net income of $1,715,000, depreciation of $1,236,000, and stock-based compensation and 401(k) match totaling $481,000. The Company also experienced an increase in accounts payable of $1,262,000, deferred revenue of $1,200,000, and purse amounts due to Minnesota horsemen organizations totaling $4,683,000.

Net cash provided by operating activities for the six months ended June 30, 2017 was $9,804,000 due in part to net income of $1,230,000, depreciation of $1,223,000, and stock-based compensation and 401(k) match of $241,000. The Company also experienced an increase in accounts payable and deferred revenue of $2,537,000 and purse amounts due to Minnesota horsemen organizations totaling $3,927,000.

Net cash used in investing activities for the first six months of 2018 and 2017 was $1,826,000 and $2,732,000, respectively, primarily for building remodel projects. The 2018 amount was partially offset by a decrease in notes receivable.

Net cash used in financing activities during the first six months of 2018 and 2017 was $105,000 and $285,000, respectively, relating to cash dividends paid to shareholders, partially offset by proceeds from purchases of stock through the Employee Stock Purchase Plan and the exercise of stock options.

The Company has a general credit and security agreement with a financial institution, which provides a revolving credit line of up to $6,000,000. This agreement was amended on September 30, 2017 to extend the maturity date to September 30, 2018. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company.  As of June 30, 2018, there were no borrowings under this agreement

The Company’s cash and cash equivalent balance at June 30, 2018 was $13.5 million compared to $8.9 million at December 31, 2017. The Company believes that unrestricted funds available in its cash accounts, amounts available under its revolving line of credit, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements for regular operations, as well as predevelopment expenses during 2018.  However, if the Company engages in any significant real estate development, additional financing would more than likely be required.

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

Property and Equipment - We have significant capital invested in our property and equipment, which represents 60.7% of our total assets at June 30, 2018. We use our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows. If the sum of the related expected future net cash flows is less than the carrying value, management would determine how much of an impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. We have determined that no impairment of these assets exists at June 30, 2018.

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

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events. Under the CMA, the SMSC paid the Company $1,620,000 and $1,581,000 for marketing purposes during the six months ended June 30, 2018 and 2017.

In each of January 2015, 2016, 2017, and 2018 the CMA was amended to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.” SMSC is currently obligated to make the following purse enhancement and marketing payments for 2019 through 2022:

Year	Purse Enhancement Payments to Horsemen	1	Marketing Payments to Canterbury Park
2019	$ 7,380,000		$ 1,620,000
2020	7,380,000		1,620,000
2021	7,380,000		1,620,000
2022	7,380,000		1,620,000

1 Includes $100,000 each year payable to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the three and six months ended June 30, 2018, the Company recorded $572,000 and $678,000 in other revenue and incurred $515,000 and $565,000 in advertising and marketing expense and $57,000 and $113,000 in depreciation related to the SMSC marketing funds.  For the three and six months ended June 30, 2017, the Company recorded $468,000 and $625,000 in other revenue and incurred $458,000 and $558,000 in advertising and marketing expense and $57,000 and $113,000 in depreciation related to the SMSC marketing payment.

Under the CMA, the Company has agreed for the 10-year term of the CMA expiring December 31, 2022 that it will not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

Redevelopment Agreement:

As noted above in note 11 of Notes to Financial Statements, on August 10, 2018, the City of Shakopee, the City of Shakopee Economic Development Authority, and the Company entered into a Redevelopment Agreement in connection with a Tax Increment Financing District (“TIF District”) that the City had approved in April 2018. Under the Redevelopment Agreement, the Company has agreed to undertake a number of specific infrastructure improvements within the TIF District, including the development of public streets, utilities, sidewalks, and other public infrastructure and the City of Shakopee agreed that a portion of the tax revenue generated from the developed property will be paid to the Company to reimburse it for its expense in constructing these improvements.  The Company expects to finance its improvements under the Redevelopment Agreement with funds from its current operating resources and existing credit facility.

Forward-Looking Statements:

From time-to-time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, we may make forward-looking statements concerning possible or anticipated future financial performance, prospective business activities or plans that are typically preceded by words such as “believes,” “expects,” “anticipates,” “intends” or similar expressions. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that these forward-looking statements are subject to risks and uncertainties that could affect our actual results and cause actual results to differ materially from those indicated in the forward-looking statements. These risks and uncertainties include, but are not limited to:

•	material fluctuations in attendance at the Racetrack;
•	decline in interest in wagering on horse races at the Racetrack, at other tracks, or on unbanked card games offered at the Card Casino;
•	competition from other venues offering unbanked card games or other forms of wagering;
•	greater-than-anticipated expenses or a lower-than-anticipated return on the development of our underutilized land, including our joint venture to develop a luxury apartment complex;
•	competition from other sports and entertainment options;
•	increases in compensation and employee benefit costs;
•	increases in the percentage of revenues allocated for purse fund payments;
•	higher-than-expected expenses related to new marketing initiatives;
•	the impact of wagering products and technologies introduced by competitors;
•	legislative and regulatory decisions and changes, including decision or actions related to sports betting that would adversely affect our betting environment;
•

any legal, judicial, legislative or regulatory action or event that would adversely affect our ten-year Cooperative Marketing Agreement with the Shakopee Mdewakanton Sioux Community, which enhances the purses for daily racing at Canterbury Park and supports cooperative marketing programs for the two organizations, benefiting the stability and quality of live horse racing;

•	the success of the Company’s real estate development;
•

the fact that under the Redevelopment Agreement with the City of Shakopee, the Company has agreed to undertake a number of specific infrastructure improvements within the TIF District, and the funding that Canterbury Park will be paid as reimbursement under the TIF program for these improvements is not guaranteed, but will depend in part on future tax revenues generated from the developed property;

•	the general health of the gaming sector; and
•	other factors that are beyond our ability to control or predict.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Canterbury Park is not required to provide the information requested by this Item as it qualifies as a smaller reporting company.

ITEM 4:     CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures:

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.		Legal Proceedings

Not Applicable.

Item 1A.		Risk Factors

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	Not Applicable.
	(b)	Not Applicable.
(c)

On December 17, 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 12b-18 in open market transactions, block purchases of privately negotiated transactions (the “2008 Stock Repurchase Plan”).  From its adoption until August 13, 2012, the Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and, on such date, authorized the repurchase of an additional 100,000 shares of the Company’s common stock.  The Company did not repurchase any shares during the second quarter of 2018.  The maximum number of shares that may yet be purchased under the above authorizations is 128,781 as of June 30, 2018.

Item 3.		Defaults upon Senior Securities

Not Applicable.

Item 4.		Mine Safety Disclosures

Not Applicable.

Item 5.		Other Information

On August 8, 2018, the City Council of the City of Shakopee, Minnesota approved a Contract for Private Redevelopment (“Redevelopment Agreement”) between the City of Shakopee Economic Development Authority (“Shakopee EDA”) and Canterbury Park Holding Corporation and its subsidiary Canterbury Development LLC in connection with a Tax Increment Financing District (“TIF District”) that the City had approved in April 2018. The City of Shakopee, the Shakopee EDA and the Company entered into the Redevelopment Agreement on August 10, 2018.

Under the Redevelopment Agreement, the Company agreed to undertake a number of specific infrastructure improvements within the TIF District and the City of Shakopee agreed that a portion of the tax revenue generated from the developed property will be paid to the Company to reimburse it for its expense in constructing these improvements.

The total estimated cost of TIF eligible improvements borne by the Company is $23,336,500. A detailed Schedule of the Public Improvements under the Redevelopment Agreement, the timeline for their construction and the source and amount of funding is set forth on Exhibit C of the Redevelopment Agreement.  The total amount of funding that Canterbury will be paid as reimbursement under the TIF program for these improvements is not guaranteed, however, and will depend in part on future tax revenues generated from the developed property.  A more detailed description of the Redevelopment Agreement is set forth in Note 11 of Notes to Financial Statements, which is incorporated herein by reference

Item 6.		Exhibits

10.1

Contract for Private Development between City of Shakopee, Minnesota, Economic Development Authority for the City of Shakopee, Minnesota, Canterbury Development LLC, and Canterbury Park Holding Corporation effective August, 2018.

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

	32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

	99.1	Press Release dated August 14, 2018 announcing 2018 Second Quarter Results.
101

The following financial information from Canterbury Park Holding Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, formatted in eXtensible Business Reporting Language XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2018 and June 30, 2017, (iii) Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2018 and June 30, 2017, and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: August 14, 2018	/s/ Randall D. Sampson

Randall D. Sampson,
President and Chief Executive Officer

Dated: August 14, 2018	/s/ Robert M. Wolf

Robert M. Wolf,
Chief Financial Officer