Form 10-Q
period 2018-09-30
Canterbury Park Holding Corp
filed 2018-11-14
CIK 1672909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

TERLY PERIOD ENDED SEPTEMBER 30, 2012.
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission File Number:  001-37858

CANTERBURY PARK HOLDING CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Minnesota	47-5349765
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

YES☐NO☒

 The Company had 4,524,127 shares of common stock, $.01 par value, outstanding as of November 1, 2018.

Canterbury Park Holding Corporation

PART 1 – FINANCIAL INFORMATION

 CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,953,483	$8,888,162
Restricted cash	1,550,742	3,137,391
Short-term investments	205,944	206,005
Accounts receivable, net of allowance of $19,250 for both periods	972,383	1,278,289
Current portion of notes receivable	1,063,650	1,048,654
Inventory	317,521	262,989
Prepaid expenses	489,133	588,634
Income taxes receivable	238,366	-
Due from Minnesota horsemen associations	387,964	-
Total current assets	17,179,186	15,410,124

LONG-TERM ASSETS
Deposits	22,500	22,500
Notes receivable - long term portion	1,089,073	2,142,512
Land, buildings and equipment, net of accumulated depreciation of $30,707,959 and $29,670,916, respectively	38,819,737	36,962,188
	$57,110,496	$54,537,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	3,265,671	2,854,305
Card Casino accruals	1,830,011	2,931,205
Accrued wages and payroll taxes	1,347,681	2,291,261
Cash dividend payable	315,445	265,113
Accrued property taxes	912,958	936,562
Deferred revenue	1,284,968	905,030
Payable to horsepersons	109,308	630,921
Current portion of capital lease obligations	22,929	-
Income taxes payable	-	3,830
Total current liabilities	9,088,971	10,818,227

LONG-TERM LIABILITIES
Deferred income taxes	3,520,170	3,002,000
Capital lease obligations, net of current portion	104,051	-
Total long-term liabilities	3,624,221	3,002,000
TOTAL LIABILITIES	12,713,192	13,820,227

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,506,354 and 4,414,492, respectively, shares issued and outstanding	45,064	44,145
Additional paid-in capital	21,137,677	19,865,273
Retained earnings	23,214,563	20,807,679
Total stockholders’ equity	44,397,304	40,717,097
	$57,110,496	$54,537,324

See notes to condensed consolidated financial statements

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
OPERATING REVENUES:
Pari-mutuel	$3,955,613	$3,820,668	$9,001,324	$8,781,343
Card Casino	8,639,310	7,979,614	25,396,780	23,796,820
Food and beverage	3,256,566	3,184,125	6,960,917	6,894,686
Other	2,519,022	2,682,434	5,744,162	5,483,541
Total Net Revenues	18,370,511	17,666,841	47,103,183	44,956,390

OPERATING EXPENSES:
Purse expense	2,339,588	2,252,617	5,687,347	5,430,102
Minnesota Breeders’ Fund	301,713	285,577	806,274	805,748
Other pari-mutuel expenses	325,680	310,334	1,088,956	1,034,805
Salaries and benefits	6,605,051	6,634,149	18,801,475	18,051,593
Cost of food and beverage and other sales	1,320,792	1,420,725	3,010,323	3,130,105
Depreciation	659,498	646,050	1,895,723	1,869,048
Utilities	575,912	539,019	1,276,138	1,157,783
Advertising and marketing	1,034,612	1,298,818	2,273,831	2,191,197
Professional and contracted services	1,674,958	1,537,311	3,695,176	3,551,738
Loss on disposal of assets	-	-	99,934	-
Gain on insurance recoveries	-	-	(21,064)	-
Other operating expenses	1,501,062	1,205,428	4,101,203	4,144,478
Total Operating Expenses	16,338,866	16,130,028	42,715,316	41,366,597
INCOME FROM OPERATIONS	2,031,645	1,536,813	4,387,867	3,589,793
OTHER INCOME
Interest income, net	8,567	13,575	26,023	37,178
Net Other Income	8,567	13,575	26,023	37,178
INCOME BEFORE INCOME TAXES	2,040,212	1,550,388	4,413,890	3,626,971
INCOME TAX EXPENSE	(407,367)	(597,753)	(1,066,000)	(1,444,753)
NET INCOME	$1,632,845	$952,635	$3,347,890	$2,182,218

Basic earnings per share	$.36	$.22	$.75	$.50
Diluted earnings per share	$.36	$.22	$.74	$.50
Weighted Average Basic Shares Outstanding	4,497,072	4,393,523	4,467,897	4,369,489
Weighted Average Diluted Shares Outstanding	4,533,514	4,419,436	4,514,015	4,395,534
Cash dividends declared per share	$.07	$.06	$.21	$.17

 See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating Activities:
Net income	$3,347,890	$2,182,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,895,723	1,869,048
Stock-based compensation expense	268,816	264,357
Stock-based employee match contribution	401,850	349,244
Deferred income taxes	518,170	(47,000)
Loss on disposal of assets	99,934	2,000
Gain on insurance proceeds	(21,064)	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	326,970	(199,079)
Increase in inventory	(54,532)	(32,958)
Decrease in prepaid expenses	99,501	27,033
(Increase) decrease in income taxes receivable	(238,366)	511,170
Increase in due from Minnesota horsemen associations	(387,964)	(463,081)
Increase in accounts payable	233,265	159,933
Increase in deferred revenue	379,938	462,764
(Decrease) increase in Card Casino accruals	(1,101,194)	467,806
Decrease in accrued wages and payroll taxes	(943,580)	(127,007)
(Decrease) increase in accrued property taxes	(23,604)	120,528
(Decrease) increase in income taxes payable	(3,830)	355,583
Decrease in payable to horsepersons	(521,613)	(29,582)
Net cash provided by operating activities	4,276,310	5,872,977

Investing Activities:
Additions to buildings and equipment	(3,548,124)	(3,218,375)
Proceeds from notes receivable	1,038,443	-
(Sale) purchase of investments	61	(295)
Net cash used in investing activities	(2,509,620)	(3,218,670)

Financing Activities
Proceeds from issuance of common stock	602,649	198,528
Cash dividends to shareholders	(890,666)	(697,729)
Net cash used in financing activities	(288,017)	(499,201)

Net increase in cash, cash equivalents, and restricted cash	1,478,672	2,155,106

Cash, cash equivalents, and restricted cash at beginning of period	12,025,553	8,288,820

Cash, cash equivalents, and restricted cash at end of period	$13,504,225	$10,443,926

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	2018	2017
Schedule of non-cash investing and financing activities
Additions to buildings and equipment funded through accounts payable	$178,000	$41,000
Dividend declared	315,000	264,000
Equipment acquired through capital lease agreements	126,980	-

Supplemental disclosure of cash flow information:
Income taxes paid	$575,000	$1,141,000

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   OVERVIEW AND BASIS OF PRESENTATION

Business – The Company’s Racetrack operations are conducted at facilities located in Shakopee, Minnesota, approximately 25 miles southwest of downtown Minneapolis. In May 1994, the Company commenced year-round horse racing simulcast operations and hosted the first annual live race meet during the summer of 1995. The Company’s live racing operations are a seasonal business as it hosts live race meets each year from May until September. The Company earns additional pari-mutuel revenue by televising its live racing to out-of-state racetracks around the country. Canterbury Park’s Card Casino operates 24 hours a day, seven days a week and is limited by Minnesota State law to conducting card play on a maximum of 80 tables. The Card Casino currently offers a variety of poker and table games. The Company’s three largest sources of revenues include: Card Casino operations, pari-mutuel operations and food and beverage sales. The Company also derives revenues from related services and activities, such as admissions, advertising signage, publication sales, and from other entertainment events and activities held at the Racetrack. Additionally, the Company is developing approximately 140 acres of underutilized land surrounding the Racetrack in a project known as Canterbury Commons. The Company is pursuing several mixed-use development opportunities for this land, directly and through joint ventures.

Basis of Presentation and Preparation – The accompanying condensed consolidated financial statements include the accounts of the Company (Canterbury Park Holding Corporation and its subsidiaries Canterbury Park Entertainment, LLC; Canterbury Park Concession, Inc.; and Canterbury Development, LLC). Intercompany accounts and transactions have been eliminated. The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2017, included in its Annual Report on Form 10-K (the “2017 Form 10-K”).

The condensed consolidated balance sheets and the related condensed consolidated statements of operations and the cash flows for the periods ended September 30, 2018 and 2017 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2018 and 2017 and for the periods then ended have been made.

Effective January 1, 2018, we adopted the requirements of Accounting Standards Update (“ASU”) No 2014-09, Revenue from Contracts with Customers and ASU No. 2016-18, Statement of Cash Flows, Restricted Cash as discussed in Note 2. All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standards.

Deferred Revenue – Deferred revenue includes advance sales related to racing, events and corporate partnerships. Revenue from these advance billings is recognized when the related event occurs or services have been performed. Deferred revenue also includes advanced Cooperative Marketing Agreement (“CMA”) promotional funds, for which revenue is recognized when expenses are incurred.  The Company maintains a deferred gain on sale of land of $240,000 due to its repurchase right. On October 6, 2018, the Company’s repurchase right for this land expired.

Payable to Horsepersons - The Minnesota Pari-mutuel Horse Racing Act requires the Company to segregate a portion of funds (recorded as purse expense in the statements of operations) received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ association. Pursuant to an agreement with the MHBPA, the Company transferred into a trust account or paid directly to the MHBPA, $5,861,000 and $5,314,000 for the nine months ended September 30, 2018 and 2017, respectively, related to thoroughbred races. Minnesota Statutes provide that amounts transferred into the trust account are the property of the trust and not of the Company, and therefore these amounts are not recorded on the Company’s Consolidated Balance Sheet.

Reclassifications – Prior period financial statement amounts have been reclassified to conform to current period presentations. Certain amounts due to horsepersons have been reclassified on the December 31, 2017 Consolidated Balance Sheets to Payable to Horsepersons from Due to MHBPA. This reclassification has also been reflected on the Consolidated Statements of Cash Flows for the nine months ended September 30, 2017. Workers compensation amounts have been reclassified from other operating expenses to salaries and benefits on the Consolidated Statement of Operations for the three and nine months ended September 30, 2017.

2.   ACCOUNTING STANDARDS AND SIGNIFICANT ACCOUNTING POLICIES

       Recently Adopted Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. As a result of the adoption of ASU 2016-18 on January 1, 2018, we began combining amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the condensed consolidated statement of cash flows. See the table at the end of this note for the effects of the adoption of ASU 2016-18 on our condensed consolidated statement of cash flows for the nine months ended September 30, 2017.

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

The impact of adopting the new standard on our fiscal 2018 and fiscal 2017 revenues is not material and resulted in no cumulative effect adjustment on net income or cash flows. The primary impact of adopting the new standard is the removal of the promotional allowance line item on the condensed consolidated statement of operations. The amounts previously included as promotional allowance are now presented on a net basis within Pari-mutuel revenues.

We adjusted our condensed consolidated financial statements from amounts previously reported due to the adoption of ASU No. 2014-09 and ASU No. 2016-18. Select unaudited condensed consolidated statement of operations line items, which reflect the adoption of ASU No. 2014-09 are as follows:

	Three months ended September 30, 2017
	As previously reported	Adjustments	As Adjusted
OPERATING REVENUES:
Pari-mutuel	$ 3,866,158	$ (45,490)	$ 3,820,668
Promotional allowances	(45,490)	(45,490)	-

	Nine months ended September 30, 2017
	As previously reported	Adjustments	As Adjusted
OPERATING REVENUES:
Pari-mutuel	$ 8,901,920	$ (120,577)	$ 8,781,343
Promotional allowances	(120,577)	(120,577)	-

Select unaudited condensed consolidated statement of cash flow line items, which reflects the adoption of ASU No. 2016-18 are as follows:

	Nine months ended September 30, 2017
	As previously reported	Adjustments	As Adjusted
Net cash provided by operating activities	5,104,355	768,622	5,872,977
Net increase in cash and cash equivalents	1,386,484	768,622	2,155,106
Cash, cash equivalents and restricted cash at beginning of period	6,298,807	1,990,013	8,288,820
Cash, cash equivalents and restricted cash at end of period	$ 7,685,291	$ 2,758,635	$ 10,443,926

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

The transaction price for a Card Casino contract is a set percentage of wagers and is recognized at the time that the wagering process is complete. The transaction price for pari-mutuel wagering is the commission received on a wager, exclusive of any track fees and is recognized upon occurrence of the live race that is presented for wagering and after that live race is made official by the respective state’s racing regulatory body. The transaction price for food and beverage contracts is the net amount collected from the customer for these goods. Food and beverage services have been determined to be separate, stand-alone performance obligations and the transaction price is recorded as revenue as the good is transferred to the customer when delivery is made.

Contracts for Card Casino operations and pari-mutuel wagering involve two performance obligations for those customers earning points under the Company’s loyalty program and a single performance obligation for customers who do not participate in the program. The Company applies a practical expedient by accounting for its gaming contracts on a portfolio basis as these wagers have similar characteristics and the Company reasonably expects the effects on the financial statements of applying the revenue recognition guidance to the portfolio will not differ materially from that which would result if applying the guidance to an individual wagering contract. For purposes of allocating the transaction price in a wagering contract between the wagering performance obligation and the obligation associated with the loyalty points earned, the Company allocates an amount to the loyalty point contract liability based on the stand-alone redemption value of the points earned, which is determined by the value of a point that can be redeemed for a cash voucher, food and beverage voucher, racing admission, valet parking, or racing forms. Based on past experience, the majority of customers redeem their points for cash vouchers. Therefore, there are no further performance obligations by the Company.

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

We evaluate our on-track revenue, export revenue, and import revenue contracts to determine whether we are acting as the principal or as the agent when providing services, which we consider in determining if revenue should be reported gross or net. An entity is a principal if it controls the specified service before that service is transferred to a customer.

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

Additionally, we adopted the clarified scope guidance of ASC 610-20, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets" in conjunction with ASU 2014-09, which applies to the sale, transfer and derecognition of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales, and eliminates the guidance specific to real estate in ASC 360-20. Generally, the Company’s sales of its land would be considered a sale of a nonfinancial asset as defined by ASC 610-20. Under ASC 610-20, the Company will derecognize the asset and recognize a gain or loss on the sale of the land when control of the underlying asset transfers to the buyer. With respect to partial sales of real estate to joint ventures, the new guidance requires us to recognize a full gain where an equity investment is retained. These transactions could result in a basis difference as we will be required to measure our retained equity interest at fair value, whereas the joint venture may continue to measure the assets received at carryover basis.

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

Board of Directors Stock Option, Deferred Stock Awards, and Restricted Stock Grants

The Company’s Stock Plan was amended to authorize annual grants of restricted stock, deferred stock, stock options, or any combination of the three, to non-employee members of the Board of Directors at the time of the Company’s annual shareholders’ meeting as determined by the Board prior to each such meeting.  Options granted under the Plan generally expire 10 years after the grant date. Restricted stock and deferred stock grants generally vest 100% one year after the date of the annual meeting at which they were granted, are subject to restrictions on resale for an additional year, and are subject to forfeiture if a board member terminates his or her board service prior to the shares vesting. The Board of Directors’ unvested deferred stock awards as of September 30, 2018 consisted of 7,456 shares with a weighted average fair value per share of $16.10.  There were no unvested restricted stock or stock options outstanding at September 30, 2018.

Employee Deferred Stock Awards

Prior to January 1, 2016 the Company’s Board awarded deferred compensation to executive officers and key employees, that were not performance-based, in the form of deferred stock awards under the Company’s Stock Plan. These deferred stock awards are subject to forfeiture if an employee terminates employment prior to the vesting. Generally, the awards vest ratably over a four-year period and compensation costs are recognized over the vesting period. Compensation costs are recorded in “Salaries and benefits” on the Condensed Consolidated Statements of Operations. There were no unvested employee deferred stock awards outstanding at September 30, 2018.

Stock-based compensation expense related to the LTI Plan, deferred stock awards and restricted stock awards is included on the Condensed Consolidated Statements of Operations and totaled $269,000 and $264,000 for the nine months ended September 30, 2018 and 2017, respectively.

Employee Stock Option Grants

The Company has granted incentive stock options to employees pursuant to the Company’s Stock Plan with an exercise price equal to the market price on the date of grant.  The options vest over a 42-month period and expire in 10 years.

A summary of stock option activity as of September 30, 2018 and changes during the nine months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Grant Date
Stock Options	Options	Price	Term	Fair Value

Outstanding at January 1, 2018	142,502	$8.19
Granted	-	-
Exercised	(55,500)	8.43
Expired/Forfeited	-	-
Outstanding at September 30, 2018	87,002	$8.03	1.2 Years	$698,802

Exercisable at September 30, 2018	87,002	$8.03	1.2 Years	$698,802

4.   NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (numerator) amounts used for basic and diluted per share computations:	$1,632,845	$952,635	$3,347,890	$2,182,218

Weighted average shares (denominator) of common stock outstanding:
Basic	4,497,072	4,393,523	4,467,897	4,369,489
Plus dilutive effect of stock options	36,442	25,913	46,118	26,045
Diluted	4,533,514	4,419,436	4,514,015	4,395,534

Net income per common share:
Basic	$.36	$.22	$.75	$.50
Diluted	.36	.22	.74	.50

There were no out of-the-money options at September 30, 2018; thus, all outstanding options to purchase shares of common stock were included in the computation of diluted net income per share.

Options to purchase 30,000 shares of common stock at an average price of $12.33 per share were outstanding but not included in the computation of diluted net income per share for the three and nine months ended September 30, 2017 because the exercise price of the options exceeded the market price of the Company’s common stock at September 30, 2017.

5.   PROMISSORY NOTES RECEIVABLE

In May 2016, the Company sold approximately 24 acres of land adjacent to the Racetrack for a total consideration of approximately $4.3 million.  Promissory notes receivable consists of two promissory notes totaling $2,145,000 bearing interest at 1.43%.  On May 31, 2017, the Company signed an amendment extending the maturity date of the notes to May 2020. Payments totaling $1,094,000 are due annually on May 13th until the notes mature. The promissory notes are secured by the mortgage on approximately 24 acres and management believes no allowance for collectability is necessary.

6.   GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with a financial institution. This agreement was amended and restated effective as of September 30, 2018 to extend the maturity date to September 30, 2019, increase the revolving credit line to $8,000,000, and allow for letters of credit in the aggregate amount of up to $2,000,000 to be issued under the credit agreement. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the three months ended September 30, 2018.

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

The following tables represent a disaggregation of revenues from contracts with customers along with the Company’s operating segments (in 000’s):

	Nine Months Ended September 30, 2018
	Horse Racing	Card Casino	Food and Beverage	Development	Total

Net revenues from external customers	$14,333	$25,397	$7,373	$-	$47,103

Intersegment revenues	746	-	1,054	-	1,800

Net interest (expense) income	(3)	-	-	29	26

Depreciation	1,758	5	133	-	1,896

Segment (loss) income before income taxes	(766)	5,772	739	(8)	5,737

Segment income tax (benefit) expense	(504)	1,394	178	(2)	1,066

	At September 30, 2018
Segment Assets	$43,297	$628	$23,924	$10,787	$78,636

	Nine Months Ended September 30, 2017
	Horse Racing	Card Casino	Food and Beverage	Development	Total

Net revenues from external customers	$13,952	$23,797	$7,207	$-	$44,956

Intersegment revenues	682	-	1,106	-	1,788

Net interest income	37	-	-	-	37

Depreciation	1,428	317	124	-	1,869

Segment (loss) income before income taxes	(801)	4,828	1,407	-	5,434

Segment income tax (benefit) expense	(1,039)	1,923	560	-	1,445

	At December 31, 2017
Segment Assets	$41,077	$642	$21,583	$11,436	$74,738

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Nine Months Ended September 30,
	2018	2017
Revenues
Total net revenues for reportable segments	$48,903	$46,745
Elimination of intersegment revenues	(1,800)	(1,789)
Total consolidated net revenues	$47,103	$44,956

Income before income taxes
Total segment income before income taxes	$5,737	$5,434
Elimination of intersegment income before income taxes	(1,323)	(1,807)
Total consolidated income before income taxes	$4,414	$3,627

	September 30,	December 31,
	2018	2017
Assets
Total assets for reportable segments	$78,636	$74,738
Elimination of intercompany receivables	(21,526)	(20,201)
Total consolidated assets	$57,110	$54,537

8.   COMMITMENTS AND CONTINGENCIES

In accordance with an Earn Out Promissory Note given to the prior owner of the Racetrack as part of the consideration paid by the Company to acquire the Racetrack in 1994, if (i) off-track betting becomes legally permissible in the State of Minnesota and (ii) the Company begins to conduct off-track betting with respect to or in connection with its operations, the Company will be required to pay to the IMR Fund, L.P. the greater of (a) $700,000 per Operating Year, as defined, or (b) 20% of the Net Pretax Profit, as defined for each of five operating years.  At this time, management believes that the likelihood that these two conditions will be met and that the Company would be required to pay these amounts is remote.  At the date (if any) that these two conditions are met, the five minimum payments would be discounted back to their present value and the sum of those discounted payments would be capitalized as part of the purchase price in accordance with GAAP.  The purchase price will be further increased if payments become due under the “20% of Net Pretax Profit” calculation.  The first payment would be due 90 days after the end of the third Operating Year in which off-track betting is conducted by the Company.  Remaining payments would be made within 90 days of the end of each of the next four Operating Years.

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

The Company is periodically involved in various claims and legal actions arising in the normal course of business.  Management believes that the resolution of any pending claims and legal actions at September 30, 2018 and as of the date of this report, will not have a material impact on the Company’s consolidated financial positions or results of operations.

9.   COOPERATIVE MARKETING AGREEMENT

As discussed above in Note 8, on June 4, 2012, the Company entered into the CMA with the SMSC.  The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s thoroughbred and quarter horse industry. Under the CMA, as amended, this is achieved through “Purse Enhancement Payments to Horsemen” paid directly to the MHBPA. These payments have no direct impact on the Company’s consolidated financial statements or operations.

Under the terms of the CMA, as amended, the SMSC paid the horsemen $7.4 million and $7.2 million in the first nine months of 2018 and 2017, respectively, primarily for purse enhancements for the live race meets in the respective years.

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events. Under the CMA, the SMSC paid the Company $1,620,000 and $1,581,000 for marketing purposes during the nine months ended September 30, 2018 and 2017, respectively.

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

1 Includes $100,000 each year payable to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s condensed consolidated statements of operations. For the three and nine months ended September 30, 2018, the Company recorded $491,000 and $1,169,000 in other revenue and incurred $434,000 and $999,000 in advertising and marketing expense and $57,000 and $170,000 in depreciation related to the SMSC marketing funds. For the three and nine months ended September 30, 2017, the Company recorded $672,000 and $1,298,000 in other revenue and incurred $569,000 and $1,128,000 in advertising and marketing expense and $57,000 and $170,000 in depreciation related to the SMSC marketing payment.

Under the CMA, the Company agreed for the term of the CMA, which is currently scheduled to terminate on December 31, 2022, that it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

10.   REAL ESTATE DEVELOPMENT

Joint Venture

On April 2, 2018, the Company’s subsidiary Canterbury Development LLC, entered into an Operating Agreement (“Operating Agreement”) with an affiliate of Doran Companies (“Doran”), a national commercial and residential real estate developer, as the two members of a Minnesota limited liability company named Doran Canterbury I, LLC (“Doran Canterbury I”). Doran Canterbury I was formed as part of a joint venture between Doran and Canterbury Development LLC to construct an upscale apartment complex on land adjacent to the Company’s Racetrack (the “Project”). Doran Canterbury  I will pursue development of Phase I of the Project, which will include approximately 300 units, a heated parking ramp, and a clubhouse. The Operating Agreement was amended and restated on August 17, 2018 to expand the definition of allowable mortgage financing for the development and construction of the Project. The amended and restated agreement did not have a material effect on Canterbury’s contribution to, or obligations in connection with, the Project.

In connection with the execution of the Amended Doran Canterbury I Agreement, on August 18, 2018, Canterbury Development LLC entered into an Operating Agreement with Doran Shakopee, LLC as the two members of a Minnesota limited liability company entitled Doran Canterbury II, LLC (“ Doran Canterbury II”). Under the Doran Canterbury II Operating Agreement, Doran Canterbury II will pursue development of Phase II of the Project, which is expected to begin after the completion of Phase I.  Phase II will include approximately 300 apartment units and a heated parking ramp. Canterbury Development’s equity contribution to Doran Canterbury for Phase II will be approximately 10 acres of land. In connection with its contribution, Canterbury Development will become a 27.4% equity member in Doran Canterbury II with Doran owning the remaining 72.6%.

On September 27, 2018, the Company’s subsidiary Canterbury Development LLC contributed approximately 13 acres of land to Doran Canterbury I as its equity contribution to the joint venture. As stated in the Operating Agreement, Doran is responsible for securing financing for Doran Canterbury I. As of November 14, 2018, financing for Doran Canterbury I has not been secured and if it is not secured, the land contributed to the joint venture will be returned to the Company. Therefore, the Company did not record an investment in the joint venture and a gain on transfer of land as of September 30, 2018.

Tax Increment Financing

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

Under the Redevelopment Agreement, the City of Shakopee has agreed that a portion of the tax increment revenue generated from the developed property will be paid to the Company to reimburse it for its expense in constructing infrastructure improvements. The total estimated costs of TIF eligible improvements to be borne by the Company is $23,336,500. A detailed Schedule of the Public Improvements under the Redevelopment Agreement, the timeline for their construction and the source and amount of funding is set forth on Exhibit C of the Redevelopment Agreement, which was filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2018. The total amount of funding that Canterbury will be paid as reimbursement under the TIF program for these improvements is not guaranteed, however, and will depend on future tax revenues generated from the developed property.

The Company expects to finance its improvements under the Redevelopment Agreement with funds from its current operating resources and existing credit facility and, potentially, third-party financing sources.

11.   SUBSEQUENT EVENTS

As part of its development efforts, the Company has recently entered into several real estate purchase and sale agreements.

On October 22, 2018, the Company entered into an agreement to sell approximately 1.7 acres of land on the West side of the Racetrack to a third party for total consideration of approximately $564,000.  Closing is subject to the satisfaction of certain customary conditions. The Company expects the transaction to close in 2019.

On October 30, 2018, the Company entered into an agreement to purchase approximately 2.6 acres of land on the East side of the Racetrack for total consideration of approximately $1.0 million. Closing is subject to the satisfaction of certain customary conditions. The Company expects the transaction to close in 2019.

On November 1, 2018, the Company entered into an agreement to sell between 19 and 21 acres of land on the East side of the Racetrack to a third party for total consideration of approximately $3.7 million to $4.1 million, depending upon completion of a survey and determination of the final acreage. Closing is subject to the satisfaction of certain customary conditions. The Company expects the transaction to close in 2019.

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

Operations Review for the Three and Nine Months Ended September 30, 2018:

EBITDA

EBITDA represents earnings before interest, income tax expense, and depreciation and amortization. EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance or cash flows from operating activities as a measure of liquidity.  EBITDA is presented as a supplemental disclosure because it is a widely used measure of performance and a basis for valuation of companies in our industry.  Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do.  Adjusted EBITDA reflects additional adjustments to net income to eliminate unusual items. For the nine months ended September 30, 2018, adjusted EBITDA excluded the loss on disposal of assets and gain on insurance recoveries.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and to adjusted EBITDA (defined above) which are non-GAAP financial measures, for the three and nine months ended September 30, 2018 and 2017:

Summary of EBITDA Data
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
NET INCOME	$1,632,845	$952,635	$3,347,890	$2,182,218
Interest income, net	(8,567)	(13,575)	(26,023)	(37,178)
Income tax expense	407,367	597,753	1,066,000	1,444,753
Depreciation	659,498	646,050	1,895,723	1,869,048
EBITDA	2,691,143	2,182,863	6,283,590	5,458,841
Gain on insurance recoveries	-	-	(21,064)	-
Loss on disposal of assets	-	-	99,934	-
Adjusted EBITDA	$2,691,143	$2,182,863	$6,362,460	$5,458,841

Adjusted EBITDA increased $508,000 or 23.3% and increased as a percentage of net revenues to 14.6% from 12.4% for the three months ended September 30, 2018 as compared to the same period in 2017. Adjusted EBITDA increased $904,000 or 16.6% and increased as a percentage of net revenues to 13.5% from 12.1% for the nine months ended September 30, 2018 compared to the same period in 2017. The increase for the three and nine months ended September 30, 2018 is primarily due to the increase in revenues compared to the same periods in 2017.

Revenues:

Total net revenues for the three months ended September 30, 2018 were $18,371,000, an increase of $704,000, or 4.0%,  compared to total net revenues of $17,667,000 for the three months ended September 30, 2017.  This increase primarily consists of increases in pari-mutuel and card casino revenue of 3.5% and 8.3%, respectively. Total net revenues for the nine months ended September 30, 2018 were $47,103,000, an increase of $2,147,000, or 4.8%, compared to total net revenues of $44,956,000 for the nine months ended September 30, 2017. This increase results primarily from increases in other and card casino revenue of 4.8% and 6.7%, respectively. See below for a further discussion of our sources of revenues.

Pari-Mutuel Data Revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Simulcast	$1,420,000	$1,407,000	$4,473,000	$4,386,000
Live Racing	1,353,000	1,392,000	2,295,000	2,335,000
Guest Fees	926,000	783,000	1,483,000	1,279,000
Other Revenue	257,000	239,000	750,000	781,000
Total Pari-Mutuel Revenue	$3,956,000	$3,821,000	$9,001,000	$8,781,000

Racing Days
Simulcast only racing days	51	52	204	206
Live and simulcast racing days	41	40	69	67
Total Number of Racing Days	92	92	273	273

Total pari-mutuel revenue increased $135,000, or 3.5%, and $220,000, or 2.5% for the three and nine months, respectively, ended September 30, 2018 compared to the same periods in 2017. The increases are related to Guest Fees primarily due to increased out of state handle as a result of racing Wednesdays in August 2018 compared to Sundays in August 2017. Other factors contributing to the increase are two additional live race days in 2018 compared to 2017, as well as the possibility of a Triple Crown winner in 2018.

Card Casino Revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Poker Games	$1,955,000	$2,172,000	$6,187,000	$6,719,000
Table Games	5,990,000	5,121,000	16,996,000	15,022,000
Total Collection Revenue	7,945,000	7,293,000	23,183,000	21,741,000
Other Revenue	694,000	687,000	2,214,000	2,056,000
Total Card Casino Revenue	$8,639,000	$7,980,000	$25,397,000	$23,797,000

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

As indicated in the table above, total Card Casino revenue increased $890,000, or 17%, and $1,975,000, or 13.1%, for the three and nine months, respectively, ended September 30, 2018 compared to the same periods in 2017. Effective March 2018, the Minnesota Racing Commission approved an amendment to the Canterbury Park Operating Plan that allowed the Company to increase the maximum percentage of table games buy-in that it can record as revenue from 18% to 20%. This amendment, combined with a higher than normal table games hold percentage during 2018, resulted in revenue percentages of 18.5% for March and April, 20% for May-August, and 18.5% in September. The comparable rate for 2017 during that period was 18%. The impact of this increase in revenue percentage was approximately $469,000 and $963,000 for the three and nine months ended September 30, 2018, respectively, which accounts for the majority of the increase in table games revenue for the periods. The remainder of the increase was due to increased table games play that the Company attributes to expanded promotional efforts, players wagering more due to a strong economy, and change in game mix. Also, higher jackpots on specific games contributed to increased play.

Food and Beverage Revenue:

Food and beverage revenue increased $72,000, or 2.3%, and $66,000, or 1.0% for the three and nine months ended September 30, 2018 compared to the same periods in 2017. The increase is attributable to price increases on select menu items and two additional live racing days compared to 2017.

Other Revenue:

Other revenue decreased $163,000, or 6.1%, and increased $261,000, or 4.8% for the three and nine months, respectively, ended September 30, 2018 compared to the same periods in 2017. For the three months ended September 30, 2018, the decrease is due to lower admission and publications revenue resulting from a decline in paid attendance on live racing days compared to the same period in 2017. For the nine months ended September 2018, the increase is primarily due to a short-term customer rental agreement in the first quarter of 2018, related to the Super Bowl held in Minneapolis. A portion of the revenues are reimbursed costs based on the terms of the contract. These costs are included as an expense in our Consolidated Statement of Operations.

Operating Expenses:

Total operating expenses increased $209,000, or 1.3%, and $1,348,000, or 3.3%, for the three and nine months, respectively, ended September 30, 2018 compared to the same periods in 2017. The following paragraphs provide further detail regarding certain operating expenses.

Purse expense increased $87,000, or 3.9%,  and $257,000, or 4.7% for the three and nine months, respectively ended September 30, 2018 compared to the same periods in 2017. The increases are primarily due to increased Card Casino and Pari-Mutuel revenues.

Salaries and benefits increased $750,000, or 4.2% for the nine months ended September 30, 2018. The increase is partially due to the State of Minnesota mandated increase of $0.15 in the minimum wage effective January 1, 2018. Additionally, two executive positions were open and unfilled during the majority of the 2017 first quarter and one executive position was open and unfilled for the majority of the 2017 second quarter. Furthermore, several new positions were added in 2018 due to the continued growth of the Company.

Utilities expense increased $37,000, or 6.8%, and $118,000, or 10.2% for the three and nine months, respectively, ended September 30, 2018, compared to the same periods in 2017. This is due to an increase in electricity, water and sewer rates.

Professional and contracted services increased $138,000, or 9.0%, and $143,000, or 4.0% for the three and nine months ended September 30, 2018 compared to the same periods in 2017. The increases are due to an increase in legal and consulting fees due in part to the higher level of Company development activities in the 2018 periods.

Other operating expenses increased $296,000, or 24.5% for the three months ended September 30, 2018 compared to the same periods in 2017. The increase is due to a reclassification in 2017 between other operating expenses and advertising and marketing related to RiverSouth expenses.

Net income for the three months ended September 30, 2018 and 2017  was $1,633,000 and $953,000, respectively. Net income for the nine months ended September 30, 2018 and 2017 was $3,348,000 and $2,182,000.

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

Liquidity and Capital Resources:

Net cash provided by operating activities for the nine months ended September 30, 2018 was $4,276,000, due in part to net income of $3,348,000, depreciation of $1,895,723, and stock-based compensation and 401(k) match totaling $671,000. The Company also experienced an increase in accounts payable of $233,000 and deferred revenue of $380,000. This was partially offset by a decrease in card casino accruals of $1,100,000 and accrued wages and payroll taxes of $944,000.

Net cash provided by operating activities for the nine months ended September 30, 2017 was $5,873,000 primarily from net income of $2,182,000, depreciation of $1,869,000, and stock-based compensation and 401(k) match totaling $614,000. The Company also experienced an increase in accounts payable and deferred revenue of $623,000 and a decrease in income taxes receivable of $511,000.

Net cash used in investing activities for the first nine months of 2018 and 2017 was $2,510,000 and $3,219,000, respectively, primarily for building remodel projects. The 2018 amount was partially offset by a decrease in notes receivable.

Net cash used in financing activities during the first nine months of 2018 and 2017 was $288,000 and $499,000, respectively, relating to cash dividends paid to shareholders, partially offset by proceeds from purchases of stock through the Employee Stock Purchase Plan and the exercise of stock options.

The Company has a general credit and security agreement with a financial institution. This agreement was amended and restated effective as of September 30, 2018 to extend the maturity date to September 30, 2019, increase the revolving credit line to $8,000,000, and allow for letters of credit in the aggregate amount of up to $2,000,000 to be issued under the credit agreement. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the three months ended September 30, 2018.

The Company’s cash and cash equivalent balance at September 30, 2018 was $11,953,000 compared to $8,888,000 at December 31, 2017. The Company believes that unrestricted funds available in its cash accounts, amounts available under its revolving line of credit, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements for regular operations, as well as its planned development expenses during 2018 and 2019.  However, if the Company engages in any additional significant real estate development, additional financing would more than likely be required.

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

Property and Equipment - We have significant capital invested in our property and equipment, which represents 68% of our total assets at September 30, 2018. We use our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows. If the sum of the related expected future net cash flows is less than the carrying value, management would determine how much of an impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. We have determined that no impairment of these assets exists at September 30, 2018.

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

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events. Under the CMA, the SMSC paid the Company $1,620,000 and $1,581,000 for marketing purposes during the nine months ended September 30, 2018 and 2017.

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

1 Includes $100,000 each year payable to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s condensed consolidated statements of operations. For the three and nine months ended September 30, 2018, the Company recorded $491,000 and $1,169,000 in other revenue and incurred $434,000 and $999,000 in advertising and marketing expense and $57,000 and $170,000 in depreciation related to the SMSC marketing funds. For the three and nine months ended September 30, 2017, the Company recorded $672,000 and $1,298,000 in other revenue and incurred $569,000 and $1,128,000 in advertising and marketing expense and $57,000 and $170,000 in depreciation related to the SMSC marketing payment.

Under the CMA, the Company has agreed for the 10-year term of the CMA expiring December 31, 2022 that it will not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

Redevelopment Agreement:

As mentioned above in note 10 of Notes to Financial Statements, on August 10, 2018, the City of Shakopee, the City of Shakopee Economic Development Authority, and the Company entered into a Redevelopment Agreement in connection with a Tax Increment Financing District (“TIF District”) that the City had approved in April 2018. Under the Redevelopment Agreement, the Company has agreed to undertake a number of specific infrastructure improvements within the TIF District, including the development of public streets, utilities, sidewalks, and other public infrastructure and the City of Shakopee agreed that a portion of the tax revenue generated from the developed property will be paid to the Company to reimburse it for its expense in constructing these improvements.  The Company expects to finance its improvements under the Redevelopment Agreement with funds from its current operating resources and existing credit facility and, potentially, third-party financing sources.

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
•

the success of the Company’s Canterbury Commons real estate development, including our reliance upon our joint venture partner Doran Companies to obtain financing for, construct, and profitably operate the upscale apartment complex.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Canterbury Park is not required to provide the information requested by this Item as it qualifies as a smaller reporting company.

ITEM 4:     CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures:

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with the filing of this Form 10-Q, management evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) Randall D. Sampson and Chief Financial Officer (CFO), Robert M. Wolf, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2018. Based on this assessment, management identified a material weakness in our internal control over financial reporting as described below. As a result of this material weakness, management concluded that, as of September 30, 2018, our internal control over financial reporting was not effective.

Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Securities Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the Framework. Based on management’s testing and evaluation, we concluded that our internal control over financial reporting was not effective, and as a result, resulted in a material weakness in internal controls.

The identified material weakness arose as a result of management’s incorrect initial determination of the effective date to recognize the gain associated with the Company’s transfer of land to the Doran Canterbury I joint venture described in Note10 of Notes to Financial Statements in this Form 10-Q.  As noted, on September 27, 2018, the Company’s subsidiary Canterbury Development LLC contributed approximately 13 acres of land to Doran Canterbury I as its equity contribution to the joint venture and became a 27.4% equity member.  As stated in the Doran Canterbury I Operating Agreement, Doran is responsible for securing financing for Doran Canterbury I.  If financing is not secured for Doran Canterbury I, however, the Company has the ability to withdraw from Doran Canterbury I.

As long as the Company has the right to withdraw its land contribution, the Company is not able to recognize the gain. As of September 27, 2018, and as of November 14, 2018, financing for Doran Canterbury I has not been secured.  Therefore, as of September 30, 2018, the Company is not recording (i) any gain associated with investment in this joint venture, or (ii) its interest in this joint venture

Because management initially determined the Company would recognize a  gain associated the Company’s transfer of land to the Doran Canterbury I joint venture and corrected this determination later in connection with finalizing this Form 10-Q, the Company has concluded that a reasonable possibility existed that a material misstatement in the Company’s consolidated financial statements would not have been prevented or detected on a timely basis.

The Doran Canterbury I joint venture is the Company’s first significant venture into real estate development and the agreements associated with these transactions are complex.  The Company initially erred in making and recording the gain for the contribution of land because management did not realize that its ability to reclaim the property if the financing is not secured prevented it from recognizing the income on a current basis.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

During our 2018 fiscal fourth quarter, we intend to begin implementing the following remediation plan to address the material weakness described above:

The Company believes that it needs to acquire additional technical expertise either within the Company or by engaging third party providers to understand the intricacies of some of the applicable revenue recognition rules in connection with the Doran joint venture and any future joint venture agreements or future Company development efforts.  We have begun a process to acquire this expertise.

(b)	Changes in Internal Control over Financial Reporting:

There have been no changes in internal control over financial reporting that occurred during the fiscal 2018 third quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as noted above. The Company is taking steps to ensure that it remediates the material weakness by implementing the measures described above.

PART II

OTHER INFORMATION

Item 1.			Legal Proceedings

Not Applicable.

Item 1A.			Risk Factors

Item 2.			Unregistered Sales of Equity Securities and Use of Proceeds

	(a)		Not Applicable.
	(b)		Not Applicable.
(c)

On December 17, 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 12b-18 in open market transactions, block purchases of privately negotiated transactions (the “2008 Stock Repurchase Plan”).  From its adoption until August 13, 2012, the Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and, on such date, authorized the repurchase of an additional 100,000 shares of the Company’s common stock.  The Company did not repurchase any shares during the third quarter of 2018.  The maximum number of shares that may yet be purchased under the above authorizations is 128,781 as of September 30, 2018.

Item 3.			Defaults upon Senior Securities

Not Applicable.

Item 4.			Mine Safety Disclosures

Not Applicable.

Item 5.			Other Information

Item 6.			Exhibits

10.1 31.1

Credit Amendment Agreement dated as of October 4, 2018, between and among Bremer Bank, National Association, Canterbury Park Holding Corporation, Canterbury Park Entertainment LLC and Canterbury Park Holding Corporation.

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

		31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

		32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

		99.1	Press Release dated November 14, 2018 announcing 2018 Third Quarter Results.

101

The following financial information from Canterbury Park Holding Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, formatted in eXtensible Business Reporting Language XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2018 and September 30, 2017, (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2018 and September 30, 2017, and (iv) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: November 14, 2018	/s/ Randall D. Sampson

Randall D. Sampson,
President and Chief Executive Officer

Dated: November 14, 2018	/s/ Robert M. Wolf

Robert M. Wolf,
Chief Financial Officer