Form 10-K
period 2018-12-31
Canterbury Park Holding Corp
filed 2019-03-29
CIK 1672909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ______ to ______

Commission File Number:  001‑37858

CANTERBURY PARK HOLDING CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Minnesota	47‑5349765
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1100 Canterbury Road Shakopee, MN 55379

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code:  (952) 445‑7223

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

Indicate by check mark whether the Registrant has submitted electronically,  every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).

YES	☒	NO	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).

YES	☐	NO	☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates based on the price at which the Company’s common stock was last sold on the NASDAQ Global Market, on June 30, 2018, the end of the registrant’s most recently completed second fiscal quarter, was $35,100,683.

On March 29, 2019, the Company had 4,573,658 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders, to be held on June 5, 2019 and which will be filed on or before April 26, 2019, are incorporated by reference into Part III of this Form 10‑K.

CANTERBURY PARK HOLDING CORPORATION

FORM 10‑K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2018

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

Business Overview - Canterbury Park Holding Corporation (the “Company,” “we,” “our,” or “us”) hosts pari-mutuel wagering on horse races and “unbanked” card games at its Canterbury Park Racetrack and Card Casino facility (the “Racetrack”) in Shakopee, Minnesota.  The Company’s pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack and year-round wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”).  Unbanked card games, in which patrons compete against each other, are hosted in the Card Casino at the Racetrack.  The Company also derives revenues from related services and activities, such as food and beverage, parking, advertising signage, publication sales, and catering and events held at the Racetrack.  The ownership and operation of the Racetrack and the Card Casino are significantly regulated by the Minnesota Racing Commission (“MRC”), a state regulatory commission whose board members are appointed by the Minnesota Governor and confirmed by the Minnesota State Senate.

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

The Company’s website is www.canterburypark.com.  Our Annual Reports on Form 10‑K, our Quarterly Reports on Form 10‑Q and our periodic reports on Form 8‑K (and any amendments to these reports) are available free of charge on our website.

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

Live Racing

For the years ended December 31, 2018 and 2017, the Racetrack hosted 69 days and 67 days, respectively, of live racing beginning in early May and concluding in September.  Currently, Minnesota law requires the Company to schedule a minimum of 125 days of live racing annually, unless the Minnesota Horsemen’s Benevolent and Protective Association (the “MHBPA”) agrees to a fewer number of live racing days. Since 1995, the MHBPA has agreed to waive the 125‑day requirement and has allowed the Company to run a live meet of at least 50 days each year. Pursuant to the CMA, the MHBPA entered into a Horse Association Agreement with the Company in which the MHBPA agreed to waive the 125‑day requirement if at least 65 days of live racing are scheduled each year during the term of the agreement.  If, for any reason, the MHBPA ceases to be bound by its obligations under the Horse Association Agreement, and the Company and the MHBPA are unable to agree on a live meet shorter than 125 days, the Company’s operations could be adversely affected by a decrease in the daily purses, potential reduction in the quality of horses, lower attendance, lower overall average amount wagered (“handle”), and substantially greater operating expenses.

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

Under federal and state law, in order to conduct simulcast operations either as a host or guest track, the Company must obtain the consent of the state’s regulatory authority and the organization that represents a majority of the owners and trainers of the horses who race at the Racetrack.  In Minnesota, these consents must be obtained from the MRC and the MHBPA, respectively.  As these consents are obtained annually, no assurance can be given that the MRC and the MHBPA will allow the Company to conduct simulcast operations either as a host or guest track after 2018. If either the MRC or the MHBPA does not consent, the Company’s operations could be adversely affected by a decrease in pari-mutuel revenue, potential reduction in the quality of horses, lower attendance, and lower overall handle.

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

Under Minnesota law, the Company is required to pay 10% of the first $6 million of gross Card Casino revenues towards purses for live horse racing at the Racetrack.  After meeting the $6 million threshold, the Company must pay 14% of gross Card Casino revenues as purse monies. Effective January 1 2019, the $6 million threshold was eliminated and the Company is required to pay 14% of gross Card Casino revenue as purse monies. Of funds allocated for purses, the Company pays 10% of the purse monies to the Minnesota Breeders’ Fund (the “MBF”), which is a fund apportioned by the MRC among various purposes related to Minnesota’s horse breeding and horse racing industries.  The remaining 90% of purse monies are divided between thoroughbred (90%) and quarter horse (10%) purse funds. Starting January 1 2019, thoroughbred will receive 91% and quarter horse will receive 9% of the purse funds.

(iii)         Food and Beverage Operations

The Company’s food and beverage operations consist of concession stands, restaurant and buffet, bars and other food venues.  The Company currently offers two year-round café style restaurants and full service bars within the Card Casino and simulcast area.  The Card Casino offers tableside menu service 24 hours a day. Our Triple Crown Club TM offers lounge services along with a buffet restaurant.  During live racing, a wide variety of concession style food and beverage options are available to our guests.

The food and beverage operations also include our catering and events services. The Company is the fourth largest event space in the Twin Cities with more than 100,000 square feet of available space. The Company’s facilities provide a variety of purposes for year-round events and other activities.  The Company’s event space has been used for craft shows, trade shows, pool and poker tournaments, automobile and other utility vehicle shows, major art shows, and fundraisers.  The Company’s outdoor spaces have been used for concerts, snowmobile races and other competitions. In 2016, the Company completed construction of a redesign of the infield of the Racetrack to use the space as a concert and event area. In addition to event space, the Company rents space in its horse stable area for boat storage during the winter months.

(iv)         Development Operations

The Company owns approximately 370 acres of land in Shakopee, Minnesota where the Racetrack is located. Approximately 273 acres of this land is specifically designated as being subject to MRC regulation as part of the Company’s  Class A license.  The amount of land currently needed to conduct Racetrack operations (grandstand, racetrack, stable area, parking areas, and land for other facilities including the expo center) is approximately 243 acres.  As a result, approximately 127 acres are considered underutilized (the “Underutilized Land”). This land is available for real estate development compatible with the Company’s Racetrack Operations.

For the past several years, the Company has explored various ways to develop the Underutilized Land.  The Company has reported on is plans to develop the Underutilized Land from time to time in reports to Securities and Exchange Commission and in press releases. The Company continues to pursue various mixed use development opportunities, such as residential development, office, restaurants, hotel, entertainment and retail operations. See footnote 14 of the consolidated financial statements for more detailed information on recent transactions.

(v)          Sources of Revenue

General

The Company’s revenues are principally derived from three activities: Card Casino operations, wagering on live and simulcast horse races, and food and beverage sales. For the year ended December 31, 2018, revenues from Card Casino operations represented 57.4% of total revenues, wagering on horse races generated 28.3% of total revenues, and food and beverage revenue represented 14.3% of total revenues.

Card Casino Operations

The Company currently receives collection revenue from poker and table games wagering in its Card Casino, which operates 24 hours per day, seven days per week. The primary source of Card Casino revenue is a percentage of the wagers received from the players, aggregated up to 20% per day, as defined by the MRC regulations, as compensation for providing the Card Casino facility and services, referred to as “collection revenue.”  In addition, several table games offer a progressive jackpot.  The player has the option of playing the jackpot with the opportunity to win some or the entire jackpot amount, depending upon the player’s hand.  The Company collects a “rake” of 5%‑10%, depending on the limit of the game, of each addition to the “pot” up to a maximum of $5 per hand as its collection revenue.  In addition, poker games offer progressive jackpots for most games.  In order to fund the jackpot pools, the dealer withholds $1 from each final pot in excess of the $15 minimum.

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

Additionally, Minnesota Advanced Deposit Wagering (“ADW”) legislation allows Minnesota residents to engage in pari-mutuel wagering on out-of-state horse races online with a prefunded account through an ADW provider. The Company collects a percentage of monies wagered (generally 3.25% to 5.0%) by Minnesota residents through the ADW provider as a source market fee. The Company pays 28% of the collected revenues to another Minnesota-based horse track, and records the remaining 72% as revenues and records expenses of at least 50% for purses and breeders’ awards.

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

(vi)         Competition

The Company faces direct competition from North Metro Harness Initiative, LLC (“NMHI”), which operates the Running Aces Harness Park in Columbus Township, Anoka County, Minnesota, a racetrack and card room that is located approximately 50 miles from Canterbury Park.  NHMI offers pari-mutuel wagering on live races of standardbred (“harness”) horses on a seasonal basis and year round wagering on simulcasting of all breeds of horse races.  In addition to pari-mutuel wagering, NHMI operates a card room that directly competes with the Company’s Card Casino.   Due to its proximity and similar wagering and gaming offerings, NHMI’s direct and substantial competition could adversely affect the Company’s business, financial condition and results of operations.

The Company operates in a highly competitive wagering and gaming environment with a large number of participants. The Company competes with competitive wagering operations and activities that include tribal casinos, state-sponsored lotteries and other forms of legalized gaming in the U.S. and other jurisdictions.  The Company competes with a number of tribal casinos in the State of Minnesota that offer video slot machines, table games and unbanked card games, including Minnesota’s largest casino, Mystic Lake, which is located approximately four miles from the Racetrack and which is owned by the SMSC.

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

Finally, the Company competes with racetracks located throughout the United States in securing horses to run at the Racetrack.  Attracting owners and trainers that can bring high quality horses to our Racetrack is largely dependent on our ability to offer competitive purses.  The Company experiences significant competition for horses from racetracks located near Des Moines, Iowa and Chicago, Illinois. We expect this competition to continue for the foreseeable future.

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

In addition, the law requires that the Company reimburse the MRC for actual costs, including stewards, state veterinarians and drug testing, related to the regulating of live racing. For fiscal years ended December 31, 2018 and 2017, the Company paid $628,000 and $638,000 respectively, to the MRC as reimbursement for costs of regulating live racing operations.

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

Card Casino Regulation

The MRC is also authorized by the Racing Act to regulate Card Casino operations. The law requires that the Company reimburse the MRC for its actual costs, including personnel costs, of regulating the Card Casino.  For fiscal years ended December 31, 2018 and 2017, the Company paid $224,000 and $195,000, respectively, to the MRC as reimbursement for costs of regulating Card Casino operations.

On January 19, 2000, the MRC issued an additional Class B License to the Company that authorized the Company to host unbanked card games.  The Class B License is renewable each year by the MRC after a public hearing (if required by the MRC).  Currently, the Class B License fee of $10,000 per calendar year is included in the Class A License fee of $253,000 per calendar year.

Local Regulation

The Company’s operations are subject to state and local laws, regulations, ordinances, and other provisions affecting zoning, public health, and other matters that may have the effect of restricting the uses to which the Company’s land and other assets may be used.  Also, any development of the Racetrack site is, among other things, subject to applicable zoning ordinances and requires approval by the City of Shakopee and other authorities. There can be no assurance these approvals will be obtained for any future development the Company proposes.

Federal Regulation

In December 2017, the Tax Cuts and Jobs Act (“TCJA”) went into effect. The TCJA contained substantial changes to the Internal Revenue Code, effective January 1, 2018, some of which could have an adverse effect on our business.

(viii)       Recent Legislation

Minimum Wage Legislation

In 2014, Minnesota legislation enacted into law an increase in the minimum wage that must be paid to most Company employees. On January 1, 2018, the minimum wage was set to increase at the beginning of each year by the rate of inflation with a maximum increase of up to 2.5% per year. The minimum wage for 2019 will be $9.86 per hour. Prior to August 1, 2014, the Company employed a large number of individuals who received an hourly wage equal to or slightly above $7.25 per hour. As a result, this legislation had an adverse financial impact in 2014 through 2018, and will continue to have an adverse impact. We have implemented measures to partially mitigate the impact of this increase by raising our prices and reducing our employee count. These measures could themselves have an adverse effect because higher prices and diminished service levels may discourage customers from visiting the Racetrack.

Advanced Deposit Wagering Legislation

Minnesota ADW legislation that became effective November 1, 2016, requires ADW providers to be licensed by the MRC and established licensing criteria and regulatory oversight of ADW providers doing business in the State of Minnesota. The law allows licensed racetracks to negotiate separate agreements with the ADW providers to remit source market fees to those racetracks. The ADW source market revenue to the Company totaled approximately $878,000 and $881,000 for the fiscal years ended December 31, 2018 and 2017, respectively. As part of the agreement, 50% of source market fees is allocated to purse accounts and the MBF.

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

Under the CMA, as amended, the SMSC paid the horsemen $7.3 million and $7.2 million for purse enhancements for the years ended December 31, 2018 and 2017, respectively.

Under the CMA, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events.  Under the CMA, the SMSC paid the Company $1.6 million for marketing purposes for the years ended December 31, 2018 and 2017.

In January 2015, 2016, 2017, and 2018 the CMA was amended to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.” As the CMA has most recently been amended, SMSC has agreed to make the following purse enhancement and marketing payments in 2019 through 2022:

	Purse Enhancement Payments to		Marketing Payments to Canterbury
Year	Horsemen	1	Park
2019	$7,380,000		$1,620,000
2020	7,380,000		1,620,000
2021	7,380,000		1,620,000
2022	7,380,000		1,620,000

1 - Includes $100,000 each year payable to various horsemen associations

The amounts received from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the year ended December 31, 2018, the Company recorded $1,275,000 in other revenue and incurred $1,049,000 in advertising and marketing expense and $226,000 in depreciation related to the SMSC marketing payment. For the year ended December 31, 2017, the Company recorded $1,399,000 in other revenue and incurred $1,173,000 in advertising and marketing expense and $226,000 in depreciation related to the SMSC marketing payment. The excess of amounts received over revenue is reflected as deferred revenue on the company’s consolidated balance sheets.

Under the CMA, the Company agreed for the term of the CMA that it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

If the Company breaches its obligations under the terms of the agreement, the Company is obligated to repay (1) all amounts paid by SMSC pursuant to the agreement; (2) pay to the SMSC an amount equal to all Horse Association Payments paid by SMSC; and (3) pay to SMSC any additional amounts for any other damages SMSC incurs. The Company has not violated and does not intend to violate its obligations with respect to the agreement. The Company believes the likelihood of a breach of obligations is remote.

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

(xi)         Employees

At December 31, 2018, the Company had 257 full-time employees and 597 part-time employees. The Company adds approximately 350 employees on a seasonal basis for live racing operations from early May until early September.  The Company’s management believes its employee relations are good.

(xii)        Executive Officers

The executive officers of the Company, their ages and their positions with the Company at March 15, 2019 are as follows:

Name	Age	Position with Company
Randall D. Sampson	60	President and CEO

Robert M. Wolf	50	Senior Vice President of Finance and CFO

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

We face significant competition, both directly from other racing and gaming operations and indirectly from other forms of entertainment and leisure time activities, which could have a material adverse effect on our operations.

We face intense competition in our market, particularly competition from NMHI, which offers unbanked card games similar to those we offer.  We also compete with Native American owned casinos.  These facilities have the advantage of being exempt from some state and federal taxes and state regulation of indoor smoking, and have the ability to offer a wider variety of gaming products.  Internet-based interactive gaming and wagering, both legal and illegal, is growing rapidly and we anticipate competition in this area will become more intense as new Internet-based ventures enter our industry and as state and federal regulations on Internet-based activities are clarified. Additionally, we compete with other forms of gambling, spectator sports, other forms of entertainment, and other racetracks throughout the country as we discussed under “Competition” above.

We expect competition for our existing and future operations to increase from NMHI, existing tribal casinos, and racetracks that are able to subsidize their purses with alternative gaming revenues. Competition for simulcasting customers will be intense given the 2016 legalization of online internet wagering on horse racing in Minnesota, through ADW providers. In addition, several of our tribal gaming competitors in Minnesota have substantially larger marketing and financial resources than we do.  We are unable to predict with any certainty the effects of existing and future competition on our operating results.

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

Our operations and oversight by the MRC are ultimately subject to the laws of Minnesota including, but not limited to, the Minnesota Racing Act, and there exists the risk that these laws may be amended in ways adverse to our operations.  In particular, we are required to pay special racing-related and Card-Casino-related taxes and fees in addition to normal federal, state, and local income taxes. These taxes and fees are subject to increase at any time.  From time to time, state and local legislators and officials have proposed changes in tax laws, or in the administration of laws affecting our industry, such as the allocation of each wagering pool to winning bettors, the Racetrack, purses, and the MBF.  In addition, poor economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes.  It is not possible to predict with certainty the likelihood of changes in tax laws or in the administration of these laws.  These changes, if adopted, could have a material adverse effect on our operations.

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

If the Company breaches its obligations under the terms of the agreement, the Company is obligated to repay (1) all amounts paid by SMSC pursuant to the agreement; (2) pay to the SMSC an amount equal to all Horse Association Payments paid by SMSC; and (3) pay to SMSC any additional amounts for any other damages SMSC incurs. The Company has not violated and does not intend to violate its obligations with respect to the agreement. The Company believes the likelihood of a breach of obligations is remote.

Purse Enhancement Payments and Marketing Payments under our CMA with SMSC may not continue after 2022.

The term of the CMA with SMSC ends December 31, 2022, and there is no certainty the CMA can be extended or renegotiated on terms that are mutually acceptable to SMSC, the horsepersons’ associations and the Company.  In particular, there can be no assurance that, after December 31, 2022, SMSC’s purse enhancement payments to the horsepersons’ associations and marketing payments to the Company will continue at the levels currently being paid, if at all. If, by December 31, 2022, the CMA is not extended or renegotiated on economic terms substantially similar to those currently in effect or due to the parties being unable to mutually agree on other terms, the Company’s future revenue from live racing and its profitability could be materially adversely affected.

Nationally the popularity of horse racing has declined.

There has been a general decline in the number of people wagering on live horse races at North American racetracks, either in person or via simulcasting, due to a number of factors, including increased competition from other wagering and entertainment alternatives as discussed above. According to industry sources, pari-mutuel handle declined 27% from 2007 to 2011 and has been relatively stable since 2011, experiencing less than a 1% decline between 2011 and 2018. Declining interest in horse racing has had a negative impact on revenues and profitability in our racing business. Our business plan anticipates a slight reduction in attendance and pari-mutuel wagering during our 2019 live meet due to a reduction in the number of racing days. However, as a result of the purse enhancement payments and marketing payments we receive under the CMA, we still expect to outperform the industry as it relates to field size, live handle, and simulcast handle in 2019 and beyond. Regardless, we recognize that a general decline in interest in horse racing and pari-mutuel wagering could have a material adverse impact on our business, financial condition and results of operations in future years

We may not be able to attract a sufficient number of horses and trainers to achieve above average field sizes.

We believe that patrons prefer to wager on races with a number of horses in the race (the “field”) at or above the national average. A failure to offer races with adequate fields results in less wagering on our horse races.  Our ability to attract adequate fields depends on several factors.  First, it depends on our ability to offer and fund competitive purses. Second, it depends on the overall horse population available for racing.  Various factors have led to declines in the horse population in some areas of the country, including competition from racetracks in other areas, increased costs and changing economic returns for owners and breeders, and the spread of various debilitating and contagious equine diseases.  If our racetrack is faced with a sustained outbreak of a contagious equine disease, it could have a material impact on our profitability.  Finally, if we are unable to attract horse owners to stable and race their horses at our racetrack by offering a competitive environment, including high-quality facilities, a well-maintained racetrack, comfortable conditions for backstretch personnel involved in the care and training of horses stabled at our racetrack and a competitive purse structure, our profitability could also decrease.  We also face increased competition for horses and trainers from racetracks that are licensed to operate slot machines and other electronic gaming machines that provide these racetracks an advantage in generating new additional revenues for race purses and capital improvements.  While our ability to offer adequate fields to patrons during our live meets has been substantially strengthened by the purse enhancement payments that are scheduled to be made under the CMA through 2022, our inability to attract adequate fields, for whatever reason, could have a material adverse impact on our business, financial condition and results of operations.

Inclement weather and other conditions may affect our ability to conduct live racing.

Since horse racing is conducted outdoors, unfavorable weather conditions, including extremely high and low temperatures, high winds, storms, tornadoes and hurricanes, could cause events to be postponed or canceled or attendance to be lower, resulting in reduced wagering.  Our operations, as well as the racetracks from which we receive simulcast signals, are subject to reduced patronage, disruptions or complete cessation of operations due to weather conditions, natural disasters and other casualties.  If a business interruption were to occur due to inclement weather and continue for a significant length of time at our racetrack, it could have a material adverse impact on our business, financial condition and results of operations. The Company maintains insurance for incremental weather conditions that would help mitigate the financial impact on our business.

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

Our customers use information provided by a third party vendor that accumulates wagers, records sales, calculates payoffs and displays wagering data in a secure manner to patrons who wager on our horse races.  Any failure to keep this technology current could limit our ability to serve patrons effectively or develop new forms of wagering or affect the security of the wagering process, thus affecting patron confidence in our product.  A perceived lack of integrity in the wagering systems could result in a decline in bettor confidence and could lead to a decline in the amount wagered on horse racing.  In addition, a totalizator system failure could cause a considerable loss of revenue if betting machines are unavailable for a significant period of time or during an event with high betting volume.

An increase in the minimum wage mandated under Federal or Minnesota law could have a material adverse effect on our operations and financial results.

The Company employs a large number of individuals at an hourly wage equal to or slightly above the current state mandated wage of $9.65 per hour.  See “Recent Legislation” above for additional information regarding recently enacted minimum wage legislation.  Most of these employees are either high school or college students employed on a seasonal basis or tipped employees, many of whom receive, on average, tip income that is significantly higher than the current minimum wage.  From time to time legislation is introduced in the U.S. Congress or the Minnesota legislature that would substantially increase the minimum wage.   Passage of legislation that would substantially increase the minimum wage could have a material adverse impact on the Company.

Uncertainty regarding the success of a possible real estate development project.

The Company is currently pursuing the commercial development of its Underutilized Land.  See discussion above titled “Development Operations.”  The development of residential and commercial real estate involves many risks, including but not limited to the selection of development partners; building design and construction; obtaining government permits; financing; securing and retaining tenants; and the volatility of real estate market conditions.  Accordingly, there can be no assurance that the Company’s real estate development activities will be successful.

Uncertainty regarding Tax Increment Financing

Under the Redevelopment Agreement with the City of Shakopee, the Company has agreed to undertake a number of specific infrastructure improvements within the TIF District. The funding that the Company will be paid as reimbursement under the TIF program for these improvements is not guaranteed, but will depend on future tax revenues generated from the developed property

The payment and amount of future dividends is subject to Board of Director discretion and to various risks and uncertainties.

The payment and amount of future quarterly dividends is within the discretion of the Board of Directors and will depend on factors the Board deems relevant at each time it considers declaring a dividend. These factors include, but are not limited to: available cash; management’s expectations regarding future performance and free cash flow; alternative uses of cash to fund capital expenditures and real estate development; and the effect of various risks and uncertainties described in this “Risk Factors” section.

Our information technology and other systems are subject to cyber security risk including misappropriation of customer information or other breaches of information security.

We rely on information technology and other systems to maintain and transmit customers’ personal and financial information, credit card information, mailing lists and other information. We have taken steps designed to safeguard our customers’ personal and financial information and have implemented systems designed to meet all requirements of the Payment Card Industry standards for data protection. However, our information and processes are subject to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus or unauthorized or fraudulent access or use by unauthorized individuals. The steps we take to deter and mitigate these risks may not be successful, and any resulting compromise or loss of data or systems could adversely impact operations or regulatory compliance and could result in remedial expenses, fines, litigation and loss of reputation, potentially impacting our financial results. Although we have invested in and deployed security systems and developed processes that are designed to protect all sensitive data, prevent data loss and reduce the impact of any security breach, such measures cannot provide absolute security.

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

Racing Surfaces

The racing surfaces consist of a one-mile oval dirt/limestone track and a 7/8‑mile oval turf course.  The dirt track includes a one and one-quarter mile front stretch chute, a 6‑1/2 furlong backstretch chute, and a 3‑1/2 furlong chute and is lighted for night racing.

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

Underutilized Land

In 2018, the Company transferred approximately 13 acres of land to the Doran Canterbury I joint venture as part of its equity contribution in the first phase of the apartment complex. The Company has approximately 127 acres of land remaining that are owned or controlled by the Company that are not currently used for its business operations, and could be developed or sold, in whole or in part.  See discussion above titled “Development Operations” and footnote 14 to the consolidated financial statements for more information.

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

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)          MARKET INFORMATION

The Company’s common stock trades on the NASDAQ Global Market under the symbol CPHC. The table set forth below indicates the high and low sale prices and cash dividends declared for the Common Stock in the quarterly periods ending December 31, 2018 and 2017:

	Price Range		Cash Dividends
Common Stock	High	Low	Declared
2018
First Quarter	$16.50	$13.55	$0.07
Second Quarter	17.72	14.20	0.07
Third Quarter	15.90	14.56	0.07
Fourth Quarter	17.00	12.20	0.07
2017
First Quarter	10.75	9.80	0.05
Second Quarter	11.38	9.99	0.06
Third Quarter	12.80	10.98	0.06
Fourth Quarter	17.55	11.75	0.06

(b)          HOLDERS

At March 15, 2019, the Company had 740 shareholders of record of its common stock. Since many holders’ shares are listed under their brokerage firms’ names, the actual number of shareholders is estimated by the Company to be over 2,000.

(c)          DIVIDENDS

The Company has a dividend policy to pay regular quarterly cash dividends to its shareholders based on the Company’s earnings, projected future earnings and cash requirements. In 2017 under this policy, the Company paid a $.05 per share dividend to its shareholders in January and April and $.06 per share dividend in July and October. In 2018, the Company paid a $.06 per share dividend in January and $.07 per share dividend in April, July, and October.

(d)          SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information as of December 31, 2018 regarding our equity compensation plans:

Securities Authorized for Issuance Under Equity Compensation Plans

	(a)		(c)
	Number of shares		Number of shares of
	of common stock to	(b)	common stock
	be issued upon	Weighted-average	remaining available for
	exercise of	exercise price of	future issuance under
	outstanding	outstanding	equity compensation
	options, warrants	options, warrants	plans (excluding shares
Plan Category	and rights	and rights	in column (a))
Equity compensation plans approved by security holders:
1994 Stock Plan	75,062	$7.95	377,030
1995 Employee Stock Purchase Plan	—	—	43,829
Equity compensation plans not approved by security holders:
Stock Option Plan for Non-Employee Consultants and Advisors (1)	—	—	162,500
Total	75,062		583,359

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

Not Applicable for Smaller Reporting Companies.

(f)           RECENT SALE OF UNREGISTERED SECURITIES

Not Applicable.

(g)          PURCHASES OF EQUITY SECURITIES BY THE ISSUER

In 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 10b‑18 in open market transactions or block purchases of privately negotiated transactions (the “Stock Repurchase Plan”).  The Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and in 2012, authorized the repurchase of an additional 100,000 shares of the Company’s common stock.  No shares were repurchased in 2018 or 2017, and currently the Company is authorized to repurchase up to 128,781 shares under the Stock Repurchase Plan.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for each of the five fiscal years ended December 31, 2018. The operating and balance sheet data for the years ended and as of December 31, 2018,  2017, 2016, 2015 and 2014 are derived from our audited consolidated financial statements.  The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes thereto included elsewhere in this report.

(In thousands except for per share amounts)

	Year Ended December 31,
OPERATING DATA	2018		2017		2016		2015		2014
Net Revenues	$59,142		$56,953		$52,460		$52,263		$48,470
Operating Expenses	51,495	(5)	52,432	(4)	45,319	(3)	47,649	(2)	44,370	(1)
Income Before Income Taxes	7,708		4,571		7,120		4,617		4,102
Income Tax Expense	(1,990)		(480)		(2,924)		(1,890)		(1,691)
Net Income	5,718		4,091		4,196		2,727		2,411
Basic Net Income per Share	$1.28		$0.93		$0.98		$0.65		$0.58
Diluted Net Income per Share	1.26		0.93		0.97		0.64		0.57
Dividends Declared per Share	0.28		0.23		0.35		0.25		—
Cash Flows from Operating Activities	$6,333		$7,086		$4,941		$4,429		$4,590

	At December 31,
BALANCE SHEET DATA	2018	2017	2016	2015	2014
Land, Buildings and Equipment, Net	$38,131	$36,962	$35,379	$34,118	$28,076
Total Assets	61,426	54,537	49,625	45,341	39,496
Total Stockholders’ Equity	$46,734	$40,717	$36,551	$33,097	$30,995
Number of Common Shares Outstanding at Year End	4,528	4,414	4,325	4,238	4,201

[1]

During fiscal year 2014, the Company reduced operating expenses $958,000 by recording a gain on insurance recoveries due to damage to our property resulting from multiple severe storms at the Racetrack.

[2]

During fiscal year 2015, the Company reduced operating expenses $1,502,000 by recording a $495,000 gain on insurance recoveries, $347,000 gain on sale of its Shakopee Valley RV Park, and $660,000 gain on sale of land

[3]	During fiscal year 2016, the Company reduced operating expenses $5,311,000 by recording a $1,465,000 gain on insurance recoveries and $3,846,000 gain on sale of land.
[4]	During fiscal year 2017, the Company reduced operating expenses $141,000 by recording a gain on insurance recoveries.
[5]	During fiscal year 2018, the Company reduced operating expenses $2,392,000 by recording a $21,000 gain on insurance recoveries, $129,580 gain on sale of land, and $2,241,000 gain on transfer of land.

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Canterbury Park Holding Corporation, our operations, our financial results and financial condition, and our present business environment.  This MD&A is provided as a supplement to and should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements (the “Notes”).  Our actual results could differ materially from those anticipated in the forward-looking statements included in this discussion as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” and “Forward-Looking Statements” included elsewhere in this Annual Report on Form 10‑K.

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

The following summarizes our financial performance for the last five years (in 000’s):

Financial Performance Summary	2018		2017		2016		2015		2014
Net Revenues	$59,142		$56,953		$52,460		$52,263		$48,470
Operating Expenses	51,495	(5)	52,432	(4)	45,319	(3)	47,649	(2)	44,370	(1)
Income Before Income Taxes	7,708		4,571		7,120		4,617		4,102
Income Tax Expense	(1,990)		(480)		(2,924)		(1,890)		(1,691)
Net Income	5,718		4,091		4,196		2,727		2,411

[1]

During fiscal year 2014, the Company reduced operating expenses $958,000 by recording a gain on insurance recoveries due to damage to our property resulting from multiple severe storms at the Racetrack.

[2]

During fiscal year 2015, the Company reduced operating expenses $1,502,000 by recording a $495,000 gain on insurance recoveries, a $347,000 gain on sale of its Shakopee Valley RV Park, and a $660,000 gain on sale of land.

[3]	During fiscal year 2016, the Company reduced operating expenses $5,311,000 by recording a $1,465,000 gain on insurance recoveries and $3,846,000 gain on sale of land.
[4]	During fiscal year 2017, the Company reduced operating expenses by $141,000 by recording a gain on insurance recoveries.
[5]	During fiscal year 2018, Company reduced operating expenses $2,392,000 by recording a $21,000 gain on insurance recoveries, $129,580 gain on sale of land, and $2,241,000 gain on transfer of land.

Our management team has extensive knowledge of the horse racing, Card Casino, and food and beverage operations, and our staff has demonstrated a commitment to enhancing the customer experience.  The Company believes that management has a good relationship with our workforce and is able to retain qualified personnel as demonstrated by our low turnover rate.

Our facilities are modern by racetrack industry standards, and we have invested heavily in the past few years to update and upgrade them to meet the needs of our customers and horsemen.  Our site, in a prime location on the edge of the Minneapolis–St. Paul metropolitan area in one of the fastest-growing counties in Minnesota, provides us with great long-term growth and development opportunities; our Board of Directors regularly considers additional uses for underutilized portions of our property.  Our long-term strategic direction is to continue to enhance our Racetrack as a unique gaming and entertainment destination and develop approximately 127 acres of underutilized land not needed for our current business uses.

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

OPERATIONS REVIEW

YEAR ENDED DECEMBER 31, 2018 COMPARED TO YEAR ENDED DECEMBER 31, 2017

EBITDA represents earnings before interest income, income tax expense, and depreciation and amortization.  EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles in the United States of America ("GAAP"), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance or cash flows from operating activities as a measure of liquidity.  We present EBITDA as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry.  Other companies that provide EBITDA information may calculate EBITDA differently than we do. We also compute Adjusted EBITDA, which reflects additional adjustments to Net Income to eliminate unusual or non-recurring items. For the year ended December 31, 2018, Adjusted EBITDA excluded the loss on disposal of assets,  gain on insurance recoveries, gain on sale of land, and gain on transfer of land. For the year ended December 31, 2017, Adjusted EBITDA excluded the gain on insurance recoveries and loss on disposal of assets.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and Adjusted EBITDA (defined above), which is also a non-GAAP measure, for the years ended:

SUMMARY OF EBITDA DATA

	Year Ended December 31,
	2018	2017
NET INCOME	$5,718,444	$4,090,781
Interest income, net	(61,515)	(49,624)
Income tax expense	1,990,000	480,000
Depreciation	2,563,579	2,529,437
EBITDA	10,210,509	7,050,594
Gain on insurance recoveries	(21,064)	(140,552)
Loss on disposal of assets	120,940	2,198
Gain on sale of land	(129,580)	—
Gain on transfer of land	(2,241,206)	—
ADJUSTED EBITDA	$7,939,599	$6,912,240

Adjusted EBITDA increased $1,027,000, or 14.9%, and increased as a percentage of net revenues to 13.4% from 12.1% for 2018 compared to 2017.

REVENUES

Total net revenues for 2018 were $59,142,000, an increase of $2,189,000, or 3.8%, compared to total net revenues of $56,953,000 for 2017. Total pari-mutuel revenue increased 2.5%, Card Casino revenue increased 6.1%, and food and beverage revenue increased 1.0% in 2018 compared to 2017. See below for a further discussion of our sources of revenues.

PARI-MUTUEL REVENUES

	Year Ended December 31,
	2018	2017
Simulcast	$5,821,000	$5,648,000
Live racing	2,295,000	2,335,000
Guest fees	1,483,000	1,279,000
Other revenue	1,040,000	1,116,000
Total Pari-Mutuel Revenue	$10,639,000	$10,378,000

Racing Days
Simulcast only racing days	295	297
Live and simulcast racing days	69	67
Total Number of Racing Days	364	364

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

Total 2018 pari-mutuel revenue increased $261,000, or 2.5%, compared to 2017.  Simulcast revenue increased $173,000, or 3.1%, in 2018 compared to 2017. This is primarily due to the possibility of a Triple Crown winner in 2018 as well as a stronger Breeders Cup in 2018. Guest Fees also increased $204,000, or 15.9%, primarily due to increased out of state handle as a result of racing Wednesdays in August 2018 compared to Sundays in August 2017. This is partially offset by a decrease in Live Racing revenue of $40,000, or 1.7%, primarily due to the impact of inclement weather in 2018 on a number of our premium days as well as racing Wednesdays in 2018 compared to Sundays in 2017.

CARD CASINO REVENUES

	Year Ended December 31,
	2018	2017
Poker Games	$8,290,000	$8,917,000
Table Games	22,486,000	20,215,000
Total Collection Revenue	30,776,000	29,132,000
Other Revenue	3,144,000	2,848,000
Total Card Casino Revenue	$33,920,000	$31,980,000

The primary source of Card Casino revenue is a percentage of the wagers received from the players as compensation for providing the Card Casino facility and services, referred to as “collection revenue.” Other Revenue presented above includes fees collected for the administration of tournaments and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds.  Card Casino revenue represented 56.6% and 56.2% of the Company’s net revenues for the years ended December 31, 2018 and 2017, respectively.

Total Card Casino revenue increased $1,940,000, or 6.1%, in 2018 compared to 2017. Poker revenue decreased $627,000, or 7.0%, in 2018 compared to 2017. The decrease in poker revenue reflects a continuing industry decline in the popularity of poker. Table games collection revenue increased $2,271,000, or 11.2%, in 2018 compared to 2017.  Effective March 2018, the Minnesota Racing Commission approved an amendment to the Canterbury Park Operating Plan that allowed the Company to increase the maximum percentage of table games buy-in that it can record as revenue from 18% to 20%. This amendment, combined with a higher than normal table games hold percentage during 2018, resulted in revenue percentages of 18.5% for March and April, 20% for May-August, and 18.5% in September-December. The comparable rate for 2017 was 18%. The impact of this increase in revenue percentage was approximately $1,100,000. The remainder of the increase was due to increased table games play that the Company attributes to players wagering more due to a strong economy and change in game mix. Also, higher jackpots on specific games in early 2018 contributed to increased play.

FOOD AND BEVERAGE REVENUES

Food and beverage revenue increased $79,000, or 1.0%, to $8,018,000 for the year ended December 31, 2018 compared to 2017. This increase is primarily due to price increases on select menu items and two additional live racing days compared to 2017.

OTHER REVENUES

Other revenue decreased $92,000, or 1.4%, to $6,565,000 in 2018 compared to 2017. This decrease is primarily due to lower admission and publications revenue resulting from a  decline in paid attendance on live racing days compared to the same period in 2017.

OPERATING EXPENSES

Total operating expenses decreased approximately $937,000, or 1.8%, to $51,495,000 in 2018, from $52,432,000 in 2017. Total operating expenses as a percentage of net revenues decreased to 87.1% in 2018 from 92.1% in 2017. Excluding the reduction in operating expenses from all gains and losses from both years, total operating expenses increased $1,196,000, or 2.3% in 2018 compared to 2017.

Total purse expense increased $325,000, or 4.7%, in 2018 compared to 2017 due to an increase in Card Casino and pari-mutuel revenue.  These factors also resulted in an increase in MBF expense (shown below).  As discussed in greater detail in Item 1 above, Minnesota law requires us to allocate a portion of Card Casino revenues, wagering handle on simulcast and live horse races, and ADW source market fees for future payment as purses for live horse races and other authorized uses. While most of these amounts were paid into the purse funds for thoroughbred and quarter horse races, Minnesota law requires that a portion of the amounts allocated for purses be paid into the Minnesota Breeders’ Fund (the “MBF”).

			Minnesota Breeders’
	Purse Expense		Fund Expense
	2018	2017	2018	2017
Card Casino	$4,058,000	$3,765,000	$451,000	$424,000
Simulcast Racing	1,793,000	1,731,000	472,000	492,000
Live Racing	1,330,000	1,361,000	116,000	114,000
Total	$7,181,000	$6,857,000	$1,039,000	$1,030,000

Salaries and benefits expense increased $1,256,000, or 5.4%, in 2018 compared to 2017. The increase is due to the State of Minnesota mandated increase of $0.15 in the minimum wage effective January 1, 2018, as well as additional non-exempt labor needed resulting from the increase in operating revenues. Furthermore, the Company added several new exempt level positions in 2018 due to its continued growth.

Utilities expense increased $107,000, or 7.6%, in 2018 compared to 2017. This is due to an increase in electricity, gas, and water and sewer rates.

Advertising and marketing costs decreased $216,000, or 8.0%, in 2018 compared to 2017. The changes are primarily attributable to the decreased expenditures related to RiverSouth, an area wide marketing initiative that is designed to increase visitors to Shakopee’s entertainment, hospitality and retail businesses.

During 2014, the Company incurred damage to buildings from multiple severe storms at the Racetrack. During the year ended December 31, 2015, the Company recognized as a reduction in operating expenses a $495,000 insurance recoveries gain in the Consolidated Statements of Operations as “Gain on insurance recoveries.”  For the year ended December 31, 2016, the Company received additional insurance proceeds of $592,000 and recognized as a reduction in operating expenses as insurance recoveries gain in the Consolidated Statements of Operations as “Gain on insurance recoveries.” The Company had also concluded an additional $873,000 of insurance reimbursement would be received in 2017 when roof repair work was completed.  However, the Company was notified in 2017 that the costs of the repairs have exceeded the original contract price. Therefore, the Company recognized an additional $141,000 “Gain on insurance recoveries” as a reduction in operating expenses in the Consolidated Statements of Operations for the year ended December 31, 2017.  Additionally, the Company recorded an additional gain of $21,000 in 2018. Because the claim has been settled and confirmed by the insurance company, that amount has been recognized as a gain on insurance recovery receivable in accordance with U.S. GAAP.  The storms did not cause any interruptions to the business or otherwise affect the Company’s consolidated financial results of operations.

On October 6, 2015, the Company sold six acres of land adjacent to the Racetrack for $1,459,000 and recorded a gain of $660,000, reported on the Consolidated Statements of Operations – Gain on sale of land.  This transaction was structured as a “deferred exchange using a qualified intermediary” pursuant to Internal Revenue Code (IRC) Section 1031 exchange (“1031 Exchange”) for income tax purposes.  Under the agreement, the Company had the option to repurchase up to one acre within three years from closing date at the sale price of approximately $240,000 per acre. According to ASC 360‑20‑40‑38 - Derecognition, the Company recorded the repurchase option acre as a deferred gain liability in the amount of $240,000 on the Consolidated Balance Sheets. Since the risks and rewards were not completely transferred to the buyer based on the repurchase option the Company maintained the asset on our financials in the amount of $110,000.  In October 2018, the repurchase option expired and the Company did not repurchase the land. Therefore, the Company recognized the gain of $130,000 on the Consolidated Statement of Operations for the year ended December 31, 2018.

In 2018, the Company recorded a $2,241,000 gain on transfer of land as a result of transferring approximately 13 acres of land to the Doran Canterbury I joint venture.

Other operating expenses decreased $392,000, or 7.1%, in 2018 compared to 2017. The decrease is primarily due to a decrease in real estate tax expense as the Company is capitalizing all real estate taxes payable in Canterbury Development LLC, a subsidiary of the Company, while Canterbury Development LLC completes activities necessary to prepare the property for its intended us.

Income tax expense for 2018 and 2017 was $1,990,000 and $480,000, respectively.  As a result of the U.S Tax Cuts and Jobs Act (“TCJA”) signed on December 22, 2017, we recorded a tax benefit of $1,345,000 in the fourth quarter of 2017 as a result of a revaluation of the net deferred tax liabilities due to the corporate tax rate change from 34% to 21% starting in 2018.

Net Income for the years 2018 and 2017 was $5,718,000 and $4,091,000, respectively.

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

Our significant accounting policies and recently adopted accounting policies are more fully described in Note 2 to the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10‑K.

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

Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 62% of our total assets at December 31, 2018. We use our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed.  Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows.  If the sum of the related expected future net cash flows is less than the carrying value, we will determine whether an impairment loss should be recognized.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.  As of December 31, 2018, we have determined that no impairment of these assets exists.

Income taxes - We use estimates and judgments for financial reporting to determine our current tax liability and deferred taxes. In accordance with the liability method of accounting for income taxes, we recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Adjustments to deferred taxes are determined based upon changes in differences between the book basis and tax basis of our assets and liabilities and measured by enacted tax rates we estimate will be applicable when these differences are expected to reverse. Changes in current tax laws, enacted tax rates or the estimated level of taxable income or non-deductible expense could change the valuation of deferred tax assets and liabilities and affect the overall effective tax rate and tax provision. See footnote 4 of the consolidated financial statements for more information on the U.S Tax Cuts and Jobs Act (“TCJA”) signed on December 22, 2017.

MINIMUM WAGE LEGISLATION

In 2014, Minnesota legislation enacted into law an increase in the minimum wage that must be paid to most Company employees.  Beginning January 1, 2018, the minimum wage was set to increase at the beginning of each year by the rate of inflation with a maximum increase of up to 2.5% per year. The minimum wage for 2019 is $9.86 per hour. Prior to August 1, 2014, the Company employed a large number of individuals who received an hourly wage equal to or slightly above $7.25 per hour. As a result, this legislation had an adverse financial impact on the Company in 2014 through 2018, and will continue to have an adverse impact on the Company. We have implemented measures to partially mitigate the impact of this increase by raising our prices and reducing our employee count. These measures could themselves have an adverse effect because higher prices and diminished service levels may discourage customers from visiting the Racetrack.

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

Under the terms of the CMA, the SMSC paid the horsemen $7.3 million and $7.2 million for purse enhancements for the years ended December 31, 2018 and 2017, respectively.

Under the CMA, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events.  Under the CMA, the SMSC paid the Company $1,620,000 and $1,581,000 for marketing purposes for 2018 and 2017, respectively.

The CMA was amended three times effective January 2016, 2017 and 2018 to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.” Under the CMA as most recently amended, SMSC has agreed to make the following purse enhancement and marketing payments for 2018 through 2022:

	Purse Enhancement Payments to		Marketing Payments to Canterbury
Year	Horsemen	1	Park
2019	$7,380,000		$1,620,000
2020	7,380,000		1,620,000
2021	7,380,000		1,620,000
2022	7,380,000		1,620,000

1 - Includes $100,000 each year payable to various horsemen associations

The amounts received from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the year ended December 31, 2018, the Company recorded $1,275,000 in other revenue and incurred $1,049,000 in advertising and marketing expense and $226,000 in depreciation related to the SMSC marketing payment. For the year ended December 31, 2017, the Company recorded $1,399,000 in other revenue and incurred $1,173,000 in advertising and marketing expense and $226,000 in depreciation related to the SMSC marketing payment. The excess of amounts received over revenue is reflected as deferred revenue on the company’s consolidated balance sheets.

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

The Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community that became effective on June 4, 2012 and has been amended. The CMA contains certain covenants that, if breached, would trigger an obligation to repay a specified amount related to such covenant. At this time, management believes that the likelihood that the breach of a covenant will occur and that the Company will be required to pay the specified amount related to such covenant is remote.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at December 31, 2018 and as of the date of this report will not have a material impact on the Company’s consolidated financial position or results of operations.

The Company has committed to payment of statutory distributions under a $500,000 bond issued to the MRC as required under Minnesota law. The Company was not required to make any payments related to this bond in 2018 or 2017, and there is no liability related to this bond on the balance sheet as of December 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

Cash provided by operating activities for 2018 was $6,333,000 primarily as a result of net income of $5,718,000.  Cash from operating activities was increased by noncash charges from depreciation of $2,564,000, stock-based compensation expense of $346,000, and a  stock-based employee match contribution of $525,000.  Cash from operating activities was reduced by a gain on transfer of land of $2,241,000 and gain on sale of land of $130,000. This was partially offset by a decline in Card Casino accruals of $1,190,000.

Cash provided by operating activities for 2017 was $8,233,000 primarily as a result of the following: The Company reported net income of $4,091,000, which included a gain from insurance recoveries of $141,000. Cash from operating activities was increased by noncash charges from depreciation of $2,529,000, stock-based compensation expense of $352,000, and a  stock-based employee match contribution of $487,000. This was partially offset by a decline in deferred income taxes of $1,355,000.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities for 2018 of $6,628,000 was used primarily for additions to land, buildings, and equipment, and the issuance of a note receivable to a related party. This was partially offset by a decrease in notes receivable and proceeds received from insurance recoveries.

Net cash used in investing activities for 2017 of $3,782,000 was used primarily for building remodel projects.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used by financing activities for 2018 was $526,000 and primarily consisted of $1,206,000 cash dividend paid to shareholders, partially offset by proceeds from issuance of common stock of $686,000.

Net cash used by financing activities for 2017 was $715,000 and primarily consisted of $962,000 cash dividend paid to shareholders, partially offset by proceeds from issuance of common stock of $246,000.

CASH AND CAPITAL RESOURCES

At December 31, 2018, we had cash,  cash equivalents, and restricted cash of $11,204,000 compared to $12,026,000 at December 31, 2017. This $822,000 decrease consisted of $6,333,000 of net cash provided by operating activities, offset by $6,628,000 of net cash used in investing activities and $526,000 of net cash used in financing activities.

The Company has a general credit and security agreement with a financial institution. This agreement was amended and restated effective as of September 30, 2018 to extend the maturity date to September 30, 2019, increase the revolving credit line to $8,000,000, and allow for letters of credit in the aggregate amount of up to $2,000,000 to be issued under the credit agreement. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the year ended December 31, 2018. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements at all times throughout 2018.

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

The Company offers unbanked table games that refer to a wagering system or game where wagers “lost” or “won” by the host are accumulated into a “player pool” to enhance the total amount paid back to players in any other card game. The Company is required to return accumulated player pool funds to the players through giveaways, promotional items, prizes or by other means. The player pool liability was $983,000 and $1,711,000 at December 31, 2018 and 2017, respectively. Additionally, the table games jackpot pool was $385,000 and $663,000 at December 31, 2018 and 2017, respectively.

The Card Casino offers progressive jackpots for poker games. Amounts collected for these jackpot funds are accrued as liabilities until paid to winners. At December 31, 2018 and 2017, accrued jackpot funds totaled $24,000 and $58,000, respectively. The MRC regulates the operation of the player pool and progressive jackpot pools. These liabilities have the potential for significant fluctuation on a daily basis.

All games in the Card Casino are played using chips. The value of chips issued and outstanding, referred to as the “outstanding chip liability,” was $398,000 and $425,000 at December 31, 2018 and 2017, respectively. This liability has the potential for significant fluctuation on a daily basis depending upon the demand for chip redemptions and sales.

Our second largest individual operating expense item is purse expense. Pursuant to an agreement with the MHBPA, we transferred into a trust account or paid directly to the MHBPA, approximately $6,442,000 and $5,716,000 in purse funds related to thoroughbred races for 2018 and 2017, respectively. Minnesota law provides that amounts transferred into this trust account are the property of the trust and not the Company. There were no unpaid purse fund obligations due to the MHBPA at December 31, 2018 or 2017.

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

RELATED PARTY TRANSACTIONS

For a description of the nature and extent of related party transactions, see Note 16.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

In March 2014, the Company entered into a seven-year agreement with a new totalizator provider. Pursuant to the agreement, the vendor provides totalizator equipment and related software that records and processes all wagers and calculates odds and payoffs. The amounts charged to operations for totalizator expenses for the years ended December 31, 2018 and 2017 were $230,000 and $228,000, respectively.

The Company has entered into operating leases for rental of office equipment and for track equipment to maintain the Racetrack. Amounts charged to operations under these agreements for 2018 and 2017 were $60,000 and $85,000, respectively. All these leases expire on or before December 2020.

In August 2018, the Company entered into a Contract for Private Redevelopment with the City of Shakopee in connection with a Tax Increment Financing District (“TIF District”). The Company is obligated to construct certain infrastructure improvements within the TIF District, and will be reimbursed by the City of Shakopee by future tax increment revenue generated from the developed property. See Note 14 for a more detailed description of the agreement.

Subsequent to December 31, 2018, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above. As of December 31, 2018, we had no borrowings pursuant to our line of credit and were not party to capital lease obligations, significant purchase obligations or other long-term obligations, other than described above.

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
•

the success of the Company’s Canterbury Commons real estate development, including our reliance upon our joint venture partner Doran Companies to construct, and profitably operate the upscale apartment complex; and

•	other factors that are beyond our ability to control or predict.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 3.05(e) of Regulation S-K, Canterbury Park Holding Company is not required to provide the information requested by this Item as it qualifies as a smaller reporting company.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)          Financial Statements

The following financial statements of the Company are set forth on pages 33 through 56 of the Form 10‑K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Canterbury Park Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Canterbury Park Holding Corporation and Subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Wipfli LLP

We have served as the Company’s auditor since 2014.

Minneapolis, Minnesota

March 29, 2019

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2018 AND 2017

	2018	2017
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,895,359	$8,888,162
Restricted cash	5,058,639	3,137,391
Short-term investments	206,545	206,005
Accounts receivable, net of allowance of $19,250 for both periods	241,743	1,278,289
Current portion of notes receivable	1,063,650	1,048,654
Inventory	297,209	262,989
Prepaid expenses	625,025	588,634
Income taxes receivable	417,003	—
Total current assets	12,805,173	15,410,124

LONG-TERM ASSETS
Deposits	49,500	22,500
Restricted cash - long-term portion	1,250,000	—
TIF receivable	1,908,065	—
Notes receivable - long-term portion	1,078,861	2,142,512
Related party receivable (Note 16)	3,208,400	—
Equity investment (Note 14)	2,995,010	—
Land, buildings and equipment, net (Note 3)	38,131,052	36,962,188
TOTAL ASSETS	$61,426,061	$54,537,324

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	3,587,328	2,854,305
Card Casino accruals	1,740,926	2,931,205
Accrued wages and payroll taxes	2,268,351	2,291,261
Cash dividend payable	316,938	265,113
Accrued property taxes	1,001,200	936,562
Deferred revenue	979,358	905,030
Payable to horsepersons	706,122	630,921
Current portion of capital lease obligations	23,216	—
Income taxes payable	—	3,830
Total current liabilities	10,623,439	10,818,227

LONG-TERM LIABILITIES
Deferred income taxes (Note 4)	3,970,000	3,002,000
Capital lease obligations, net of current portion	98,272	—
Total long-term liabilities	4,068,272	3,002,000
TOTAL LIABILITIES	14,691,711	13,820,227

STOCKHOLDERS’ EQUITY (Note 5)
Common stock, $.01 par value, 10,000,000 shares authorized, 4,527,685 and 4,414,492, respectively, shares issued and outstanding	45,277	44,145
Additional paid-in capital	21,420,886	19,865,273
Retained earnings	25,268,187	20,807,679
Total stockholders’ equity	46,734,350	40,717,097
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$61,426,061	$54,537,324

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
OPERATING REVENUES:
Pari-mutuel	$10,639,029	$10,377,317
Card Casino	33,919,928	31,979,818
Food and beverage	8,017,747	7,938,975
Other	6,564,866	6,656,666
Total Net Revenues	59,141,570	56,952,776

OPERATING EXPENSES:
Purse expense	7,181,683	6,856,708
Minnesota Breeders’ Fund	1,039,452	1,029,510
Other pari-mutuel expenses	1,423,980	1,350,411
Salaries and benefits	24,322,840	23,376,186
Cost of food and beverage and other sales	3,586,617	3,704,576
Depreciation	2,563,579	2,529,437
Utilities	1,527,942	1,420,666
Advertising and marketing	2,499,345	2,715,245
Professional and Contracted Services	4,491,719	4,376,420
Loss on disposal of assets	120,940	2,198
Gain on insurance recoveries (Note 13)	(21,064)	(140,552)
Gain on Sale of Land	(129,580)	—
Gain on Transfer of Land (Note 14)	(2,241,206)	—
Other operating expenses	5,128,394	5,210,814
Total Operating Expenses	51,494,641	52,431,619
INCOME FROM OPERATIONS	7,646,929	4,521,157
OTHER INCOME
Interest income, net	61,515	49,624
Net Other Income	61,515	49,624
INCOME BEFORE INCOME TAXES	7,708,444	4,570,781
INCOME TAX EXPENSE (Note 4)	(1,990,000)	(480,000)
NET INCOME	$5,718,444	$4,090,781

Basic earnings per share	$1.28	$0.93
Diluted earnings per share	$1.26	$0.93

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2018 AND 2017

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2016	4,325,154	$43,252	$18,780,070	$17,727,225	$36,550,547

Exercise of stock options	23,500	235	181,898	—	182,133
Stock-based compensation	—	—	351,809	—	351,809
Dividend distribution	—	—	—	(1,010,327)	(1,010,327)
401(K) stock match	44,301	443	487,316	—	487,759
Issuance of restricted stock	14,434	144	(144)	—	—
Shares issued under Employee Stock Purchase Plan	7,103	71	64,324	—	64,395
Net income	—	—	—	4,090,781	4,090,781

Balance at December 31, 2017	4,414,492	$44,145	$19,865,273	$20,807,679	$40,717,097

Exercise of stock options	67,440	674	569,194	—	569,868
Stock-based compensation	—	—	345,626	—	345,626
Dividend distribution	—	—	—	(1,257,936)	(1,257,936)
401(K) stock match	34,383	344	527,325	—	527,669
Issuance of restricted stock	2,788	28	(28)	—	—
Shares issued under Employee Stock Purchase Plan	8,582	86	113,496	—	113,582
Net income	—	—	—	5,718,444	5,718,444

Balance at December 31, 2018	4,527,685	$45,277	$21,420,886	$25,268,187	$46,734,350

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
Operating Activities:
Net income	$5,718,444	$4,090,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,563,579	2,529,437
Stock-based compensation expense	345,626	351,810
Stock-based employee match contribution	525,100	487,316
Deferred income taxes	968,000	(1,355,000)
Loss on disposal of assets	120,940	2,198
Gain on insurance recoveries	(21,064)	(140,552)
Gain on sale of land	(129,580)	—
Gain on transfer of land	(2,241,206)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	24,346	171,716
Increase in other current assets	(97,611)	(134,344)
(Increase) decrease in income taxes receivable/payable	(420,833)	515,000
(Decrease) increase in accounts payable	(133,802)	2,363
Increase in deferred revenue	184,328	336,109
(Decrease) increase in Card Casino accruals	(1,190,279)	699,298
(Decrease) increase in accrued wages and payroll taxes	(22,910)	256,711
Increase in accrued property taxes	64,638	4,532
Increase in payable to horsepersons	75,201	416,124
Net cash provided by operating activities	6,332,917	8,233,499

Investing Activities:
Additions to land, buildings, and equipment	(5,501,468)	(3,781,755)
Issuance of related party note receivable	(3,208,400)	—
Proceeds from notes receivable	1,048,655	—
Proceeds from insurance recoveries	1,033,264	—
Purchase of investments	(540)	(356)
Net cash used in investing activities	(6,628,489)	(3,782,111)

Financing Activities
Proceeds from issuance of common stock	686,019	246,971
Cash dividend paid to shareholders	(1,206,111)	(961,626)
Principal payments on capital lease	(5,891)	—
Net cash used in financing activities	(525,983)	(714,655)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(821,555)	3,736,733

Cash, cash equivalents, and restricted cash at beginning of year	12,025,553	8,288,820

Cash, cash equivalents, and restricted cash at end of year	$11,203,998	$12,025,553

Schedule of non-cash investing and financing activities
Additions to buildings and equipment funded through accounts payable	$867,000	$333,000
Transfer of future TIF reimbursed costs from PP&E	1,908,000	—
Dividend declared	317,000	265,000
Expiration of buyback option on land	110,000	—
Equipment acquired through capital lease agreements	127,000	—
Transfer of assets to Doran Canterbury I	754,000	—

Supplemental disclosure of cash flow information:
Income taxes paid	$1,356,000	$1,141,000
Interest paid	12,000	—

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED December 31, 2018 AND 2017

1.    OVERVIEW AND BASIS OF PRESENTATION

Business – The Company’s Racetrack operations are conducted at facilities located in Shakopee, Minnesota, approximately 25 miles southwest of downtown Minneapolis. In May 1994, the Company commenced year-round horse racing simulcast operations and hosted the first annual live race meet during the summer of 1995. The Company’s live racing operations are a seasonal business as it hosts live race meets each year from May until September. The Company earns additional pari-mutuel revenue by televising its live racing to out-of-state racetracks around the country. Canterbury Park’s Card Casino operates 24 hours a day, seven days a week and is limited by Minnesota State law to conducting card play on a maximum of 80 tables. The Card Casino currently offers a variety of poker and table games. The Company’s three largest sources of revenues include: Card Casino operations, pari-mutuel operations and food and beverage sales. The Company also derives revenues from related services and activities, such as admissions, advertising signage, publication sales, and from other entertainment events and activities held at the Racetrack. Additionally, the Company is redeveloping approximately 140 acres of underutilized land surrounding the Racetrack in a project known as Canterbury Commons. The Company is pursuing several mixed-use development opportunities for this land, directly and through joint ventures.

Basis of Presentation - The consolidated financial statements include the accounts of the Company, Canterbury Park Concessions, Inc. (CPC) and Canterbury Development LLC after elimination of intercompany accounts and transactions.

Effective January 1, 2018, we adopted the requirements of Accounting Standards Updated (“ASU”) No. 2014-09, Revenue from Contracts with Customers and ASU No. 2016-18, Statement of Cash Flows, Restricted Cash as discussed in Note 2. All amounts and disclosures set forth in this Form 10-K have been updated to comply with the new standards, as indicated by the “as adjusted” footnote.

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

Reclassifications – Prior period financial statement amounts have been reclassified to conform to current period presentations. Certain amounts due to horsepersons have been reclassified on the December 31, 2017 Consolidated Balance Sheets to Payable to Horsepersons from Due to MHBPA. This reclassification has also been reflected on the Consolidated Statement of Cash Flows for the year ended December 31, 2017. Workers compensation amounts have been reclassified from other operating expenses to salaries and benefits on the Consolidated Statement of Operations for the year ended December 31, 2017.

2. ACCOUNTING STANDARDS AND SIGNIFICANT ACCOUNTING POLICIES

Summary of Significant Accounting Policies

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

We have two general types of liabilities related to Card Casino contracts with customers: (1) our MVP Loyalty Program and (2) outstanding chip liability. These are included in the line item Card Casino accruals on the consolidated balance sheet. We defer the full retail value of these complimentary reward items until the future revenue transaction occurs.

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

Restricted Cash – Restricted cash represents refundable deposits and amounts due to horsemen for purses, stakes and awards, and amounts accumulated in card game progressive jackpot pools, the player pool and poker promotional fund to be used to repay card players in the form of promotions, giveaways, prizes, or by other means. The Company also recorded two deposits related to its development operations as of December 31, 2018. One deposit is an escrow account with a bank to fund the road construction on Shenandoah Drive. This account is to ensure the Company completes the construction of the road that allows access to the first phase of the Doran Canterbury I apartment complex. Funds from the escrow account will be released to the Company as progress billings from the contractor are received. The Company also recorded a deposit with a bank with the purpose of assisting Doran Canterbury I in completing financing for a construction loan. The bank will release the deposit back to the Company when the construction loan is repaid by Doran Canterbury I and converted into a term loan. As this is expected to occur in 2021 or 2022, the Company classified this as long term restricted cash on the consolidated balance sheet.

Short-term Investments – Securities are classified as held to maturity when the Company has the positive intent and ability to hold them to maturity, and are measured at amortized cost. At December 31, 2018 and 2017, all investments were classified as held-to-maturity. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in earnings. Short-term investments consist of certificates of deposit at December 31, 2018 and 2017. Amortized cost approximated fair value for both periods.

Accounts Receivable – Accounts receivable are initially recorded for amounts due from other tracks for simulcast revenue, net of amounts due to other tracks, and for amounts due from customers related to catering and events. Credit is granted in the normal course of business without collateral. Accounts receivable are stated net of allowances for doubtful accounts, which represent estimated losses resulting from the inability of customers to make the required payments. Accounts that are outstanding longer than the contractual terms are considered past due. When determining the allowances for doubtful accounts, the Company takes several factors into consideration including the overall composition of the accounts receivable aging, its prior history of accounts receivable write-offs, the type of customers and its day-to-day knowledge of specific customers. The Company writes off accounts receivable when they become uncollectible. Changes in the allowances for doubtful accounts are recorded as bad debt expense and are included in other operating expenses in the Company’s consolidated statements of operations. Accounts receivable also includes insurance recoveries proceeds receivable at December 31, 2017.

Notes Receivable – Notes receivable consists of two promissory notes on the sale of land to an unrelated party that bear interest at 1.43% with principal and interest due annually. The notes receivable are secured by the mortgage of the land and management believes no allowance for doubtful accounts is necessary.

Property Tax Increment Financing (TIF) Receivable – In connection with the Contract for Private Redevelopment (“Redevelopment Agreement”) between the City of Shakopee Economic Development Authority and Canterbury Development LLC signed in August 2018, the City of Shakopee has agreed that a portion of the tax increment revenue generated from the developed property will be paid to the Company to reimburse it for expenses in constructing infrastructure improvements. As of December 31, 2018, the Company has incurred $1,900,000 of expenses that are Qualified Public Redevelopment costs that the Company expects will be reimbursed through TIF. As a result, the Company recorded a TIF receivable of $1,900,000 at December 31, 2018. Management believes no allowance for doubtful accounts is necessary

Inventory – Inventory consists primarily of food and beverages, small wares and supplies and retail goods and is recorded at the lower of cost (first-in, first-out) or net realizable value.

Unredeemed Pari-mutuel Tickets – The Company records a liability for winning tickets and vouchers upon the completion of a race and when a voucher is printed, respectively. As uncashed winning tickets and vouchers are redeemed, this liability is reduced for the respective cash payment. The Company recognizes revenue associated with the uncashed winning tickets and vouchers when the likelihood of redemption, based on historical experience, is remote. While the Company continues to honor all winning tickets and vouchers presented for payment, management may determine the likelihood of redemption to be remote due to the length of time that has elapsed since the ticket was issued. In these circumstances, if management also determines there is no requirement for remitting balances to government agencies under unclaimed property laws, uncashed winning tickets and vouchers may then be recognized as revenue in the Company’s Consolidated Statement of Operations.

Deferred Revenue – Deferred revenue includes advance sales related to racing, events and corporate partnerships. Revenue from these advance billings are recognized when the related event occurs or services have been performed. Deferred revenue also includes advanced Cooperative Marketing Agreement (“CMA”) promotional funds and revenue is recognized when expenses are incurred.

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) – The Minnesota Pari-mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations. Pursuant to an agreement with the MHBPA, the Company transferred into a trust account or paid directly to the MHBPA, approximately $6,442,000 and $5,716,000 for the years ended December 31, 2018 and 2017, respectively, related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company.

Impairment of Long-Lived Assets – The Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the event that facts and circumstances indicate that the carrying value of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. During 2018 and 2017, the Company determined that no evaluations of recoverability were necessary.

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

The Company capitalizes property taxes incurred on its land held for development during periods in which activities necessary to get the property ready for its intended use are in progress. Costs incurred after the property is substantially complete and ready for its intended use are charged to expense as incurred.

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

Interest and penalties associated with uncertain income tax positions are presented in income tax expense. For the years ended December 31, 2018 and 2017, the Company did not recognize any expense related to interest and penalties.

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

Recently Adopted Accounting Standards

ASU No. 2014-09

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

Additionally, we adopted the clarified scope guidance of ASC 610-20, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets" in conjunction with ASU 2014-09, which applies to the sale, transfer and derecognition of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales, and eliminates the guidance specific to real estate in ASC 360-20. Generally, the Company’s sales of its land would be considered a sale of a nonfinancial asset as defined by ASC 610-20. Under ASC 610-20, the Company will derecognize the asset and recognize a gain or loss on the sale of the land when control of the underlying asset transfers to the buyer. With respect to partial sales of real estate to joint ventures, the new guidance requires us to recognize a full gain where an equity investment is retained when there is a change in control of the asset. These transactions could result in a basis difference as we will be required to measure our retained equity interest at fair value, whereas the joint venture may continue to measure the assets received at carryover basis.

ASU No. 2016-18

In November 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. As a result of the adoption of ASU 2016-18 on January 1, 2018, we began combining amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statement of Cash Flows. See the table at the end of this note for the effects of the adoption of ASU 2016-18 on our Consolidated Statement of Cash Flows for the year ended December 31, 2017.

We adjusted our condensed consolidated financial statements from amounts previously reported due to the adoption of ASU No. 2014-09 and ASU No. 2016-18. Select audited Consolidated Statement of Operations line items, which reflect the adoption of ASU No. 2014-09 are as follows:

	Year ended December 31, 2017
	As previously reported	Adjustments	As Adjusted
OPERATING REVENUES:
Pari-mutuel	$10,522,482	$(145,165)	$10,377,317
Promotional allowances	(145,165)	(145,165)	—

Select audited Consolidated Statement of Cash Flow line items, which reflects the adoption of ASU No. 2016-18 are as follows:

	Year ended December 31, 2017
	As previously reported	Adjustments	As Adjusted
Net cash provided by operating activities	$7,086,121	$1,147,378	$8,233,499
Net increase in cash and cash equivalents	2,589,355	1,147,378	3,736,733
Cash, cash equivalents and restricted cash at beginning of period	6,298,807	1,990,013	8,288,820
Cash, cash equivalents and restricted cash at end of period	$8,888,162	$3,137,391	$12,025,553

Recent Accounting Pronouncement – In February 2016 (as amended through December 2018), the FASB issued ASU No. 2016-02 codified as Accounting Standards Codification (“ASC”) 842, Leases, (“ASC 842”) which addresses the recognition and measurement of leases. Under the new guidance, for all leases (with the exception of short-term leases), at the commencement date, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to control the use of a specified asset for the lease term. The effective date for this update is for the annual and interim periods beginning after December 15, 2018 with early adoption permitted. ASC 842 requires a transition adoption election using either 1) a modified retrospective approach with periods prior to the adoption date being recast or 2) a prospective adoption approach with a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods continuing to be reported under current lease accounting guidance.

The Company will adopt ASC 842 on January 1, 2019 using the prospective adoption approach, and therefore, comparative periods will continue to be reported under current lease accounting guidance consistent with previously issued financial statements. We currently expect to elect the package of practical expedients permitted under the transition guidance within ASC 842, which among other things, allows us to carry forward the historical lease identification, lease classification and treatment of initial direct costs for leases entered into prior to January 1, 2019. We will also make an accounting policy election to not record short-term leases with an initial term of 12 months or less on the balance sheet for all classes of underlying assets. We have also elected to not adopt the hindsight practical expedient for determining lease terms.

Our operating leases will be recorded on the balance sheet as an ROU asset with a corresponding lease liability. The lease liability will be remeasured each reporting period with a corresponding change to the ROU. The qualitative and quantitative effects of adoption of ASC 842 are still being analyzed, and the Company is in the process of evaluating the full effect, including the total amount of both financing and operating leases, the new guidance will have on our Consolidated Financial Statements. While our assessment of the impacts on the standard remains open, we do not believe the standard will significantly impact our Consolidated Financial Statements.

3.    LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment, at cost, consist of the following at December 31, 2018 and 2017:

	2018	2017
Land	$2,507,926	$2,526,605
Land held for development	8,164,589	8,853,903
Buildings and building improvements	36,552,565	33,756,895
Furniture and equipment	22,097,711	21,495,701
	69,322,791	66,633,104
Accumulated depreciation	(31,191,739)	(29,670,916)
	$38,131,052	$36,962,188

Land held for development represents land owned for potential real estate development.

4.    INCOME TAXES

A reconciliation between income taxes computed at the statutory federal income tax rate and the effective tax rate for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017
Federal tax expense at statutory rates	$1,618,800	$1,554,100
Nondeductible lobbying expense	15,100	24,500
State expense, net of federal impact	615,300	312,900
Stock option expense	(74,200)	(12,100)
Federal deferred remeasurement	(175,600)	(1,345,000)
Other	(9,400)	(54,400)
	$1,990,000	$480,000

On December 22, 2017, the U.S. Tax Cuts and Jobs Act ("TCJA") was signed into law. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. The Tax Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the highest U.S. corporate tax rate of 35% to a flat 21% effective for tax years starting after December 31, 2017. As a result, we recorded a tax benefit of $175,600 and $1,345,000 in the fourth quarter of 2018 and 2017, respectively, as a result of a revaluation of the net deferred tax liabilities due to the corporate tax rate change from 34% to 21% starting in 2018.

Income tax expense for the years ended December 31, 2018 and 2017 consists of the following:

	2018	2017
Current
Federal	$290,000	$1,359,000
State	732,000	476,000
	1,022,000	1,835,000
Deferred, Federal	1,164,000	(1,237,000)
Deferred, State	(196,000)	(118,000)
	$1,990,000	$480,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets (liabilities)
Vacation accrual	$62,500	$61,100
Player rewards program accrual	136,200	137,800
Stock options	37,400	126,200
Long-Term Incentive Plan	126,800	64,600
Other	5,600	5,500
Land, building and equipment - cost and depreciation	(3,507,500)	(3,296,900)
Investment in JV	(729,000)	—
Prepaid Expenses	(102,000)	(100,300)
Net long-term deferred tax liabilities	$(3,970,000)	$(3,002,000)

The Company is subject to U.S. and Minnesota taxation.  The Company is no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2015.

5.    STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Stockholders’ Equity

Employee Stock Purchase Plan:

The Company offers an Employee Stock Purchase Plan (the “ESPP”) that is open to all employees working more than 15 hours per week. Effective January 1, 2017, shares of the Company’s common stock may be purchased by employees at six-month intervals at 85% of the fair market value on the last trading day of each six-month period. Prior to this, employees purchased stock at three-month intervals. Employees purchased 8,582 and 7,103 shares in 2018 and 2017, respectively. As of December 31, 2018, a total of 306,171 shares have been issued from the 350,000 shares originally authorized.

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

Employer contributions charged to operations for stock matching of employee contributions for the year ended December 31, 2018 and 2017 totaled $525,000 and $487,000, respectively.

Stock Repurchase Plan:

In 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock in open market transactions or block purchases of privately negotiated transactions. The Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and in 2012, authorized the repurchase of an additional 100,000 shares of the Company’s common stock. No shares were repurchased in 2018 or 2017, and currently the Company is authorized to repurchase up to 128,871 shares under the Stock Repurchase Plan

Stock-Based Compensation

Stock-based compensation is recorded at fair value as of the date of grant, is included in the salaries and benefits expense line item on the consolidated statements of operations and amounted to $346,000 and $352,000 for the years ended December 31, 2018 and 2017, respectively.

Stock Options:

The Company’s 1994 Stock Plan, as amended, (the “Plan”) provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and non-employees, including directors of and consultants to the Company and any subsidiary, to purchase up to a maximum of 1,650,000 shares of common stock. The Company currently has 377,030 shares available for grant under the Plan. The Plan is administered by the Board of Directors which determines the persons who are to receive awards under the Plan, the type of award to be granted, the number of shares subject to each award and, if an option, the exercise price of each option.

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

Stock option activity related to the Plan during the years ended December 31, 2018 and 2017 is summarized below:

	2018		2017

		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Shares	Price
Outstanding at beginning of year	142,502	$8.19	191,002	$9.08
Granted	—	—	—	—
Exercised	(67,440)	8.45	(23,500)	7.75
Expired/Forfeited	—	—	(25,000)	11.11

Outstanding at end of year	75,062	$7.95	142,502	$8.19

Options exercisable at end of year	75,062	$7.95	142,502	$8.19

The grant-date fair value of options outstanding and exercisable at December 31, 2018 and 2017 was $224,000 and $407,000, respectively. The weighted average remaining contractual term of these options is 0.9 years.

There were no options granted in 2018 or 2017. The total fair value of options exercised during the years ended December 31, 2018 and 2017 was $183,000 and $58,000, respectively. The total intrinsic value of options exercised during 2018 and 2017 was $494,000 and $90,000, respectively.

The following table summarizes information concerning all options outstanding and options exercisable as of December 31, 2018:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average	Aggregate		Average	Aggregate
Range of	Number	Life (Years)	Exercise	Intrinsic	Number	Exercise	Intrinsic
Exercise Price	Outstanding	Remaining	Price	Value	Exercisable	Price	Value
$6.00 - 8.00	32,912	0.4	$6.16	$255,204	32,912	$6.16	$255,204
$8.01 - 11.00	33,150	1.2	$8.28	186,635	33,150	$8.28	186,635
$11.01 - 14.00	9,000	2.1	$13.30	5,490	9,000	$13.30	5,490
Total	75,062	0.9	$7.95	$447,329	75,062	$7.95	$447,329

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

A summary of changes in Board of Directors unvested restricted and deferred stock as December 31, 2018:

		Weighted
	Restricted/	Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2016	14,410	$10.41
Granted	11,264	10.65
Vested	(14,410)	10.41
Forfeited	—	—
Non-Vested Balance, December 31, 2017	11,264	$10.65
Granted	7,456	16.10
Vested	(11,264)	10.65
Forfeited	—	—
Non-Vested Balance, December 31, 2018	7,456	$16.10

At December 31, 2018, there was approximately $50,000 of total unrecognized stock-based compensation expense related to unvested deferred stock awards the Company expects to recognize in 2019.

Employee Deferred Stock Award Grants

Employee deferred stock awards are subject to forfeiture if an employee terminates prior to the vesting. Generally, the awards vest ratably over a four-year period and compensation costs are recognized over the vesting period. Compensation costs are recorded in “Salaries and benefits” on the Consolidated Statements of Operations.

A summary of the changes in employee unvested deferred stock award grants as of December 31, 2018, is as follows:

		Weighted
		Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2016	9,500	$10.46
Granted	-	-
Vested	(4,375)	10.46
Forfeited	-	-
Non-Vested Balance, December 31, 2017	5,125	$10.46
Granted	-	-
Vested	(5,125)	10.46
Forfeited	-	-
Non-Vested Balance, December 31, 2018	-	$-

Long Term Incentive Plan and Award of Deferred Stock

In 2016, the Board of Directors of the Company approved a new plan for long-term incentive compensation of the Company’s named executive officers (NEOs) and other Senior Executives called the Canterbury Park Holding Corporation Long Term Incentive Plan (the “LTI Plan”). The LTI Plan authorizes the grant of Long Term Incentive Awards that provide an opportunity to NEOs and other Senior Executives to receive a payment in cash or shares of the Company’s common stock to the extent of achievement at the end of a period greater than one year (the “Performance Period”) as compared to Performance Goals established at the beginning of the Performance Period. The Company uses three years as the Performance Period. The LTI is a sub-plan of the Company’s Stock Plan which authorizes the grant of Deferred Stock awards that represent the right to receive Company common stock if conditions specified in the awards are satisfied.

The Board has approved granting opportunities in 2016, 2017, and 2018 to Company officers and key employees to earn long-term incentive compensation under the LTI Plan. Each officer and key employee was granted an Incentive Award (that was also a Deferred Stock Award under the Stock Plan) which provided an opportunity to receive a payout of shares of the Company’s common stock to the extent of achievement compared to Performance Goals at the end of the three year Performance Period. The Company will pay out 14,864 shares of deferred stock in the 2019 first quarter, related to the Performance Period ended December 31, 2018. The number of shares to be paid out for the Performance Period ending December 31, 2019 and 2020 will be determined based on actual achievement compared to Performance Goals. Compensation expense for 2018 and 2017 was $216,000 and $207,000, respectively.

6.    NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the net income per common share computations for the years ended December 31, 2018 and 2017

	Year Ended December 31,
	2018	2017
Net income (numerator) amounts used for basic and diluted per share computations:	$5,718,444	$4,090,781

Weighted average shares (denominator) of common stock outstanding:
Basic	4,481,667	4,379,346
Plus dilutive effect of stock options	53,269	23,474
Diluted	4,534,936	4,402,820

Net income per common share:
Basic	$1.28	$0.93
Diluted	1.26	0.93

There were no out of the money options at December 31, 2018 and 2017, thus, all outstanding options to purchase shares of common stock were included in the computation of diluted net income per share.

7.    GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with a financial institution. This agreement was amended and restated effective as of September 30, 2018 to extend the maturity date to September 30, 2019, increase the revolving credit line to $8,000,000, and allow for letters of credit in the aggregate amount of up to $2,000,000 to be issued under the credit agreement. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the year ended December 31, 2018. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements at all times throughout 2018.

8.    LEASES AND COMMITMENTS

Purchase Obligations

In March 2014, the Company entered into a seven-year agreement with a new totalizator provider. Pursuant to the agreement, the vendor provides totalizator equipment and related software which records and processes all wagers and calculates odds and payoffs. The amounts charged to operations for totalizator expenses for the years ended December 31, 2018 and 2017 were $230,000 and $228,000, respectively.

Capital Lease Obligations

The Company leases certain office equipment under agreements classified as capital leases. The future minimum payments (principal and interest) under these agreements are as follows:

Year ended December 31,	Amount
2019	$28,743
2020	28,743
2021	28,743
2022	28,743
2023	21,727
Total minimum lease obligations	136,699
Less: amounts representing interest	(15,211)
Present value of minimum lease payments	121,488
Less: current portion	(23,216)
Capital lease obligations, net of current portion	$98,272

Operating Lease Obligations

The Company has entered into operating leases for rental of office equipment and for track equipment to maintain the Racetrack. Amounts charged to operations under these agreements for the years ended December 31, 2018 and 2017 were $60,000 and $85,000, respectively. All such leases expire on or before December 2020.

Future minimum operating lease payments and purchase obligations are as follows:

	Payment due by period
	Total Amount
Obligations	Committed	2019	2020	2021	2022
Operating leases	$109,000	$33,000	$30,000	$23,000	$23,000
Purchases	$468,000	$233,000	$235,000	$—	$—

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

Effective on June 15, 2012, the Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”). The CMA was amended in January 2015, 2016, 2017, and 2018. The CMA contains certain covenants which, if breached, would trigger an obligation to repay a specified amount related to such covenant. At this time, management believes that the likelihood that the breach of a covenant will occur and that the Company will be required to pay the specified amount related to such covenant is remote.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at December 31, 2018 and as of the date of this report will not have a material impact on the Company’s consolidated financial positions or results of operations.

The Company has committed to payment of statutory distributions under a $500,000 bond issued to the Minnesota Racing Commission as required by Minnesota statute. The Company was not required to make any payments related to this bond in 2018 or 2017, and there is no liability related to this bond on the balance sheet as of December 31, 2018.

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

The following tables represent a disaggregation of revenues from contracts with customers along with the Company’s operating segments (in 000’s):

	Year Ended December 31, 2018
	Horse Racing	Card Casino	Food and Beverage	Development	Total
Net revenues from external customers	$16,764	$33,920	$8,458	$—	$59,142
Intersegment revenues	806	—	1,393	—	2,199
Net interest income	25	—	—	37	62
Depreciation	2,371	5	188	—	2,564
Segment income before income taxes	279	7,195	1,197	2,350	11,021
Segment tax expense (benefit)	(784)	1,858	309	607	1,990

	At December 31, 2018
Segment Assets	$35,992	$623	$23,680	$24,647	$84,942

	Year Ended December 31, 2017
	Horse Racing	Card Casino	Food and Beverage	Development	Total
Net revenues from external customers	$16,692	$31,980	$8,281	$—	$56,953
Intersegment revenues	769	—	1,447	—	2,216
Net interest income	4	—	—	46	50
Depreciation	1,997	372	160	—	2,529
Segment (loss) income before income taxes	(1,609)	6,830	1,479	(399)	6,301
Segment tax expense (benefit)	(350)	717	155	(42)	480

	At December 31, 2017
Segment Assets	$41,077	$642	$21,583	$11,436	$74,738

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals for the years ended December 31, 2018 and 2017 (in 000’s):

	Year Ended December 31, 2018
	2018	2017
Revenues
Total net revenue for reportable segments	$61,341	$59,168
Elimination of intersegment revenues	(2,199)	(2,215)
Total consolidated net revenues	$59,142	$56,953

Income before income taxes
Total segment income before income taxes	$11,021	$6,301
Elimination of intersegment income before income taxes	(3,313)	(1,730)
Total consolidated income before income taxes	$7,708	$4,571

	December 31,	December 31,
	2018	2017
Assets
Total assets for reportable segments	$84,942	$74,738
Elimination of intercompany balances	(23,516)	(20,201)
Total consolidated assets	$61,426	$54,537

11.   SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
Net revenues	$12,219,946	$16,512,724	$18,370,511	$12,038,389
Operating expenses	10,863,193	15,513,258	16,338,866	8,779,324
Net income	989,690	725,351	1,632,845	2,370,558
Basic net income per share	0.22	0.16	0.36	0.52
Diluted net income per share	0.22	0.16	0.36	0.52

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
Net revenues	$11,443,071	$15,846,475	$17,666,841	$11,996,389
Operating expenses	10,581,262	14,655,317	16,130,028	11,065,012
Net income	512,997	716,573	952,635	1,908,576
Basic net income per share	0.12	0.16	0.22	0.43
Diluted net income per share	0.12	0.16	0.22	0.43

12.  COOPERATIVE MARKETING AGREEMENT

On June 4, 2012, the Company entered into the CMA with the SMSC. The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s thoroughbred and quarter horse industry. Under the CMA, as amended, this is achieved through “Purse Enhancement Payments to Horsemen” paid directly to the MHBPA. Such payments have no direct impact on the Company’s consolidated financial statements or operations. Under the terms of the CMA, as amended, the SMSC paid the horsemen $7.3 million and $7.2 million for purse enhancements for the years ended December 31, 2018 and 2017, respectively.

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events. Under the CMA, the SMSC paid the Company $1,620,000 and $1,581,000 for marketing purposes for the years ended December 31, 2018 and 2017, respectively.

In January 2015, 2016, 2017, and 2018 the CMA was amended to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.”  SMSC is currently obligated to make the following purse enhancement and marketing payments for 2019 through 2022:

	Purse Enhancement Payments to	Marketing Payments to
Year	Horsemen (1)	Canterbury Park
2019	7,380,000	1,620,000
2020	7,380,000	1,620,000
2021	7,380,000	1,620,000
2022	7,380,000	1,620,000

(1) - Includes $100,000 each year payable to various horsemen associations

The amounts received from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the year ended December 31, 2018, the Company recorded $1,275,000 in other revenue and incurred $1,049,000 in advertising and marketing expense and $226,000 in depreciation related to the SMSC marketing payment. For the year ended December 31, 2017, the Company recorded $1,399,000 in other revenue and incurred $1,173,000 in advertising and marketing expense and $226,000 in depreciation related to the SMSC marketing payment.

Under the CMA, the Company agreed for the term of the CMA that it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

13.  INSURANCE RECOVERIES

During 2014, the Company incurred damage to buildings from multiple severe storms at the Racetrack. During the year ended December 31, 2015, the Company recognized as a reduction in operating expenses a $495,000 insurance recoveries gain in the Consolidated Statements of Operations as “Gain on insurance recoveries.” For the year ended December 31, 2016, the Company received additional insurance proceeds of $592,000 and recognized as a reduction in operating expenses as insurance recoveries gain in the Consolidated Statements of Operations as “Gain on insurance recoveries”. The Company had also concluded an additional $873,000 of insurance reimbursement was to be received when roof repair work was completed. However, the Company was notified in 2017 that the costs of the repairs have exceeded the original contract price. Thus, the Company recognized an additional $141,000 and $21,000 “Gain on insurance recoveries” as a reduction in operating expenses in the 2017 and 2018, respectively, Consolidated Statements of Operations. Because the claim has been accepted and confirmed by the insurance company, that total amount of $1.6 million has been recognized as a gain on insurance recovery receivable in accordance with U.S. GAAP. The storms did not cause any interruptions to the business or impact on the Company’s consolidated financial results of operations.

14.  REAL ESTATE DEVELOPMENT

     Land Sale and Repurchase

On October 6, 2015, the Company sold six acres of land adjacent to the Racetrack for $1,459,000 and recorded a gain of $660,000 on the Consolidated Statements of Operations – Gain on sale of land.  Under the agreement with the buyer, the Company had the option to repurchase up to one acre within three years from closing date at the sale price of approximately $240,000 per acre. According to ASC 360‑20‑40‑38 - Derecognition, the Company recorded the repurchase option acre as a deferred gain liability in the amount of $240,000 on the Consolidated Balance Sheets. Since the risks and rewards were not completely transferred to the buyer based on the repurchase option, the Company maintained the asset on our financials in the amount of $110,000. The repurchase option lapsed on October 6, 2018, and the Company did not repurchase the one acre of land. Therefore, a gain on sale of land of $129,500 was recognized on the Consolidated Statements of Operations for the year ended December 31, 2018.

Equity Investment

On April 2, 2018, the Company’s subsidiary Canterbury Development LLC entered into an Operating Agreement (“Operating Agreement”) with an affiliate of Doran Companies (“Doran”), a national commercial and residential real estate developer, as the two members of a Minnesota limited liability company named Doran Canterbury I, LLC (“Doran Canterbury I”). Doran Canterbury I was formed as part of a joint venture between Doran and Canterbury Development LLC to construct an upscale apartment complex on land adjacent to the Company’s Racetrack (the “Project”). Doran Canterbury is developing Phase I of the Project, which will include approximately 300 units, a heated parking ramp, and a clubhouse.

In connection with the execution of the Amended Doran Canterbury I Agreement, on August 18, 2018 Canterbury Development LLC entered into an Operating Agreement with Doran Shakopee, LLC as the two members of a Minnesota limited liability company entitled Doran Canterbury II, LLC (“Doran Canterbury II”). Under the Doran Canterbury II Operating Agreement, Doran Canterbury II will pursue development of Phase II of the Project, which is expected to begin upon rental stabilization of Phase I. Phase II will include an additional 300 apartment units.  Canterbury Development’s equity contribution to Doran Canterbury for Phase II will be approximately 10 acres of land. In connection with its contribution, Canterbury Development will become a 27.4% equity member in Doran Canterbury II with Doran owning the remaining 72.6%.

On September 27, 2018, Canterbury Development LLC contributed approximately 13 acres of land as its equity contribution in the joint venture and became a 27.4% equity member. On December 20, 2018, financing for Doran Canterbury I was secured. As the Company is able to assert significant influence, but not control, over Doran Canterbury I’s operational and financial policies, the Company will account for the joint venture as an equity method investment. In accordance with ASC 610-20, we determined that we do not have a controlling financial interest in the joint venture and the arrangement meets the criteria to be accounted for as a contract. Therefore, we derecognized the land and recognized a full gain (approximately $2,241,000) between the carrying amount of the land and the estimated fair value of the land transferred.  In future periods, the Company will recognize its proportionate share of Doran Canterbury I’s earnings (after the effect of basis differences) as an increase or decrease in its Investment in Doran Canterbury I and as Income or Loss from Investment in Doran Canterbury I.

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

If the Company does not proceed with the improvements to Shenandoah Drive on or before December 15, 2018 or the improvements to Barenscheer Boulevard on or before December 15, 2019, the City of Shakopee has the right to construct the improvements itself and assess the Company for the costs of these improvements. As of December 31, 2018, the Company was proceeding with the improvements to Shenandoah Drive.

Under the Redevelopment Agreement, the City of Shakopee has agreed that a portion of the tax increment revenue generated from the developed property will be paid to the Company to reimburse it for its expense in constructing infrastructure improvements. The total estimated cost of TIF eligible improvements to be borne by the Company is $23,336,500. A detailed Schedule of the Public Improvements under the Redevelopment Agreement, the timeline for their construction and the source and amount of funding is set forth on Exhibit C of the Redevelopment Agreement, which was filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2018. The total amount of funding that Canterbury will be paid as reimbursement under the TIF program for these improvements is not guaranteed, however, and will depend on future tax revenues generated from the developed property. As of December 31, 2018, the Company recorded a TIF receivable of $1,900,000.

The Company expects to finance its improvements under the Redevelopment Agreement with funds from its current operating resources and existing credit facility and, potentially, third-party financing sources.

Purchase and Sale Agreements

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

On November 1, 2018, the Company entered into an agreement to sell between 19 and 21 acres of land on the East side of the Racetrack to a third party for total consideration of approximately $3.7 million to $4.1 million, depending upon completion of a survey and determination of the final acreage. The inspection period noted in the agreement expires on May 4, 2019, however, the Company believes the likelihood the transaction will be consummated is remote. The Company will explore new opportunities for this area.

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

Year ended December 31,	Amount
2019	1,063,650
2020	1,078,861
Total principal payments	2,142,511
Less: current portion	(1,063,650)
Long-term portion of principal payments	$1,078,861

16. RELATED PARTY RECEIVABLES

On December 20, 2018, the Company entered into a loan agreement with Doran Family Holdings, a related party that is the controlling partner in the Doran Canterbury I joint venture. The Company loaned Doran Family Holdings $2,910,000 and received a promissory note totaling $2,940,000 bearing interest at 5%. The note will mature at the earliest of (i) the date of closing by Doran Canterbury II, LLC on Phase II Project Financing; (ii) the closing on any purchase of the Phase II Land by Doran Shakopee, LLC pursuant to its option under Section 3.9(a) of the Operating Agreement; (iii) the date of final determination that the Phase II Project will not be developed by either Doran Canterbury II, LLC; or (iv) three (3) years following the date of the note. The promissory note is fully and unconditionally guaranteed by Doran Family Holdings. Management believes no allowance for doubtful accounts is necessary.

In 2018, the Company incurred $269,000 of costs for preliminary grading work on parcels of land the Company has designated for Doran Canterbury II. The Company will be fully reimbursed for these costs upon the commencement of the Doran Canterbury II project and thus, recorded the amount as a receivable for the year ended December 31, 2018. Although there is a possibility Doran Canterbury II will not materialize, the Company currently believes the likelihood of that is remote.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A. CONTROLS AND PROCEDURES

(a)         Evaluation of Disclosure Controls and Procedures:

The Company’s Chief Executive Officer, Randall D. Sampson, and Chief Financial Officer Robert M. Wolf, have reviewed the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon this review, these officers have concluded that, due to the material weakness in internal controls described below, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that the disclosure controls were also not effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

The Company’s internal control over financial reporting (as such term is defined in Rule 13a‑15(f) under the Securities Exchange Act of 1934) includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2018. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was not effective as of December 31, 2018, as described below.

Based on management’s testing and evaluation, we concluded that our internal control over financial reporting was not effective in the quarter ended September 30, 2018, and as a result, resulted in a material weakness in internal controls.  The identified material weakness arose as a result of management’s incorrect initial determination of the effective date to recognize the gain associated with the Company’s transfer of land to the Doran Canterbury I joint venture described in Note 10 of Notes to Financial Statements in the Form 10-Q for the quarter ended September 30, 2018.  On September 27, 2018, the Company’s subsidiary Canterbury Development LLC contributed approximately 13 acres of land to Doran Canterbury I as its equity contribution to the joint venture and became a 27.4% equity member. Under the Doran Canterbury I Operating Agreement, Doran was responsible for securing financing for Doran Canterbury I, and if financing were not secured for

Doran Canterbury I, the Company had the ability to withdraw from Doran Canterbury I.  As long as the Company has the right to withdraw its land contribution, the Company was not able to recognize the gain. As of November 14, 2018, financing for Doran Canterbury I had not been secured. Therefore, as of September 30, 2018, the Company could not record (i) any gain associated with investment in this joint venture, or (ii) its interest in this joint venture.

Because management initially determined the Company would recognize a gain associated the Company’s transfer of land to the Doran Canterbury I joint venture and corrected this determination later in connection with finalizing the Form 10-Q, the Company concluded that a reasonable possibility existed that a material misstatement in the Company’s consolidated financial statements would not have been prevented or detected on a timely basis. The Doran Canterbury I joint venture is the Company’s first significant venture into real estate development and the agreements associated with these transactions are complex. The Company initially erred in making and recording the gain for the contribution of land because management did not realize that its ability to reclaim the property if the financing is not secured prevented it from recognizing the income on a current basis.

On December 20, 2018, financing for Doran Canterbury I was secured and the Company included a $2.2 million gain on its transfer of land to the Doran Canterbury I joint venture

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

During our 2018 fiscal fourth quarter, we began implementing a remediation plan to address the material weakness described above. The Company believes that it must acquire additional technical expertise either within the Company or by engaging a third party to help it understand the intricacies of some of the applicable revenue recognition rules in connection with the Doran joint venture and any future joint venture agreements or future Company development efforts. The Company has engaged a third party to assist it in the process, but has determined that the remediation plan is not complete as the date of this Form 10-K.

 (c)         Changes in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended December 31, 2018, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that as noted above, the Company is taking steps to remediate the material weakness in internal control over financial reporting.

Item 9B.  OTHER INFORMATION

Not Applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Incorporated by Reference.

Information required under Item 401 (except as noted below), 405, 406, and 407 (c) (3), (d) (4), and (d) (5) of Regulation S-K to the extent applicable to the Company will be set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 5, 2019 (the “Proxy Statement”), a definitive copy of which will be filed with the Commission within 120 days of the close of the 2018 fiscal year, which information is incorporated herein by reference.  Information required under Item 402 of Regulation S-K regarding executive officers is presented under Item 1(c)(x) herein.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of this Form 10‑K and Item 9(e) of Schedule 14A will be set forth in a section entitled “The Company’s Auditors” in the Company’s 2018 Proxy Statement which information is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a).        The following Consolidated Financial Statements of Canterbury Park Holding Corporation and subsidiaries are included in Part II, Item 8 pages 31‑50:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the years ended December 31, 2018 and 2017

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

Notes to Consolidated Financial statements

(b).         Exhibits

Exhibit Table Reference	Title of Document

3 Articles of Incorporation and Bylaws:

3.1	Restated Articles of Incorporation, filed as Exhibit 3.1 to Form 8‑K dated June 30, 2016 and incorporated herein by reference

3.2	Bylaws, filed as Exhibit 3.2 to Form 8‑K dated June 30, 2016 and incorporated herein by reference

10 Material contracts and management compensation plans and arrangements:

10.1

Letter dated April 4, 1994 from the Minnesota Horsemen’s Benevolent and Protective Association, Inc. to Minnesota Racing Commission waiving 125 day racing minimum, filed as Exhibit 10.7 to the SB‑2 Registration Statement (File 33‑81262C0) and incorporated herein by reference

10.2*	Stock Option Plan, as amended, filed as Exhibit 10.5 to the Form 8‑K dated June 7, 2017 and incorporated herein by reference

*      Denotes an exhibit that covers management contracts or compensatory plans or arrangements.

Exhibit Table Reference	Title of Document

10.3

General Credit and Security Agreement dated as of November 11, 2016 between Canterbury Park Holding Corporation and Bremer Bank N.A., filed as Exhibit 10.10 to 2017 Form 10‑K and incorporated herein by reference

10.3.1

Credit Amendment Agreement, dated as of September 30, 2018, between and among Canterbury Park Holding Corporation and Bremer Bank N.A, filed as Exhibit 10.1 to Form 10-Q dated November 14, 2018 and incorporated herein by reference.

10.4

Contract for Private Redevelopment dated August 10, 2018 between the City of Shakopee, Minnesota, Economic Development Authority for the City of Shakopee, Minnesota, Canterbury Development LLC, and Canterbury Park Holding Corporation. Filed as Exhibit 10.1 to the Form 10-Q dated August 14, 2018 and incorporated herein by reference.

10.5

Cooperative Marketing Agreement dated as of June 4, 2012 between Canterbury Park Holding Corporation and Shakopee Mdewakanton Sioux Community. Filed as Exhibit 99.1 to Form 10-Q dated August 14, 2012 and incorporated herein by reference.

10.6	Canterbury Park Holding Corporation Annual Incentive Plan filed as Exhibit 99.1 to Form 8-K dated April 5, 2016 and incorporated herein by reference.

10.7	Canterbury Park Holding Corporation Long Term Annual Incentive Plan filed as Exhibit 99.2 to Form 8-K dated April 5, 2016 and incorporated herein by reference.

Filed herewith, in addition to items, if any, specifically identified above:

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney, Included in Signature Page

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated March 29, 2019 announcing 2018 Fourth Quarter and Year-End Results

              ***Pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, certain information has been deleted from this exhibit, as filed, and separately filed with the SEC subject to a confidential treatment request on the basis that disclosure of this information would cause the Company competitive harm is not necessary for the protection of investors.

(c).       No financial statement schedules are required by Item 8 and Item 15(c) of Form 10‑K.

The exhibits referred to in this Exhibit will be supplied to a shareholder at a charge of $.25 per page upon written request directed to the Company’s Secretary at the executive offices of the Company.

Item 16. FORM 10‑K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2019		CANTERBURY PARK HOLDING CORPORATION

	By	/s/ Randall D. Sampson
Randall D. Sampson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and the dates indicated have signed this report below.

Power of Attorney

Each person whose signature appears below constitutes and appoints CURTIS A. SAMPSON, DALE H. SCHENIAN and RANDALL D. SAMPSON as his or her true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any of all amendments to this Annual Report on Form 10‑K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/ Curtis A. Sampson	Chairman of the Board	March 29, 2019
Curtis A. Sampson

/s/ Dale H. Schenian	Vice Chairman; Director	March 29, 2019
Dale H. Schenian

/s/ Randall D. Sampson	Chief Executive Officer, President,	March 29, 2019
Randall D. Sampson	Treasurer, and Director

/s/ Burton F. Dahlberg	Director	March 29, 2019
Burton F. Dahlberg

/s/ Carin J. Offerman	Director	March 29, 2019
Carin J. Offerman

/s/ Robert M. Wolf	Chief Financial Officer* and Secretary	March 29, 2019
Robert M. Wolf

*      Principal Accounting Officer