Form 10-Q
period 2019-03-31
Canterbury Park Holding Corp
filed 2019-05-14
CIK 1672909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019.

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

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).

YES	☒	NO	☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b‑2).

YES	☐	NO	☒

Securities registered pursuant Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock Common stock, $.01 par value	CPHC	Nasdaq

The Company had 4,587,402 shares of common stock, $.01 par value, outstanding as of May 1, 2019.

Canterbury Park Holding Corporation

PART 1 – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2019	2018
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$370,592	$4,895,359
Restricted cash	6,011,710	5,058,639
Short-term investments	206,545	206,545
Accounts receivable, net of allowance of $19,250 for both periods	311,128	241,743
Current portion of notes receivable	1,063,650	1,063,650
Inventory	315,783	297,209
Prepaid expenses	646,908	625,024
Income taxes receivable	59,845	417,004
Total current assets	8,986,161	12,805,173

LONG-TERM ASSETS
Deposits	49,500	49,500
Restricted cash - long-term portion	1,253,201	1,250,000
TIF receivable	3,608,103	1,908,065
Notes receivable - long-term portion	1,078,861	1,078,861
Related party receivable	3,208,400	3,208,400
Operating lease right-of-use assets	13,074	—
Equity investment	2,992,633	2,995,010
Land, buildings and equipment, net	40,720,542	38,131,052
TOTAL ASSETS	$61,910,475	$61,426,061

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	4,117,171	3,587,328
Card Casino accruals	2,158,248	1,740,926
Accrued wages and payroll taxes	1,379,436	2,268,351
Cash dividend payable	320,226	316,938
Accrued property taxes	1,223,643	1,001,200
Deferred revenue	917,604	979,358
Payable to horsepersons	828,576	706,122
Current portion of finance lease obligations	23,506	23,216
Current portion of operating lease obligations	7,735	—
Total current liabilities	10,976,145	10,623,439

LONG-TERM LIABILITIES
Deferred income taxes	4,064,800	3,970,000
Finance lease obligations, net of current portion	92,244	98,272
Operating lease obligations, net of current portion	5,339	—
Total long-term liabilities	4,162,383	4,068,272
TOTAL LIABILITIES	15,138,528	14,691,711

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,574,658 and 4,527,685 respectively, shares issued and outstanding	45,747	45,277
Additional paid-in capital	21,783,690	21,420,886
Retained earnings	24,942,510	25,268,187
Total stockholders’ equity	46,771,947	46,734,350
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$61,910,475	$61,426,061

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
OPERATING REVENUES:
Pari-mutuel	$1,490,809	$1,540,944
Card Casino	7,899,964	8,276,981
Food and beverage	1,352,801	1,303,638
Other	847,224	1,098,383
Total Net Revenues	11,590,798	12,219,946

OPERATING EXPENSES:
Purse expense	1,395,538	1,244,886
Minnesota Breeders’ Fund	217,695	203,152
Other pari-mutuel expenses	268,366	278,522
Salaries and benefits	5,745,287	5,430,004
Cost of food and beverage and other sales	625,757	592,907
Depreciation and amortization	625,520	635,145
Utilities	322,115	317,861
Advertising and marketing	190,329	226,975
Professional and Contracted Services	966,386	860,293
Loss on disposal of assets	113,437	—
Gain on insurance recoveries	—	(21,064)
Other operating expenses	1,143,129	1,094,512
Total Operating Expenses	11,613,559	10,863,193
(LOSS) INCOME FROM OPERATIONS	(22,761)	1,356,753
OTHER INCOME
Interest income, net	63,240	12,407
Net Other Income	63,240	12,407
INCOME BEFORE INCOME TAXES	40,479	1,369,160
INCOME TAX BENEFIT (EXPENSE)	16,093	(379,470)
NET INCOME	$56,572	$989,690

Basic earnings per share	$0.01	$0.22
Diluted earnings per share	$0.01	$0.22
Weighted Average Basic Shares Outstanding	4,559,477	4,439,652
Weighted Average Diluted Shares	4,613,245	4,490,863
Cash dividends declared per share	0.07	0.07

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2017	4,414,492	$44,145	$19,865,273	$20,807,679	$40,717,097

Exercise of stock options	22,000	220	225,290	—	225,510
Stock-based compensation	—	—	103,221	—	103,221
Dividend distribution	—	—	—	(311,499)	(311,499)
401(K) stock match	6,653	67	116,326	—	116,393
Issuance of deferred stock awards	2,788	28	28	—	56
Shares issued under Employee Stock Purchase Plan	4,054	41	55,945	—	55,986
Net income	—	—	—	989,690	989,690

Balance at March 31, 2018	4,449,987	$44,500	$20,366,083	$21,485,870	$41,896,453

Balance at December 31, 2018	4,527,685	$45,277	$21,420,886	$25,268,187	$46,734,350

Exercise of stock options	28,060	281	172,111	—	172,392
Other share retirements	(5,863)	(59)	(27,915)	(62,023)	(89,997)
Stock-based compensation	—	—	90,058	—	90,058
Dividend distribution	—	—	—	(320,226)	(320,226)
401(K) stock match	8,111	81	116,312	—	116,393
Issuance of deferred stock awards	10,968	110	(55,044)	—	(54,934)
Shares issued under Employee Stock Purchase Plan	5,697	57	67,282	—	67,339
Net Income	—	—	—	56,572	56,572

Balance at March 31, 2019	4,574,658	$45,747	$21,783,690	$24,942,510	$46,771,947

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating Activities:
Net income	$56,572	$989,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	625,520	635,145
Stock-based compensation expense	90,058	103,221
Stock-based employee match contribution	116,312	116,326
Deferred income taxes	94,800	142,000
Loss from equity investment	2,377	—
Loss on disposal of assets	113,437	—
Gain on insurance recoveries	—	(21,064)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(69,385)	665,007
Increase in other current assets	(40,457)	(36,494)
Decrease in income taxes receivable/payable	357,158	237,469
Decrease in operating lease right-of-use assets	1,939	—
Decrease in operating lease liabilities	(1,939)	—
Increase in accounts payable	302,777	79,734
Decrease in deferred revenue	(61,754)	(13,295)
Increase in Card Casino accruals	417,322	285,197
Decrease in accrued wages and payroll taxes	(888,915)	(1,140,208)
Increase in accrued property taxes	222,443	242,501
Increase in payable to horsepersons	122,454	136,767
Net cash provided by operating activities	1,460,719	2,421,996

Investing Activities:
Additions to land, buildings, and equipment	(4,801,419)	(1,225,960)
Net cash used in investing activities	(4,801,419)	(1,225,960)

Financing Activities
Proceeds from issuance of common stock	149,815	282,117
Cash dividend paid to shareholders	(316,938)	(265,113)
Payments for taxes related to net share settlement of equity awards	(54,934)	—
Principal payments on finance lease	(5,738)	—
Net cash (used in) provided by financing activities	(227,795)	17,004

Net (decrease) increase in cash, cash equivalents, and restricted cash	(3,568,495)	1,213,040

Cash, cash equivalents, and restricted cash at beginning of year	11,203,998	12,025,553

Cash, cash equivalents, and restricted cash at end of year	$7,635,503	$13,238,593

Schedule of non-cash investing and financing activities
Additions to buildings and equipment funded through accounts payable	$227,000	$613,000
Transfer of future TIF reimbursed costs from PP&E	1,700,000	—
ROU assets obtained in exchange for operating lease obligations	15,000	—
Dividend declared	320,000	311,000

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$326,000
Interest paid	2,000	—

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2018, included in its Annual Report on Form 10‑K (the “2018 Form 10‑K”).

The condensed consolidated balance sheets and the related condensed consolidated statements of operations, stockholders’ equity, and the cash flows for the periods ended March 31, 2019 and 2018 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, statement of stockholders’ equity, and cash flows at March 31, 2019 and 2018 and for the periods then ended have been made.

Effective January 1, 2019, we adopted the requirements of Accounting Standards Update (“ASU”) No 2016‑02, Leases as discussed in Note 2. All amounts and disclosures set forth in this Form 10‑Q have been updated to comply with the new standards.

Restricted Cash – Restricted cash represents refundable deposits and amounts due to horsemen for purses, stakes and awards, and amounts accumulated in card game progressive jackpot pools, the player pool and poker promotional fund to be used to repay card players in the form of promotions, giveaways, prizes, or by other means. Restricted cash also includes two deposits related to its development operations. One deposit is an escrow account with a bank to fund the road construction on Shenandoah Drive. This account is to ensure the Company completes the construction of the road that allows access to the first phase of the Doran Canterbury I apartment complex. Funds from the escrow account will be released to the Company as progress billings from the contractor are received. The Company also recorded a deposit with a bank to assist Doran Canterbury to complete financing for a construction loan. The bank will release the deposit back to the Company when the construction loan is repaid by Doran Canterbury I and converted into a term loan. Because the Company expects this to occur in 2021 or 2022, the Company classified this as long term restricted cash on its consolidated balance sheet.

Deferred Revenue – Deferred revenue includes advance sales related to racing, events and corporate partnerships. Revenue from these advance billings is recognized when the related event occurs or services have been performed. Deferred revenue also includes advanced Cooperative Marketing Agreement (“CMA”) promotional funds, for which revenue is recognized when expenses are incurred.

Payable to Horsepersons - The Minnesota Pari-mutuel Horse Racing Act requires the Company to segregate a portion of funds (recorded as purse expense in the statements of operations) received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ association. Pursuant to an agreement with the Minnesota Horsemen’s Benevolent and Protective Association (“MHBPA”), the Company transferred into a trust account or paid directly to the MHBPA, $1,260,000 and $1,090,000 for the three months ended March 31, 2019 and 2018, respectively, related to thoroughbred races. Minnesota Statutes provide that amounts transferred into the trust account are the property of the trust and not of the Company, and therefore these amounts are not recorded on the Company’s Consolidated Balance Sheet.

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

Contracts for Card Casino operations and pari-mutuel wagering involve two performance obligations for those customers earning points under the Company’s loyalty program and a single performance obligation for customers who do not participate in the program. The Company applies a practical expedient by accounting for its gaming contracts on a portfolio basis as these wagers have similar characteristics and the Company reasonably expects the effects on the financial statements of applying the revenue recognition guidance to the portfolio would not differ materially from what would result if the guidance were applied on an individual wagering contract. For purposes of allocating the transaction price in a wagering contract between the wagering performance obligation and the obligation associated with the loyalty points earned, the Company allocates an amount to the loyalty point contract liability based on the stand-alone redemption value of the points earned, which is determined by the value of a point that can be redeemed for a cash voucher, food and beverage voucher, racing admission, valet parking, or racing forms. Based on past experience, the majority of customers redeem their points for cash vouchers. Therefore, there are no further performance obligations by the Company.

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

2.    ACCOUNTING STANDARDS AND SIGNIFICANT ACCOUNTING POLICIES

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 codified as Accounting Standards Codification (“ASC”) 842, Leases, (“ASC 842”) which addresses the recognition and measurement of leases. Under the new guidance, for all leases (with the exception of short-term leases), at the commencement date, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to control the use of a specified asset for the lease term. The effective date for this update is for the annual and interim periods beginning after December 15, 2018 with early adoption permitted. ASC 842 requires a transition adoption election using either (1) a modified retrospective approach with periods prior to the adoption date being recast or (2) a prospective adoption approach with a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods continuing to be reported under previous lease accounting guidance.

The Company adopted ASC 842 on January 1, 2019 using the prospective adoption approach, and therefore, comparative periods will continue to be reported under previous lease accounting guidance consistent with previously issued financial statements. The Company also elected to adopt the package of practical expedients permitted under the transition guidance within ASC 842, which among other things, allows us to carry forward the historical lease identification, lease classification and treatment of initial direct costs for leases entered into prior to January 1, 2019. We have also made an accounting policy election to not record short-term leases with an initial term of 12 months or less on the balance sheet for all classes of underlying assets. The adoption of ASC 842 did not have a material impact on our consolidated financial statements.  Refer to Note 11 for further detail.

Summary of Significant Accounting Policies

Except for the accounting policies for leases that were updated as a result of our recently adopted accounting pronouncements, there have been no changes to our significant accounting policies described in the Annual Report on Form 10‑K for the year ended December 31, 2018 filed with the SEC on March 29, 2019, that have had a material impact on our condensed consolidated financial statements and related notes.

3.    STOCK-BASED COMPENSATION

Long Term Incentive Plan and Award of Deferred Stock

The Long Term Incentive Plan (the “LTI Plan”) authorizes the grant of Long Term Incentive Awards that provide an opportunity to Named Executive Officers (“NEOs”) and other Senior Executives to receive a payment in cash or shares of the Company’s common stock to the extent of achievement at the end of a period greater than one year (the “Performance Period”) as compared to Performance Goals established at the beginning of the Performance

Period. Currently, there are three awards outstanding that are for three-year periods ending December 31, 2019, 2020, and 2021.

Board of Directors Stock Option, Deferred Stock Awards, and Restricted Stock Grants

The Company’s Stock Plan currently authorizes annual grants of restricted stock, deferred stock, stock options, or any combination of the three, to non-employee members of the Board of Directors at the time of the Company’s annual shareholders’ meeting as determined by the Board prior to each such meeting. Options granted under the Plan generally expire 10 years after the grant date. Restricted stock and deferred stock grants generally vest 100% one year after the date of the annual meeting at which they were granted, are subject to restrictions on resale for an additional year, and are subject to forfeiture if a board member terminates his or her board service prior to the shares vesting. The Board of Directors’ unvested deferred stock awards as of March 31, 2019 consisted of 7,456 shares with a weighted average fair value per share of $16.10. There were no unvested restricted stock or stock options outstanding at March 31, 2019.

Stock-based compensation expense related to the LTI Plan, deferred stock awards and restricted stock awards is included on the Condensed Consolidated Statements of Operations and totaled $90,000 and $103,000 for the three months ended March 31, 2019 and 2018, respectively.

Employee Stock Option Grants

The Company has granted incentive stock options to employees pursuant to the Company’s Stock Plan with an exercise price equal to the market price on the date of grant. The options vest over a 42‑month period and expire in 10 years.

A summary of stock option activity as of March 31, 2019 and changes during the three months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Grant Date
Stock Options		Price	Term	Fair Value

Outstanding at January 1, 2019	75,062	$7.95
Granted	-	-
Exercised	(28,060)	6.14
Expired/Forfeited	-	-
Outstanding at March 31, 2019	47,002	$9.03	1.0 Years	$424,392

Exercisable at March 31, 2019	47,002	$9.03	1.0 Years	$424,392

4.    NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net income (numerator) amounts used for basic and diluted per share computations:	$56,572	$989,690

Weighted average shares (denominator) of common stock outstanding:
Basic	4,559,477	4,439,652
Plus dilutive effect of stock options	53,768	51,211
Diluted	4,613,245	4,490,863

Net income per common share:
Basic	$0.01	$0.22
Diluted	0.01	0.22

There were no out-of-the money options at March 31, 2019 or 2018; thus, all outstanding options to purchase shares of common stock were included in the computation of diluted net income per share.

5.    PROMISSORY NOTES RECEIVABLE

In May 2016, the Company sold approximately 24 acres of land adjacent to the Racetrack for a total consideration of approximately $4.3 million.  Promissory notes receivable consists of two promissory notes totaling $2,145,000 bearing interest at 1.43%.  On May 31, 2017, the Company signed an amendment extending the maturity date of the notes to May 2020. Payments totaling $1,094,000 are due annually on May 13th until the notes mature. The promissory notes are secured by the mortgage on approximately 24 acres of land and management believes no allowance for collectability is necessary.

6.    GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with a financial institution, which provides a revolving credit line up to $8,000,000 and allows for letters of credit in the aggregate amount of up to $2,000,000 to be issued under the credit agreement. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the three months ended March 31, 2019.

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

The following tables represent a disaggregation of revenues from contracts with customers along with the Company’s operating segments (in 000’s):

	Three Months Ended March 31, 2019
	Horse Racing	Card Casino	Food and Beverage	Development	Total
Net revenues from external customers	$2,292	$7,900	$1,399	$—	$11,591
Intersegment revenues	116	—	303	—	419
Net interest income	8	—	—	55	63
Depreciation	578	4	44	—	626
Segment (loss) income before income taxes	(1,176)	1,110	(88)	(22)	(176)
Segment tax expense (benefit)	(414)	441	(35)	(8)	(16)

	March 31, 2019
Segment Assets	$34,688	$441	$23,667	$26,414	$85,210

	Three Months Ended March 31, 2018
	Horse Racing	Card Casino	Food and Beverage	Development	Total
Net revenues from external customers	$2,597	$8,277	$1,346	$—	$12,220
Intersegment revenues	109	—	319	—	428
Net interest income	1	—	—	11	12
Depreciation	589	5	41	—	635
Segment (loss) income before income taxes	(129)	1,531	(39)	(6)	1,357
Segment tax expense (benefit)	(32)	424	(11)	(2)	379

	December 31, 2018
Segment Assets	$35,992	$623	$23,680	$24,647	$84,942

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Three Months Ended March 31, 2019
	2019	2018
Revenues
Total net revenue for reportable segments	$12,010	$12,648
Elimination of intersegment revenues	(419)	(428)
Total consolidated net revenues	$11,591	$12,220

(Loss) income before income taxes
Total segment (loss) income before income taxes	$(176)	$1,357
Elimination of intersegment income before income taxes	216	12
Total consolidated income before income taxes	$40	$1,369

	March 31,	December 31,
	2019	2018
Assets
Total assets for reportable segments	$85,210	$84,942
Elimination of intercompany balances	(23,300)	(23,516)
Total consolidated assets	$61,910	$61,426

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

The Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”), which became effective June 4, 2012, was amended in the first quarter of each of 2015, 2016, 2017, and 2018, and will expire on December 31, 2022. The CMA contains certain covenants which, if breached, would trigger an obligation to repay a specified amount related to such covenant. At this time, management believes it unlikely that any breach of a covenant will occur, and that therefore the possibility that the Company will be required to pay the specified amount related to any covenant breach is remote.

The Company is periodically involved in various claims and legal actions arising in the normal course of business.  Management believes that the resolution of any pending claims and legal actions at March 31, 2019 and as of the date of this report, will not have a material impact on the Company’s consolidated financial positions or results of operations.

In August 2018, the Company entered into a Contract for Private Redevelopment with the City of Shakopee in connection with a Tax Increment Financing District (“TIF District”). The Company is obligated to construct certain infrastructure improvements within the TIF District, and will be reimbursed by the City of Shakopee by future tax increment revenue generated from the developed property. The total amount of funding that Canterbury will be paid as reimbursement under the TIF program for these improvements is not guaranteed and will depend on future tax revenues generated from the developed property.

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

Under the terms of the CMA, as amended, the SMSC paid the horsemen $7.4 million and $7.2 million in the first three months of 2019 and 2018, respectively, primarily for purse enhancements for the live race meets in the respective years.

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events.

In the first quarter of 2015, 2016, 2017, and 2018, the CMA was amended to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.” SMSC is currently obligated to make the following purse enhancement and marketing payments for 2020 through 2022:

	Purse Enhancement Payments to	Marketing Payments to
Year	Horsemen (1)	Canterbury Park
2020	7,380,000	1,620,000
2021	7,380,000	1,620,000
2022	7,380,000	1,620,000

1  Includes $100,000 each year payable to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s condensed consolidated statements of operations. For the three months ended March 31, 2019, the Company recorded $75,000 in other revenue and incurred $18,000 in advertising and marketing expense and $57,000 in depreciation related to the SMSC marketing funds. For the three months ended March 31, 2018, the Company recorded $106,000 in other revenue and incurred $49,000 in advertising and marketing expense and $57,000 in depreciation related to the SMSC marketing funds.

Under the CMA, the Company agreed for the term of the CMA, which is currently scheduled to terminate on December 31, 2022, that it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

10.  REAL ESTATE DEVELOPMENT

Equity Investment

On April 2, 2018, the Company’s subsidiary Canterbury Development LLC, entered into an Operating Agreement (“Operating Agreement”) with an affiliate of Doran Companies (“Doran”), a national commercial and residential real estate developer, as the two members of a Minnesota limited liability company named Doran Canterbury I, LLC (Doran Canterbury I). Doran Canterbury I was formed as part of a joint venture between Doran and Canterbury Development LLC to construct an upscale apartment complex on land adjacent to the Company’s Racetrack (the “Project”). Doran Canterbury is developing Phase I of the Project, which will include approximately 300 units, a heated parking ramp, and a clubhouse.

In connection with the execution of the Amended Doran Canterbury I Agreement, on August 18, 2018, Canterbury Development LLC entered into an Operating Agreement with Doran Shakopee, LLC as the two members of a Minnesota limited liability company entitled Doran Canterbury II, LLC (“Doran Canterbury II”). Under the Doran Canterbury II Operating Agreement, Doran Canterbury II will pursue development of Phase II of the Project, which is expected to begin upon rental stabilization of Phase I. Phase II will include an additional 300 apartment units. Canterbury Development’s equity contribution to Doran Canterbury for Phase II will be approximately 10 acres of land. In connection with its contribution, Canterbury Development became a 27.4% equity member in Doran Canterbury II with Doran owning the remaining 72.6%.

On September 27, 2018, Canterbury Development LLC contributed approximately 13 acres of land as its equity contribution in the Doran Canterbury I joint venture and became a 27.4% equity member. On December 20, 2018, financing for Doran Canterbury I was secured. As the Company is able to assert significant influence, but not control, over Doran Canterbury I’s operational and financial policies, the Company accounts for the joint venture as an equity method investment.

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

The Redevelopment Agreement provides that if the Company does not proceed with the improvements to Shenandoah Drive on or before December 15, 2018 or the improvements to Barenscheer Boulevard on or before December 15, 2019, the City of Shakopee has the right to construct the improvements itself and assess the Company for the costs of these improvements. As of December 2018, the Company was proceeding with the improvements to Shenandoah Drive.

Under the Redevelopment Agreement, the City of Shakopee has agreed that a portion of the tax increment revenue generated from the developed property will be paid to the Company to reimburse it for its expense in constructing infrastructure improvements. The total estimated cost of TIF eligible improvements to be borne by the Company is $23,336,500. A detailed Schedule of the Public Improvements under the Redevelopment Agreement, the timeline for their construction and the source and amount of funding is set forth on Exhibit C of the Redevelopment Agreement, which was filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2018. The total amount of funding that Canterbury will be paid as reimbursement under the TIF program for these improvements is not guaranteed, however, and will depend on future tax revenues generated from the developed property. As of March 31, 2019, the Company recorded a TIF receivable of $3,608,000.

The Company expects to finance its improvements under the Redevelopment Agreement with funds from its current operating resources and existing credit facility and, potentially, third-party financing sources.

11.  LEASES

The Company determines if an arrangement is a lease or contains a lease at inception. The Company leases certain office equipment under finance leases. We also lease equipment related to our horse racing operations under operating leases. For lease accounting purposes, we do not separate lease and nonlease components, nor do we record operating or finance lease assets and liabilities for short term leases.

As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments. We recognize expense for operating leases on a straight-line basis over the lease term. The Company’s lease agreements do not contain any variable lease payments, material residual value guarantees or any restrictive covenants.

Lease costs related to operating leases were $2,127 for the three months ended March 31, 2019. The total lease expenses for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or liability was $116,691 for the three months ended March 31, 2019.

Lease costs included in depreciation and amortization related to our finance leases were $6,234 for the three months ended March 31, 2019. Interest expense related to our finance leases were immaterial.

The following table shows the classification of the right of use assets on our consolidated balance sheets:

	Balance Sheet Location	March 31, 2019
Assets
Finance	Land, buildings and equipment, net (1)	115,254
Operating	Operating lease right-of-use assets	13,074
Total Leased Assets		$ 128,328

1  – Finance lease assets are net of accumulated amortization of $6,234 as of March 31, 2019

The following table shows the lease terms and discount rates related to our leases:

March 31, 2019
Weighted average remaining lease term (in years):
Finance	4.5
Operating	1.8
Weighted average discount rate (%):
Finance	5.0%
Operating	5.0%

The maturity of operating leases and finance leases as of March 31, 2019 are as follows:

Three months ended December 31,	Operating leases	Finance leases
2019 remaining	$6,215	$21,557
2020	7,500	28,743
2021	—	28,743
2022	—	28,743
2023	—	21,685
Total minimum lease obligations	13,715	129,471
Less: amounts representing interest	(641)	(13,721)
Present value of minimum lease payments	13,074	115,750
Less: current portion	(7,735)	(23,506)
Lease obligations, net of current portion	$5,339	$92,244

12.  RELATED PARTY RECEIVABLES

On December 20, 2018, the Company entered into a loan agreement with Doran Family Holdings, which is the controlling partner in the Doran Canterbury I joint venture. The Company loaned Doran Family Holdings $2,910,000 net of loan origination fees, and received a promissory note totaling $2,940,000 bearing interest at 5%. The note will mature at the earliest of (i) the date of closing by Doran Canterbury II, LLC on Phase II Project Financing; (ii) the closing on any purchase of the Phase II Land by Doran Shakopee, LLC pursuant to its option under Section 3.9(a) of the Doran Canterbury II Operating Agreement; (iii) the date of final determination that the Phase II Project will not be developed by either Doran Canterbury II, LLC; or (iv) three (3) years following the date of the note. Management believes no allowance for doubtful accounts is necessary.

In 2018, the Company incurred $268,000 of costs for preliminary grading work on parcels of land the Company has designated for Doran Canterbury II. The Company will be fully reimbursed for these costs upon the commencement of the Doran Canterbury II project and thus, recorded the amount as a receivable. Although there is a possibility Doran Canterbury II will not materialize, the Company currently believes the likelihood of that is remote.

13.  SUBSEQUENT EVENTS

On April 25, 2019, the Company completed the purchase of 2.5 acres of land and buildings located adjacent to the Northeast corner of the Racetrack for a total purchase price of approximately $1.0 million.  The acquisition of the property was related to the Company’s obligation to construct improvements on Barenscheer Boulevard and provide new and wider access to the Racetrack at the intersection of Barenscheer Boulevard and Canterbury Road (County Highway 83).

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

Operations Review for the Three Months Ended March 31, 2019:

EBITDA

EBITDA represents earnings before interest, income tax expense, and depreciation and amortization. EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance or cash flows from operating activities as a measure of liquidity.  EBITDA is presented as a supplemental disclosure because it is a widely used measure of performance and a basis for valuation of companies in our industry.  Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do.  Adjusted EBITDA reflects additional adjustments to net income to eliminate unusual items. For the three months ended March 31, 2019, adjusted EBITDA excluded the loss on disposal of assets.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and to adjusted EBITDA (defined above) which are non-GAAP financial measures, for the three months ended March 31, 2019 and 2018:

Summary of EBITDA Data

	Three Months Ended March 31,
	2019	2018
NET INCOME	$56,572	$989,690
Interest income, net	(63,240)	(12,407)
Income tax (benefit) expense	(16,093)	379,470
Depreciation	625,520	635,145
EBITDA	602,759	1,991,898
Gain on insurance recoveries	—	(21,064)
Loss on disposal of assets	113,437	—
ADJUSTED EBITDA	$716,196	$1,970,834

Adjusted EBITDA decreased $1,255,000 or 63.7% and decreased as a percentage of net revenues to 6.2% from 16.1% for the three months ended March 31, 2019 as compared to the same period in 2018. The decrease is due to the decrease in revenues and increase in operating expenses compared to the same period in 2018.

Revenues:

Total net revenues for the three months ended March 31, 2019 were $11,591,000, a decrease of $629,000, or 5.1%, compared to total net revenues of $12,220,000 for the three months ended March 31, 2018. This decrease primarily consists of decreases in card casino and other revenue of 4.6% and 22.9%, respectively. See below for a further discussion of our sources of revenues.

Pari-Mutuel Data Revenue:

	Three Months Ended March 31,
	2019	2018
Simulcast	$1,217,000	$1,272,000
Other revenue	274,000	269,000
Total Pari-Mutuel Revenue	$1,491,000	$1,541,000

Total pari-mutuel revenue decreased $50,000, or 3.2%,  for the three months ended March 31, 2019 compared to the same period in 2018. The decrease is related to a reduction in simulcast wagering, which was partially due to the temporary shutdown during the quarter of Santa Anita, one of the most popular horse tracks in the country in terms of simulcast wagering.

Card Casino Revenue:

	Three Months Ended March 31,
	2019	2018
Poker Games	$1,930,000	$2,178,000
Table Games	5,197,000	5,356,000
Total Collection Revenue	7,127,000	7,534,000
Other Revenue	773,000	743,000
Total Card Casino Revenue	$7,900,000	$8,277,000

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

Total Card Casino revenue decreased $377,000, or 4.6%, for the three months ended March 31, 2019 compared to the same period in 2018.  The decrease in the 2019 first quarter is primarily due to unusually inclement weather as well as business disruption caused by construction projects. During January and February, the Company had a major remodeling and expansion of the Card Casino which included reductions in the number of gaming tables as well as food and beverage services. In addition, road construction related to the development of our property was underway during the quarter and impacted patron access and parking. As a result of these factors, there was decreased play in table games and poker for the 2019 first quarter compared to the same period in 2018.

Food and Beverage Revenue:

Food and beverage revenue increased $49,000, or 3.8%, to $1,353,000 for the three months ended March 31, 2019 compared to the same period in 2018. The increase is attributable to increased food and beverage revenues from special events and the opening of the Trifecta Café and remodeled card room in March 2019.

Other Revenue:

Other revenue decreased $251,000, or 22.9%, for the three months ended March 31, 2019 compared to the same period in 2018.  The decrease is due to a short-term customer rental agreement in the first quarter of 2018, related to the Super Bowl held in Minneapolis. A portion of the revenues were reimbursed costs based on the terms of the contract. These costs are included as an expense in our Consolidated Statement of Operations.

Operating Expenses:

Total operating expenses increased $750,000, or 6.9%, for the three months ended March 31, 2019 compared to the same period in 2018. The following paragraphs provide further detail regarding certain operating expenses.

Purse expense increased $151,000, or 12.1%, for the three months ended March 31, 2019 compared to the same period in 2018.  Card Casino purses increased $240,000 due to a change in the purse payment structure related to changes in our horsemen contract effective January 1, 2019. This purse expense increase, which is primarily a timing difference that will result in lower purse expenses in the second and third quarters, was partially offset by purse reductions due to lower pari-mutuel and Card Casino revenues.

Salaries and benefits increased $315,000, or 5.9% for the three months ended March 31, 2019 compared to the same period in 2018. The increase is primarily due to labor costs and inefficiencies caused by the Card Casino construction in January and February and re-opening in March. Another factor in the increased labor costs was the State of Minnesota’s mandated increase of $0.21 in the minimum wage effective January 1, 2019.

Professional and contracted services increased $106,000, or 12.3%, for the three months ended March 31, 2019 compared to the same period in 2018. The increase is partially due to professional fees for its development initiatives, as well as increased cost of table games license fees.

In the 2019 first quarter, the Company recorded a loss on disposal of assets totaling $113,000. This primarily relates to a write-off of assets disposed of in remodeling our Card Casino.

Net income for the three months ended March 31, 2019 was $57,000.  Net income for the three months ended March 31, 2018 was $990,000.

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

Liquidity and Capital Resources:

Net cash provided by operating activities for the three months ended March 31, 2019 was $1,461,000 primarily as a result of the following: The Company reported net income of $57,000, which included a loss on disposal of assets of $113,000. Cash from operating activities was increased by noncash charges from depreciation of $626,000 and stock-based compensation and 401(k) match totaling $206,000. The Company also experienced an increase in accounts payable of $303,000, card casino accruals of $417,000, and a decrease in income taxes receivable of $357,000. This was partially offset by a decrease in accrued wages and payroll taxes of $889,000.

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

Net cash used in investing activities for the first three months of 2019 and 2018 was $4,801,000 and $1,226,000, respectively, primarily for additions to land, buildings, and equipment.

Net cash used in financing activities during the first three months of 2019 was $228,000, relating primarily to cash dividends paid to shareholders, partially offset by proceeds from purchases of stock through the Employee Stock Purchase Plan and the exercise of stock options. Net cash provided by financing activities during the first three months of 2018 was $17,000.

The Company has a general credit and security agreement with a financial institution. This agreement was amended and restated effective as of September 30, 2018 to extend the maturity date to September 30, 2019, increase the revolving credit line to $8,000,000, and allow for letters of credit in the aggregate amount of up to $2,000,000 to be issued under the credit agreement. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had no borrowings under the credit line during the three months ended March 31, 2019.

The Company’s cash,  cash equivalents, and restricted cash balance at March 31, 2019 was $7,636,000 compared to $11,204,000 at December 31, 2018. The Company believes that unrestricted funds available in its cash accounts, amounts available under its revolving line of credit, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements for regular operations, as well as its planned development expenses during 2019. However, if the Company engages in any additional significant real estate development, additional financing would more than likely be required.

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

Our significant accounting policies are included in Note 2 to our consolidated financial statements in our 2018 Annual Report on Form 10‑K. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Property and Equipment - We have significant capital invested in our property and equipment, which represents 66% of our total assets at March 31, 2019. We use our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows. If the sum of the related expected future net cash flows is less than the carrying value, management would determine how much of an impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. We have determined that no impairment of these assets exists at March 31, 2019.

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

Under the terms of the CMA, as amended, the SMSC paid the horsemen $7.4 million and $7.2 million in the first three months of 2019 and 2018, respectively, primarily for purse enhancements for the live race meets in the respective years.

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events.

In each of January 2015, 2016, 2017, and 2018 the CMA was amended to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.” SMSC is currently obligated to make the following purse enhancement and marketing payments for 2020 through 2022:

	Purse Enhancement Payments to	Marketing Payments to
Year	Horsemen (1)	Canterbury Park
2020	7,380,000	1,620,000
2021	7,380,000	1,620,000
2022	7,380,000	1,620,000

1 Includes $100,000 each year payable to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s condensed consolidated statements of operations. For the three months ended March 31, 2019, the Company recorded $75,000 in other revenue and incurred $18,000 in advertising and marketing expense and $57,000 in depreciation related to the SMSC marketing funds. For the three months ended March 31, 2018, the Company recorded $106,000 in other revenue and incurred $49,000 in advertising and marketing expense and $57,000 in depreciation related to the SMSC marketing funds.

Under the CMA, the Company has agreed for the 10‑year term of the CMA expiring December 31, 2022 that it will not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

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

Forward-Looking Statements:

From time-to-time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, we may make forward-looking statements concerning possible or anticipated future financial performance, prospective business activities or plans that are typically preceded by words such as “believes,” “expects,” “anticipates,” “intends” or similar expressions. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that these forward-looking statements are subject to risks and uncertainties that could affect our actual results and cause actual results to differ materially from those indicated in the forward-looking statements. These risks and uncertainties include, but are not limited to:

•material fluctuations in attendance at the Racetrack;

•decline in interest in wagering on horse races at the Racetrack, at other tracks, or on unbanked card games offered at the Card Casino;

•competition from other venues offering unbanked card games or other forms of wagering;

•greater-than-anticipated expenses or a lower-than-anticipated return on the development of our underutilized land, including our joint venture to develop a luxury apartment complex;

•competition from other sports and entertainment options;

•increases in compensation and employee benefit costs;

•increases in the percentage of revenues allocated for purse fund payments;

•higher-than-expected expenses related to new marketing initiatives;

•the impact of wagering products and technologies introduced by competitors;

•legislative and regulatory decisions and changes, including decision or actions related to sports betting that would adversely affect our betting environment;

•any legal, judicial, legislative or regulatory action or event that would adversely affect our ten-year Cooperative Marketing Agreement with the Shakopee Mdewakanton Sioux Community, which enhances the purses for daily racing at Canterbury Park and supports cooperative marketing programs for the two organizations, benefiting the stability and quality of live horse racing;

•the fact that under the Redevelopment Agreement with the City of Shakopee, the Company has agreed to undertake a number of specific infrastructure improvements within the TIF District, and the funding that Canterbury Park will be paid as reimbursement under the TIF program for these improvements is not guaranteed, but will depend in part on future tax revenues generated from the developed property;

•

the success of the Company’s Canterbury Commons real estate development, including our reliance upon our joint venture partner Doran Companies to construct and profitably operate the upscale apartment complex;

•the general health of the gaming sector; and

•other factors that are beyond our ability to control or predict.

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Canterbury Park is not required to provide the information requested by this Item as it qualifies as a smaller reporting company.

ITEM 4:    CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures:

The Company maintains disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with the filing of this Form 10‑Q, management evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) Randall D. Sampson, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2019.  Due to the material weakness in internal controls described below, management concluded that as of March 31, 2019, our internal control over financial reporting was not effective.

Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a‑15(f) and 15d‑15(f) of the Securities Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the Framework. Based on management’s testing and evaluation, we concluded that our internal control over financial reporting was not effective, and as a result, resulted in a material weakness in internal controls.

Based on management’s testing and evaluation, we concluded that our internal control over financial reporting was not effective in the quarter ended September 30, 2018, and as a result, resulted in a material weakness in internal controls.  The identified material weakness arose as a result of management’s incorrect initial determination of the effective date to recognize the gain associated with the Company’s transfer of land to the Doran Canterbury, I joint venture described in Note 10 of Notes to Financial Statements in the Form 10-Q for the quarter ended September 30, 2018.  On September 27, 2018, the Company’s subsidiary Canterbury Development LLC contributed approximately 13 acres of land to Doran Canterbury I as its equity contribution to the joint venture and became a 27.4% equity member. Under the Doran Canterbury I Operating Agreement, Doran was responsible for securing financing for Doran Canterbury I, and if financing were not secured for Doran Canterbury I, the Company had the ability to withdraw from Doran Canterbury I.  As long as the Company has the right to withdraw its land contribution, the Company was not able to recognize the gain. As of November 14, 2018, financing for Doran Canterbury I had not been secured. Therefore, as of September 30, 2018, the Company could not record (i) any gain associated with investment in this joint venture, or (ii) its interest in this joint venture.

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

During our 2018 fiscal fourth quarter and 2019 fiscal first quarter, we began implementing a remediation plan to address the material weakness described above. The Company believes that it must acquire additional technical expertise either within the Company or by engaging a third party to help it understand the intricacies of some of the applicable revenue recognition rules in connection with the Doran joint venture and any future joint venture agreements or future Company development efforts. The Company engaged a third party to assist in the process, but has determined that the remediation plan is not complete as the date of this Form 10-Q.

(b)      Changes in Internal Control over Financial Reporting:

There have been no changes in internal control over financial reporting that occurred during the fiscal 2019 first quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except that as noted above, the Company is taking steps to remediate the material weakness in internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.      Legal Proceedings

Not Applicable.

Item 1A.   Risk Factors

              There have been no changes to the Risk Factors listed in the Form 10-K for the year ended December 31, 2018.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not Applicable.

(b)Not Applicable.

(c)On December 17, 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 12b‑18 in open market transactions, block purchases of privately negotiated transactions (the “2008 Stock Repurchase Plan”). From its adoption until August 13, 2012, the Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and, on such date, authorized the repurchase of an additional 100,000 shares of the Company’s common stock. The Company did not repurchase any shares during the first quarter of 2019. The maximum number of shares that may yet be purchased under the above authorizations is 128,781 as of March 31, 2019.

Item 3.     Defaults upon Senior Securities

Not Applicable.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

Doran Canterbury I, LLC Development

As previously reported, on April 2, 2018, the Company’s subsidiary Canterbury Development LLC, entered into an Operating Agreement (“Operating Agreement”) with an affiliate of Doran Companies (“Doran”), a national commercial and residential real estate developer, as the two members of a Minnesota limited liability company named Doran Canterbury I, LLC (Doran Canterbury I). Doran Canterbury I was formed as part of a joint venture between Doran and Canterbury Development LLC to construct an upscale apartment complex on land adjacent to the Company’s Racetrack (the “Project”). Doran Canterbury is developing Phase I of the Project, which will include approximately 300 units, a heated parking ramp, and a clubhouse.

In connection with the execution of the Amended and restated Doran Canterbury I Agreement, on August 18, 2018, Canterbury Development LLC entered into an Operating Agreement with Doran Shakopee, LLC as the two members of a Minnesota limited liability company entitled Doran Canterbury II, LLC (“Doran Canterbury II”). Under the Doran Canterbury II Operating Agreement, Doran Canterbury II will pursue development of Phase II of the Project, which is expected to begin upon rental stabilization of Phase I. Phase II will include an additional 300 apartment units. Canterbury Development’s equity contribution to Doran Canterbury for Phase II will be approximately 10 acres of land. In connection with its contribution, Canterbury Development became a 27.4% equity member in Doran Canterbury II with Doran owning the remaining 72.6%.

The Amended and restated Doran Canterbury I Agreement, dated August 18, 2018, was amended pursuant to amendments dated as of December 20, 2018 and March 15, 2019.  Copies of the Amended and Restated Doran Canterbury I Agreement and the First and Second Amendments are filed as exhibits to this Form 10-Q.

Item 6.     Exhibits

10.1	Amended and Restated Operating Agreement of Doran Canterbury I, LLC dated August 17, 2018.

10.1.1	First Amendment dated as of December 20, 2018 to the Amended and Restated Operating Agreement of Doran Canterbury I, LLC dated August 17, 2018.

10.1.2	Second Amendment dated as of March 15, 2019 to the Amended and Restated Operating Agreement of Doran Canterbury I, LLC dated August 17, 2018.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a‑14 and 15d‑14 of the Exchange Act).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1	Press Release dated May 14, 2019 announcing 2019 First Quarter Results.

101

The following financial information from Canterbury Park Holding Corporation’s Quarterly Report on Form 10‑Q for the quarterly period ended March 31, 2019, formatted in eXtensible Business Reporting Language XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018,  (ii) Condensed Consolidated Statements of Operations for the Three Months ended March 31, 2019 and March 31, 2018,  (iii) Condensed Consolidated Statements of Stockholders’ Equity for the Three Months ended March 31, 2019 and March 31, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2019 and March 31, 2018, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: May 14, 2019	/s/ Randall D. Sampson

Randall D. Sampson,
President, Chief Financial Officer, and Chief Executive Officer