Form 10-Q
period 2019-06-30
Canterbury Park Holding Corp
filed 2019-08-13
CIK 1672909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE  30, 2019.

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b‑2).

YES	☐	NO	☒

Securities registered pursuant Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock Common stock, $.01 par value	CPHC	Nasdaq

The Company had 4,604,107 shares of common stock, $.01 par value, outstanding as of August  1, 2019.

Canterbury Park Holding Corporation

PART 1 – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2019	2018
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$442,811	$4,895,359
Restricted cash	10,095,483	5,058,639
Short-term investments	103,886	206,545
Accounts receivable, net of allowance of $19,250 for both periods	1,002,757	241,743
Current portion of notes receivable	1,080,175	1,063,650
Inventory	458,594	297,209
Prepaid expenses	527,243	625,024
Income taxes receivable	1,097,180	417,004
Total current assets	14,808,129	12,805,173

LONG-TERM ASSETS
Deposits	49,500	49,500
Restricted cash - long-term portion	1,256,329	1,250,000
TIF receivable	6,751,773	1,908,065
Notes receivable - long-term portion	—	1,078,861
Related party receivable	3,208,400	3,208,400
Operating lease right-of-use assets	91,577	—
Equity investment	2,992,633	2,995,010
Land, buildings and equipment, net	43,185,410	38,131,052
TOTAL ASSETS	$72,343,751	$61,426,061

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	4,817,013	3,587,328
Card Casino accruals	2,081,686	1,740,926
Accrued wages and payroll taxes	2,312,858	2,268,351
Cash dividend payable	321,153	316,938
Accrued property taxes	1,009,636	1,001,200
Deferred revenue	2,289,864	979,358
Payable to horsepersons	5,313,516	706,122
Line of credit	1,094,213	—
Current portion of finance lease obligations	23,800	23,216
Current portion of operating lease obligations	29,302	—
Total current liabilities	19,293,041	10,623,439

LONG-TERM LIABILITIES
Deferred income taxes	5,054,400	3,970,000
Finance lease obligations, net of current portion	85,410	98,272
Operating lease obligations, net of current portion	62,275	—
Total long-term liabilities	5,202,085	4,068,272
TOTAL LIABILITIES	24,495,126	14,691,711

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,604,107 and 4,527,685 respectively, shares issued and outstanding	46,041	45,277
Additional paid-in capital	22,223,470	21,420,886
Retained earnings	25,579,114	25,268,187
Total stockholders’ equity	47,848,625	46,734,350
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$72,343,751	$61,426,061

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
OPERATING REVENUES:
Pari-mutuel	$3,208,076	$3,504,767	$4,698,886	$5,045,711
Card Casino	8,891,005	8,480,489	16,790,968	16,757,470
Food and beverage	2,544,393	2,400,713	3,897,194	3,704,351
Other	1,789,703	2,126,755	2,636,826	3,225,140
Total Net Revenues	16,433,177	16,512,724	28,023,874	28,732,672

OPERATING EXPENSES:
Purse expense	1,960,635	2,102,873	3,356,172	3,347,759
Minnesota Breeders’ Fund	306,107	301,409	523,802	504,561
Other pari-mutuel expenses	451,685	484,754	720,051	763,276
Salaries and benefits	6,936,685	6,766,422	12,681,972	12,196,426
Cost of food and beverage and other sales	1,201,414	1,096,623	1,827,171	1,689,530
Depreciation and amortization	576,221	601,080	1,201,740	1,236,225
Utilities	376,803	382,365	698,918	700,226
Advertising and marketing	757,191	1,012,244	947,520	1,239,219
Professional and Contracted Services	1,338,353	1,159,925	2,304,739	2,020,218
Loss on disposal of assets	—	99,934	108,037	99,934
Gain on insurance recoveries	(204,274)	—	(198,974)	(21,064)
Other operating expenses	1,427,603	1,505,629	2,570,732	2,600,141
Total Operating Expenses	15,128,423	15,513,258	26,741,880	26,376,451
INCOME FROM OPERATIONS	1,304,754	999,466	1,281,994	2,356,221
OTHER INCOME
Interest income, net	45,319	5,048	108,558	17,455
Net Other Income	45,319	5,048	108,558	17,455
INCOME BEFORE INCOME TAXES	1,350,073	1,004,514	1,390,552	2,373,676
INCOME TAX EXPENSE	(392,316)	(279,163)	(376,223)	(658,633)
NET INCOME	$957,757	$725,351	$1,014,329	$1,715,043

Basic earnings per share	$0.21	$0.16	$0.22	$0.39
Diluted earnings per share	$0.21	$0.16	$0.22	$0.38
Weighted Average Basic Shares Outstanding	4,586,734	4,466,966	4,573,106	4,453,309
Weighted Average Diluted Shares	4,595,716	4,515,648	4,588,327	4,502,397
Cash dividends declared per share	$0.07	$0.07	$0.14	$0.14

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the six months ended June 30, 2019
	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2018	4,527,685	$45,277	$21,420,886	$25,268,187	$46,734,350

Exercise of stock options	30,310	303	185,589	—	185,892
Other share retirements	(5,863)	(59)	(27,915)	(62,023)	(89,997)
Stock-based compensation	—	—	163,508	—	163,508
Dividend distribution	—	—	—	(641,379)	(641,379)
401(K) stock match	29,591	296	409,229	—	409,525
Issuance of deferred stock awards	10,968	110	(55,044)	—	(54,934)
Shares issued under Employee Stock Purchase Plan	11,416	114	127,217	—	127,331
Net Income	—	—	—	1,014,329	1,014,329

Balance at June 30, 2019	4,604,107	$46,041	$22,223,470	$25,579,114	$47,848,625

For the three months ended June 30, 2019
	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at March 31, 2019	4,574,658	$45,747	$21,783,690	$24,942,510	$46,771,947

Exercise of stock options	2,250	23	13,478	—	13,501
Stock-based compensation	—	—	73,450	—	73,450
Dividend distribution	—	—	—	(321,153)	(321,153)
401(K) stock match	21,480	215	292,917	—	293,132
Shares issued under Employee Stock Purchase Plan	5,719	57	59,935	—	59,992
Net Income	—	—	—	957,757	957,757

Balance at June 30, 2019	4,604,107	$46,041	$22,223,470	$25,579,114	$47,848,625

For the six months ended June 30, 2018
	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2017	4,414,492	$44,145	$19,865,273	$20,807,679	$40,717,097

Exercise of stock options	44,525	445	414,606	—	415,051
Stock-based compensation	—	—	203,866	—	203,866
Dividend distribution	—	—	—	(625,560)	(625,560)
401(K) stock match	16,708	167	276,953	—	277,120
Issuance of deferred stock awards	2,788	28	28	—	56
Shares issued under Employee Stock Purchase Plan	4,054	41	55,945	—	55,986
Net income	—	—	—	1,715,043	1,715,043

Balance at June 30, 2018	4,482,567	$44,826	$20,816,671	$21,897,162	$42,758,659

For the three months ended June 30, 2018
	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at March 31, 2018	4,449,987	$44,500	$20,366,083	$21,485,870	$41,896,453

Exercise of stock options	22,525	225	189,316	—	189,541
Stock-based compensation	—	—	100,645	—	100,645
Dividend distribution	—	—	—	(314,059)	(314,059)
401(K) stock match	10,055	101	160,627	—	160,728
Net income	—	—	—	725,351	725,351

Balance at June 30, 2018	4,482,567	$44,826	$20,816,671	$21,897,162	$42,758,659

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating Activities:
Net income	$1,014,329	$1,715,043
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,201,740	1,236,225
Stock-based compensation expense	163,508	203,866
Stock-based employee match contribution	409,229	276,953
Deferred income taxes	1,084,400	204,000
Loss from equity investment	2,377	—
Loss on disposal of assets	108,037	99,934
Gain on insurance recoveries	(198,974)	(21,064)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(556,740)	539,130
(Increase) decrease in other current assets	(63,603)	182,922
Decrease in income taxes receivable/payable	(680,177)	(200,367)
Decrease in operating lease right-of-use assets	11,535	—
Decrease in operating lease liabilities	(11,535)	—
Increase in accounts payable	531,433	1,261,658
Increase in deferred revenue	1,310,506	1,200,708
Increase (decrease) in Card Casino accruals	340,760	(351,539)
Increase (decrease) in accrued wages and payroll taxes	44,507	(137,244)
Increase in accrued property taxes	8,436	35,999
Increase in payable to horsepersons	4,607,394	4,683,256
Net cash provided by operating activities	9,327,162	10,929,480

Investing Activities:
Additions to land, buildings, and equipment	(10,514,891)	(2,872,322)
Decrease in notes receivable	1,062,336	1,046,103
Sale (purchase) of investments	102,659	(205)
Net cash used in investing activities	(9,349,896)	(1,826,424)

Financing Activities:
Proceeds from issuance of common stock	223,522	471,163
Borrowings on line of credit	3,920,257	—
Payments against line of credit	(2,826,044)	—
Cash dividend paid to shareholders	(637,164)	(576,522)
Payments for taxes related to net share settlement of equity awards	(54,934)	—
Principal payments on finance lease	(12,278)	—
Net cash provided by (used in) financing activities	613,359	(105,359)

Net increase in cash, cash equivalents, and restricted cash	590,625	8,997,697

Cash, cash equivalents, and restricted cash at beginning of period	11,203,998	12,025,553

Cash, cash equivalents, and restricted cash at end of period	$11,794,623	$21,023,250

Schedule of non-cash investing and financing activities
Additions to buildings and equipment funded through accounts payable	$698,000	$153,000
Transfer of future TIF reimbursed costs from PP&E	4,844,000	—
ROU assets obtained in exchange for operating lease obligations	103,000	—
Dividend declared	321,000	314,000

Supplemental disclosure of cash flow information:
Income taxes paid	$440,000	$1,067,000
Interest paid	14,000	—

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

The condensed consolidated balance sheets and the related condensed consolidated statements of operations, stockholders’ equity, and the cash flows for the periods ended June  30, 2019 and 2018 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, statement of stockholders’ equity, and cash flows at June 30, 2019 and 2018 and for the periods then ended have been made.

Effective January 1, 2019, we adopted the requirements of Accounting Standards Update (“ASU”) No 2016‑02, Leases as discussed in Note 2. All amounts and disclosures set forth in this Form 10‑Q have been updated to comply with the new standards.

Restricted Cash – Restricted cash represents refundable deposits and amounts due to horsemen for purses, stakes and awards, and amounts accumulated in card game progressive jackpot pools, the player pool and poker promotional fund to be used to repay card players in the form of promotions, giveaways, prizes, or by other means. Restricted cash also includes two deposits related to its development operations. One deposit is an escrow account with a bank to fund the road construction on Shenandoah Drive. This account is to ensure the Company completes the construction of the road that allows access to the first phase of the Doran Canterbury I apartment complex. Funds from the escrow account will be released to the Company as progress billings from the contractor are received. The Company also recorded a deposit with a bank to assist Doran Canterbury I  to complete financing for a construction loan. The bank will release the deposit back to the Company when the construction loan is repaid by Doran Canterbury I and converted into a term loan. Because the Company expects this to occur in 2021 or 2022, the Company classified this as long term restricted cash on its consolidated balance sheet.

Deferred Revenue – Deferred revenue includes advance sales related to racing, events and corporate partnerships. Revenue from these advance billings is recognized when the related event occurs or services have been performed. Deferred revenue also includes advanced Cooperative Marketing Agreement (“CMA”) promotional funds, for which revenue is recognized when expenses are incurred.

Payable to Horsepersons - The Minnesota Pari-mutuel Horse Racing Act requires the Company to segregate a portion of funds (recorded as purse expense in the statements of operations) received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ association. Pursuant to an agreement with the Minnesota Horsemen’s Benevolent and Protective Association (“MHBPA”), the Company transferred into a trust account or paid directly to the MHBPA, $2,864,000 and $2,678,000 for the six months ended June 30, 2019 and 2018, respectively, related to thoroughbred races. Minnesota Statutes provide that amounts transferred into the trust account are the property of the trust and not of the Company, and therefore these amounts are not recorded on the Company’s Consolidated Balance Sheet.

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

For export revenue, our customer is the third party wagering site such as a racetrack, OTB, or advance deposit wagering provider. Therefore, the revenue we recognize for export revenue is the simulcast host fee we earn for exporting our racing signal to the third party wagering site.

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

Board of Directors Stock Option, Deferred Stock Awards, and Restricted Stock Grants

The Company’s Stock Plan currently authorizes annual grants of restricted stock, deferred stock, stock options, or any combination of the three, to non-employee members of the Board of Directors at the time of the Company’s annual shareholders’ meeting as determined by the Board prior to each such meeting. Options granted under the Plan generally expire 10 years after the grant date. Restricted stock and deferred stock grants generally vest 100% one year after the date of the annual meeting at which they were granted, are subject to restrictions on resale for an additional year, and are subject to forfeiture if a board member terminates his or her board service prior to the shares vesting. The Board of Directors’ unvested deferred stock awards as of June 30, 2019 consisted of 9,416 shares with a weighted average fair value per share of $12.74. There were no unvested restricted stock or stock options outstanding at June 30, 2019.

Stock-based compensation expense related to the LTI Plan, deferred stock awards and restricted stock awards is included on the Condensed Consolidated Statements of Operations and totaled $164,000 and $204,000 for the six months ended June 30, 2019 and 2018, respectively, and $73,000 and $101,000 for the three months ended June 30, 2019 and 2018, respectively.

Employee Stock Option Grants

The Company has granted incentive stock options to employees pursuant to the Company’s Stock Plan with an exercise price equal to the market price on the date of grant. The options vest over a 42‑month period and expire in 10 years.

A summary of stock option activity as of June 30, 2019 and changes during the six months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Grant Date
Stock Options		Price	Term	Fair Value

Outstanding at January 1, 2019	75,062	$7.95
Granted	-	-
Exercised	(30,310)	6.13
Expired/Forfeited	(502)	6.00
Outstanding at June 30, 2019	44,250	$9.22	0.8 Years	$407,880

Exercisable at June 30, 2019	44,250	$9.22	0.8 Years	$407,880

4.    NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the three and six months ended June  30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (numerator) amounts used for basic and diluted per share computations:	$957,757	$725,351	$1,014,329	$1,715,043

Weighted average shares (denominator) of common stock outstanding:
Basic	4,586,734	4,466,966	4,573,106	4,453,309
Plus dilutive effect of stock options	8,982	48,682	15,221	49,088
Diluted	4,595,716	4,515,648	4,588,327	4,502,397

Net income per common share:
Basic	$0.21	$0.16	$0.22	$0.39
Diluted	0.21	0.16	0.22	0.38

Options to purchase 9,000 shares of common stock at an average price of $13.30 per share were outstanding but not included in the computation of diluted net income per share for the six months ended June 30, 2019 because the exercise price of the options exceeded the market price of the Company’s common stock at June 30, 2019.

There were no out-of-the money options at June 30, 2018; thus, all outstanding options to purchase shares of common stock were included in the computation of diluted net income per share.

5.    PROMISSORY NOTES RECEIVABLE

In May 2016, the Company sold approximately 24 acres of land adjacent to the Racetrack for a total consideration of approximately $4.3 million. Promissory notes receivable consists of two promissory notes totaling $1,080,000 bearing interest at 1.43%. On May 31, 2017, the Company signed an amendment extending the maturity date of the notes to May 2020. Payments totaling $1,094,000 are due annually on May 13th until the notes mature. The promissory notes are secured by the mortgage on approximately 24 acres of land and management believes no allowance for collectability is necessary.

6.    GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with a financial institution, which provides a revolving credit line up to $8,000,000 and allows for letters of credit in the aggregate amount of up to $2,000,000 to be issued under the credit agreement. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. As of June 30, 2019, the outstanding balance on the line of credit was $1,094,213. The Company had no borrowings under the credit line as of December 31, 2018.

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

The following tables represent a disaggregation of revenues from contracts with customers along with the Company’s operating segments (in 000’s):

	Six Months Ended June 30, 2019
	Horse Racing	Card Casino	Food and Beverage	Development	Total
Net revenues from external customers	$7,207	$16,791	$4,026	$—	$28,024
Intersegment revenues	416	—	678	—	1,094
Net interest income	(4)	—	—	113	109
Depreciation	1,079	35	88	—	1,202
Segment (loss) income before income taxes	(1,432)	2,695	154	(15)	1,402
Segment tax expense (benefit)	(391)	729	42	(4)	376

	June 30, 2019
Segment Assets	$38,003	$3,533	$24,868	$29,466	$95,870

	Six Months Ended June 30, 2018
	Horse Racing	Card Casino	Food and Beverage	Development	Total
Net revenues from external customers	$8,112	$16,758	$3,863	$-	$28,733
Intersegment revenues	368	-	671	-	1,039
Net interest income	(4)	-	-	21	17
Depreciation	1,153	5	78	-	1,236
Segment (loss) income before income taxes	(456)	3,040	177	(2)	2,759
Segment tax expense (benefit)	(231)	842	49	(1)	659

	December 31, 2018
Segment Assets	$35,992	$623	$23,680	$24,647	$84,942

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Six Months Ended June 30, 2019
	2019	2018
Revenues
Total net revenue for reportable segments	$29,118	$29,773
Elimination of intersegment revenues	(1,094)	(1,040)
Total consolidated net revenues	$28,024	$28,733

Income before income taxes
Total segment income before income taxes	$1,402	$2,759
Elimination of intersegment income before income taxes	(11)	(385)
Total consolidated income before income taxes	$1,391	$2,374

	June 30,	December 31,
	2019	2018
Assets
Total assets for reportable segments	$95,870	$84,942
Elimination of intercompany balances	(23,526)	(23,516)
Total consolidated assets	$72,344	$61,426

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

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at June 30, 2019 and as of the date of this report, will not have a material impact on the Company’s consolidated financial positions or results of operations.

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

Under the terms of the CMA, as amended, the SMSC made payments of $7.4 million during the first six months of 2019 and 2018, primarily for purse enhancements for the live race meets in the respective years.

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits, and events. The SMSC paid the Company $1,620,000 for marketing purposes during each of the six month periods ended June 30, 2019 and 2018.

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

1  Includes $100,000 each year payable to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s condensed consolidated statements of operations. For the three and six months ended June 30, 2019, the Company recorded $378,000 and $453,000 in other revenue, respectively, incurred $321,000 and $340,000 in advertising and marketing expense, respectively, and incurred $57,000 and $113,000 in depreciation, respectively, related to the SMSC marketing funds. For the three and six months ended June 30, 2018, the Company recorded $572,000 and $678,000 in other revenue, respectively, incurred $515,000 and $565,000 in advertising and marketing expense, respectively, and incurred $57,000 and $113,000 in depreciation, respectively, related to the SMSC marketing funds.

Under the CMA, the Company agreed for the term of the CMA, which is currently scheduled to terminate on December 31, 2022, that it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

10.  REAL ESTATE DEVELOPMENT

Equity Investment

On April 2, 2018, the Company’s subsidiary Canterbury Development LLC, entered into an Operating Agreement (“Operating Agreement”) with an affiliate of Doran Companies (“Doran”), a national commercial and residential real estate developer, as the two members of a Minnesota limited liability company named Doran Canterbury I, LLC (Doran Canterbury I). Doran Canterbury I was formed as part of a joint venture between Doran and Canterbury Development LLC to construct an upscale apartment complex on land adjacent to the Company’s Racetrack (the “Project”). Doran Canterbury I is developing Phase I of the Project, which will include approximately 300 units, a heated parking ramp, and a clubhouse.

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

In connection with the execution of the Amended Doran Canterbury I Agreement, on August 18, 2018, Canterbury Development LLC entered into an Operating Agreement with Doran Shakopee, LLC as the two members of a Minnesota limited liability company entitled Doran Canterbury II, LLC (“Doran Canterbury II”). Under the Doran Canterbury II Operating Agreement, Doran Canterbury II will pursue development of Phase II of the Project, which is expected to begin upon rental stabilization of Phase I. Phase II will include an additional 300 apartment units. Canterbury Development’s equity contribution to Doran Canterbury II for Phase II will be approximately 10 acres of land. In connection with its contribution, Canterbury Development became a 27.4% equity member in Doran Canterbury II with Doran owning the remaining 72.6%.

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

Under the Redevelopment Agreement, the City of Shakopee has agreed that a portion of the tax increment revenue generated from the developed property will be paid to the Company to reimburse it for its expense in constructing infrastructure improvements. The total estimated cost of TIF eligible improvements to be borne by the Company is $23,336,500. A detailed Schedule of the Public Improvements under the Redevelopment Agreement, the timeline for their construction and the source and amount of funding is set forth on Exhibit C of the Redevelopment Agreement, which was filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2018. The total amount of funding that Canterbury will be paid as reimbursement under the TIF program for these improvements is not guaranteed, however, and will depend on future tax revenues generated from the developed property. As of June 30, 2019, the Company recorded a TIF receivable of $6,752,000.

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

Lease costs related to operating leases were $15,132 for the six months ended June 30, 2019. The total lease expenses for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or liability was $282,464 for the six months ended June 30, 2019.

Lease costs included in depreciation and amortization related to our finance leases were $12,473 for the six months ended June 30, 2019. Interest expense related to our finance leases were immaterial.

The following table shows the classification of the right of use assets on our consolidated balance sheets:

	Balance Sheet Location	June 30, 2019
Assets
Finance	Land, buildings and equipment, net (1)	109,210
Operating	Operating lease right-of-use assets	91,577
Total Leased Assets		$ 200,787

1  – Finance lease assets are net of accumulated amortization of $12,468 as of June 30, 2019

The following table shows the lease terms and discount rates related to our leases:

June 30, 2019
Weighted average remaining lease term (in years):
Finance	4.3
Operating	1.5
Weighted average discount rate (%):
Finance	5.0%
Operating	5.4%

The maturity of operating leases and finance leases as of June 30, 2019 are as follows:

Six months ended June 30,	Operating leases	Finance leases
2019 remaining	$18,018	$14,371
2020	31,349	28,743
2021	23,100	28,743
2022	23,100	28,743
2023	—	21,685
Total minimum lease obligations	95,567	122,285
Less: amounts representing interest	(3,990)	(13,075)
Present value of minimum lease payments	91,577	109,210
Less: current portion	(29,302)	(23,800)
Lease obligations, net of current portion	$62,275	$85,410

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

13.  SUBSEQUENT EVENTS

As described in Note 1, the Company has a deposit in an escrow account with a bank to fund the road construction on Shenandoah Drive. This account is to ensure the Company completes the construction of the road that allows access to the first phase of the Doran Canterbury I apartment complex. On July 30, 2019, the bank released $2,001,151 of this deposit to the Company for its progress in completing the road. This resulted in an increase to our Cash and cash equivalents of $2,001,151 and a decrease to our Restricted cash of $2,001,151. The Company expects to receive the remaining balance of approximately $882,000 by the end of 2019.

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

Operations Review for the Three and Six Months Ended June 30, 2019:

EBITDA

EBITDA represents earnings before interest, income tax expense, and depreciation and amortization. EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance or cash flows from operating activities as a measure of liquidity.  EBITDA is presented as a supplemental disclosure because it is a widely used measure of performance and a basis for valuation of companies in our industry.  Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do.  Adjusted EBITDA reflects additional adjustments to net income to eliminate unusual items. For the three and six months ended June 30, 2019, adjusted EBITDA excluded the loss on disposal of assets and gain on insurance recoveries.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and to adjusted EBITDA (defined above) which are non-GAAP financial measures, for the three and six months ended June 30, 2019 and 2018:

Summary of EBITDA Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
NET INCOME	$957,757	$725,351	$1,014,329	$1,715,043
Interest income, net	(45,319)	(5,048)	(108,558)	(17,455)
Income tax (benefit) expense	392,316	279,163	376,223	658,633
Depreciation	576,221	601,080	1,201,740	1,236,225
EBITDA	1,880,975	1,600,546	2,483,734	3,592,446
Gain on insurance recoveries	(204,274)	—	(198,974)	(21,064)
Loss on disposal of assets	—	99,934	108,037	99,934
ADJUSTED EBITDA	$1,676,701	$1,700,480	$2,392,797	$3,671,316

Adjusted EBITDA decreased $24,000 or 1.4% and decreased as a percentage of net revenues to 10.2% from 10.3% for the three months ended June  30, 2019 as compared to the same period in 2018. Adjusted EBITDA decreased $1,279,000 or 34.8% and decreased as a percentage of net revenues to 8.5% from 12.8% for the six months ended June 30, 2019 as compared to the same period in 2018. The decreases are due to the decrease in revenues and increase in operating expenses compared to the same periods in 2018.

Revenues:

Total net revenues for the three months ended June 30, 2019 were $16,433,000, a decrease of $80,000, or 0.5%, compared to total net revenues of $16,513,000 for the three months ended June  30, 2018. This decrease primarily consists of decreases in pari-mutuel and other revenue of 8.5% and 15.8%, respectively, slightly offset by an increase in Card Casino revenue of 4.8%.  Total net revenues for the six months ended June 30, 2019 were $23,024,000, a decrease of $709,000, or 2.5%, compared to net revenues of $28,733,000 for the three months ended June 30, 2018. This decrease primarily consists of decreases in pari-mutuel and other revenue of 6.9% and 18.2%, respectively. See below for a further discussion of our sources of revenues.

Pari-Mutuel Data Revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Simulcast	$1,634,000	$1,780,000	$2,852,000	$3,052,000
Live racing	912,000	943,000	912,000	943,000
Guest fees	418,000	557,000	418,000	558,000
Other revenue	244,000	225,000	517,000	493,000
Total Pari-Mutuel Revenue	$3,208,000	3,505,000	$4,699,000	$5,046,000

Racing Days
Simulcast only racing days	62	63	152	153
Live and simulcast racing days	29	28	29	28
Total Number of Racing Days	91	91	181	181

Total pari-mutuel revenue decreased $297,000, or 8.5%, and $347,000, or 6.9%, for the three and six months,  ended June  30, 2019, respectively, compared to the same periods in 2018. The decreases are related to a reduction in simulcast wagering, which was partially due to the temporary shutdown during the quarter of Santa Anita, one of the most popular horse tracks in the country in terms of simulcast wagering. Guest fees also decreased, primarily as a result from the temporary loss of a high-volume wagering company due to a contractual dispute between Churchill Downs, the Company’s content provider, and Monarch Content Management. However, this dispute was substantially resolved after the quarter ended June 30, 2019.

Card Casino Revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Poker Games	$1,823,000	$2,053,000	$3,753,000	$4,231,000
Table Games	6,195,000	5,651,000	11,391,000	11,007,000
Total Collection Revenue	8,018,000	7,704,000	15,144,000	15,238,000
Other Revenue	873,000	776,000	1,647,000	1,519,000
Total Card Casino Revenue	$8,891,000	$8,480,000	$16,791,000	$16,757,000

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

As indicated by the table above, total Card Casino revenue increased $411,000, or 4.8%, and $34,000, or 0.2%, for the three and six months ended June  30, 2019, respectively, compared to the same periods in 2018. The increases are a result of increased play on table games. This is attributed to the opening of the remodeled and expanded Card Casino in March 2019, which can accommodate more table games players, particularly on high volume days.

Food and Beverage Revenue:

Food and beverage revenue increased $144,000, or 6.0%, and $193,000, or 5.2%, for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The increases are attributable to increased food and beverage revenues from special events and the opening of the Trifecta Café and remodeled Card Casino in March 2019.

Other Revenue:

Other revenue decreased $337,000, or 15.8%, and $588,000, or 18.2%, for the three and six months ended June  30, 2019, respectively, compared to the same periods in 2018. For the three months ended June 30, 2019, the decrease is primarily due to decreased advertising revenue payments for RiverSouth, an area wide marketing initiative.  For the six months ended June 30, 2019, the decrease is due to a short-term customer rental agreement in the first quarter of 2018, related to the Super Bowl held in Minneapolis, as well as decreased advertising revenue payments for RiverSouth. A portion of these revenues were reimbursed costs based on the terms of the agreement and are included as an expense in our Consolidated Statement of Operations.

Operating Expenses:

Total operating expenses decreased $385,000, or 2.5%, for the three months ended June  30, 2019 compared to the same period in 2018.  Total operating expenses increased $366,000, or 1.4%, for the six months ended June 30, 2019 compared to the same period in 2018.  The following paragraphs provide further detail regarding certain operating expenses.

Purse expense decreased $142,000, or 6.8%, for the three months ended June  30, 2019 compared to the same period in 2018.  The decrease is due to lower pari-mutuel revenues, as well as a change in the purse payment structure related to changes in our horsemen contract effective January 1, 2019. This purse expense decrease is primarily a timing difference that resulted in higher purse expense in the 2019 first quarter.

Salaries and benefits increased $170,000, or 2.5%, and $486,000, or 4.0%, for the three and six months ended June  30, 2019, respectively, compared to the same periods in 2018. The increases are primarily due to labor costs associated with the State of Minnesota’s mandated increase of $0.21 in the minimum wage effective January 1, 2019 and increases relating to the Card Casino construction in January and February and re-opening in March.

Advertising and marketing decreased $255,000, or 25.2%, and $292,000, or 23.5%, for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The decreases are primarily due to decreased expenditures related to RiverSouth.

Professional and contracted services increased $178,000, or 12.3%, and $285,000, or 14.1%, for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The increases are due to professional fees for its development initiatives, legal and consulting costs, as well as increased cost of table games license fees.

During the six months ended June 30, 2019, the Company recorded a loss on disposal of assets totaling $108,000. This primarily related to a write-off of assets disposed of in remodeling our Card Casino. Also, during the same period, the Company recorded a gain on insurance recoveries of $199,000 as a result of insurance proceeds related to flood damage incurred at the Racetrack.

Net income for the three months ended June 30, 2019 and 2018 was $958,000 and $725,000 respectively. Net income for the six months ended June 30, 2019 and 2018 was $1,014,000 and $1,715,000, respectively.

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

Liquidity and Capital Resources:

The Company has a general credit and security agreement with a financial institution. This agreement was amended and restated effective as of September 30, 2018 to extend the maturity date to September 30, 2019, increase the revolving credit line to $8,000,000, and allow for letters of credit in the aggregate amount of up to $2,000,000 to be issued under the credit agreement. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. As of June 30, 2019, the outstanding balance on the line of credit was $1,094,213.

The Company’s cash,  cash equivalents, and restricted cash balance at June 30, 2019 was $11,795,000 compared to $21,023,000 as of December 31, 2018. The Company believes that unrestricted funds available in its cash accounts, amounts available under its revolving line of credit, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements for regular operations, as well as its planned development expenses during 2019. However, if the Company engages in any additional significant real estate development, additional financing would more than likely be required.

Operating Activities

Net cash provided by operating activities for the six months ended June  30, 2019 was $9,327,000 primarily as a result of the following: The Company reported net income of $1,014,000, which included a loss on disposal of assets of $108,000. Cash from operating activities was increased by noncash charges from depreciation of $1,202,000 and stock-based compensation and 401(k) match totaling $573,000. The Company also experienced an increase in deferred revenue of $1,311,000, payable to horsepersons of $4,607,000,  and Card Casino accruals of $341,000.

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

Investing Activities

Net cash used in investing activities for the first six months of 2019 was $9,350,000, primarily for additions to land, buildings, and equipment, including additions related to the Card Casino remodel and roadwork costs related to our development activities. This was partially offset by a decrease in notes receivable of $1,602,336.

Net cash used in investing activities for the first six months of 2018 was $1,826,000, primarily for additions to land, buildings, and equipment. This was partially offset by a decrease in notes receivable of $1,046,103.

Financing Activities

Net cash provided by financing activities during the first six months of 2019 was $613,000, relating primarily to borrowings on the line of credit and proceeds from purchases of stock through the Employee Stock Purchase Plan and the exercise of stock options, partially offset by cash dividends paid to shareholders.

Net cash used in financing activities during the first six months of 2018 was $106,000.

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

Property and Equipment - We have significant capital invested in our property and equipment, which represents 59.7% of our total assets at June  30, 2019. We use our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows. If the sum of the related expected future net cash flows is less than the carrying value, management would determine how much of an impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. We have determined that no impairment of these assets exists at June  30, 2019.

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

Under the terms of the CMA, as amended, the SMSC paid the horsemen $7.4 million during the first six months of 2019 and 2018, primarily for purse enhancements for the live race meets in the respective years.

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events. The SMSC paid the Company $1,620,000 for marketing purposes during each of the six month periods ended June 30, 2019 and 2018.

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

1 Includes $100,000 each year payable to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s condensed consolidated statements of operations. For the three and six months ended June 30, 2019, the Company recorded $378,000 and $453,000 in other revenue, respectively, incurred $321,000 and $340,000 in advertising and marketing expense, respectively, and incurred $57,000 and $113,000 in depreciation, respectively, related to the SMSC marketing funds. For the three and six months ended June 30, 2018, the Company recorded $572,000 and $678,000 in other revenue, respectively, incurred $515,000 and $565,000 in advertising and marketing expense, respectively, and incurred $57,000 and $113,000 in depreciation, respectively, related to the SMSC marketing funds.

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

•	the fact that 2019 first quarter construction activity in our Card Casino resulted in a decline in Card Casino revenues;
•

the fact the infrastructure improvements that we are making pursuant to the Redevelopment Agreement with the City of Shakopee together with improvements we are making to our parking facilities may disrupt traffic flow in a manner that discourages our customers from visiting our facilities, thereby affecting our revenue and profitability;

•the general health of the gaming sector; and

•other factors that are beyond our ability to control or predict.

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Note applicable.

ITEM 4:    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures:

The Company’s President and Chief Executive Officer, Randall D. Sampson and Chief Financial Officer, Randy J. Dehmer, have reviewed the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon this review, these officers have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that the disclosure controls are also effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Previously Identified Material Weakness; Remediation of Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  As described in additional detail in the Annual Report on Form 10-K for the year ended 2018, the Company did not maintain effective controls with respect to management’s initial, incorrect determination of the effective date to recognize the gain associated with the Company’s transfer of land to the Doran Canterbury I joint venture. The Company determined that it must acquire additional technical expertise either within the Company or by engaging a third party to help it understand applicable revenue recognition rules in connection with the Doran joint venture and any future joint venture agreements or other Company development efforts. The Company engaged a third party to assist in the process at the end of 2018. Management meets with the third party quarterly, at a minimum, to discuss its real estate development plans and review the proper accounting treatment for these transactions. Management believes the third party has extensive knowledge in the real estate industry and is capable of assisting the Company with its accounting for complex development transactions.  As a result, management determined this material weakness was remediated as of June 30, 2019.

(b)      Changes in Internal Control over Financial Reporting:

Other than those described above, there have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.      Legal Proceedings

Not Applicable.

Item 1A.   Risk Factors

              There have been no changes to the Risk Factors listed in the Form 10-K for the year ended December 31, 2018.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not Applicable.

(b)Not Applicable.

(c)On December 17, 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 12b‑18 in open market transactions, block purchases of privately negotiated transactions (the “2008 Stock Repurchase Plan”). From its adoption until August 13, 2012, the Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and, on such date, authorized the repurchase of an additional 100,000 shares of the Company’s common stock. The Company did not repurchase any shares during the second quarter of 2019. The maximum number of shares that may yet be purchased under the above authorizations is 128,781 as of June  30, 2019.

Item 3.     Defaults upon Senior Securities

Not Applicable.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

  Not Applicable.

Item 6.     Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a‑14 and 15d‑14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a‑14 and 15d‑14 of the Exchange Act).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1	Press Release dated August 13, 2019 announcing 2019 Second Quarter Results.

101

The following financial information from Canterbury Park Holding Corporation’s Quarterly Report on Form 10‑Q for the quarterly period ended June  30, 2019, formatted in eXtensible Business Reporting Language XBRL: (i) Condensed Consolidated Balance Sheets as of June  30, 2019 and December 31, 2018,  (ii) Condensed Consolidated Statements of Operations for the Three and Six Months ended June  30, 2019 and June  30, 2018,  (iii) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months ended June  30, 2019 and June  30, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months ended June  30, 2019 and June  30, 2018, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: August 13, 2019	/s/ Randall D. Sampson

Randall D. Sampson,
President and Chief Executive Officer

Dated: August 13, 2019	/s/ Randy J. Dehmer
Randy J. Dehmer, Chief Financial Officer