Form 10-Q
period 2019-09-30
Canterbury Park Holding Corp
filed 2019-11-13
CIK 1672909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b‑2).

YES	☐	NO	☒

The Company had 4,625,421 shares of common stock, $.01 par value, outstanding as of November 1, 2019.

Canterbury Park Holding Corporation

PART 1 – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2019	2018
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,269,243	$4,895,359
Restricted cash	1,791,592	5,058,639
Short-term investments	103,886	206,545
Accounts receivable, net of allowance of $19,250 for both periods	611,999	241,743
Current portion of notes receivable	1,084,003	1,063,650
Inventory	399,311	297,209
Prepaid expenses	468,553	625,024
Income taxes receivable	280,038	417,004
Due from Minnesota horsemen associations	1,093,742	—
Total current assets	7,102,367	12,805,173

LONG-TERM ASSETS
Deposits	49,500	49,500
Restricted cash - long-term portion	1,259,567	1,250,000
TIF receivable	7,921,847	1,908,065
Notes receivable - long-term portion	—	1,078,861
Related party receivable	3,386,500	3,208,400
Operating lease right-of-use assets	76,816	—
Equity investment	2,992,633	2,995,010
Land, buildings and equipment, net	43,049,675	38,131,052
TOTAL ASSETS	$65,838,905	$61,426,061

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	3,736,940	3,587,328
Card Casino accruals	2,189,768	1,740,926
Accrued wages and payroll taxes	1,515,237	2,268,351
Cash dividend payable	322,863	316,938
Accrued property taxes	1,236,906	1,001,200
Deferred revenue	1,632,318	979,358
Payable to horsepersons	—	706,122
Line of credit	1,671,990	—
Current portion of finance lease obligations	24,097	23,216
Current portion of operating lease obligations	29,697	—
Total current liabilities	12,359,816	10,623,439

LONG-TERM LIABILITIES
Deferred income taxes	4,456,200	3,970,000
Finance lease obligations, net of current portion	80,087	98,272
Operating lease obligations, net of current portion	47,119	—
Total long-term liabilities	4,583,406	4,068,272
TOTAL LIABILITIES	16,943,222	14,691,711

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,619,421 and 4,527,685 respectively, shares issued and outstanding	46,194	45,277
Additional paid-in capital	22,442,735	21,420,886
Retained earnings	26,406,754	25,268,187
Total stockholders’ equity	48,895,683	46,734,350
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$65,838,905	$61,426,061

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
OPERATING REVENUES:
Pari-mutuel	$3,578,841	$3,955,613	$8,277,727	$9,001,324
Card Casino	8,559,935	8,639,310	25,350,903	25,396,780
Food and beverage	3,838,792	3,256,566	7,735,986	6,960,917
Other	2,623,073	2,519,021	5,259,899	5,744,162
Total Net Revenues	18,600,641	18,370,511	46,624,515	47,103,183

OPERATING EXPENSES:
Purse expense	2,085,277	2,339,588	5,441,449	5,687,347
Minnesota Breeders’ Fund	290,104	301,713	813,906	806,274
Other pari-mutuel expenses	293,742	325,680	1,013,793	1,088,956
Salaries and benefits	7,147,203	6,605,051	19,829,175	18,801,475
Cost of food and beverage and other sales	1,571,048	1,320,792	3,398,220	3,010,323
Depreciation and amortization	785,327	659,498	1,987,067	1,895,723
Utilities	567,763	575,912	1,266,681	1,276,138
Advertising and marketing	947,377	1,034,612	1,894,898	2,273,831
Professional and Contracted Services	1,773,826	1,674,958	4,078,565	3,695,176
Loss on disposal of assets	6,376	—	114,413	99,934
Gain on insurance recoveries	—	—	(198,874)	(21,064)
Other operating expenses	1,659,236	1,501,062	4,229,849	4,101,203
Total Operating Expenses	17,127,279	16,338,866	43,869,142	42,715,316
INCOME FROM OPERATIONS	1,473,362	2,031,645	2,755,373	4,387,867
OTHER INCOME
Interest income, net	96,065	8,567	204,623	26,023
Net Other Income	96,065	8,567	204,623	26,023
INCOME BEFORE INCOME TAXES	1,569,427	2,040,212	2,959,996	4,413,890
INCOME TAX EXPENSE	(418,942)	(407,367)	(795,164)	(1,066,000)
NET INCOME	$1,150,485	$1,632,845	$2,164,832	$3,347,890

Basic earnings per share	$0.25	$0.36	$0.47	$0.75
Diluted earnings per share	$0.25	$0.36	$0.47	$0.74
Weighted Average Basic Shares Outstanding	4,604,562	4,497,072	4,583,591	4,467,897
Weighted Average Diluted Shares	4,608,987	4,533,514	4,596,314	4,514,015
Cash dividends declared per share	$0.07	$0.07	$0.21	$0.21

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the nine months ended September 30, 2019
	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2018	4,527,685	$45,277	$21,420,886	$25,268,187	$46,734,350

Exercise of stock options	32,810	328	206,264	—	206,592
Other share retirements	(5,863)	(59)	(27,915)	(62,023)	(89,997)
Stock-based compensation	—	—	203,333	—	203,333
Dividend distribution	—	—	—	(964,242)	(964,242)
401(K) stock match	42,405	424	567,994	—	568,418
Issuance of deferred stock awards	10,968	110	(55,044)	—	(54,934)
Shares issued under Employee Stock Purchase Plan	11,416	114	127,217	—	127,331
Net Income	—	—	—	2,164,832	2,164,832

Balance at September 30, 2019	4,619,421	$46,194	$22,442,735	$26,406,754	$48,895,683

For the three months ended September 30, 2019
	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at June 30, 2019	4,604,107	$46,041	$22,223,470	$25,579,114	$47,848,625

Exercise of stock options	2,500	25	20,675	—	20,700
Stock-based compensation	—	—	39,825	—	39,825
Dividend distribution	—	—	—	(322,845)	(322,845)
401(K) stock match	12,814	128	158,765	—	158,893
Net Income	—	—	—	1,150,485	1,150,485

Balance at September 30, 2019	4,619,421	$46,194	$22,442,735	$26,406,754	$48,895,683

For the nine months ended September 30, 2018
	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2017	4,414,492	$44,145	$19,865,273	$20,807,679	$40,717,097

Exercise of stock options	55,500	555	485,989	—	486,544
Stock-based compensation	—	—	268,816	—	268,816
Dividend distribution	—	—	—	(941,006)	(941,006)
401(K) stock match	24,992	250	404,075	—	404,325
Issuance of deferred stock awards	2,788	28	28	—	56
Shares issued under Employee Stock Purchase Plan	8,582	86	113,496	—	113,582
Net income	—	—	—	3,347,890	3,347,890

Balance at September 30, 2018	4,506,354	$45,064	$21,137,677	$23,214,563	$44,397,304

For the three months ended September 30, 2018
	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at June 30, 2018	4,482,567	$44,826	$20,816,671	$21,897,162	$42,758,659

Exercise of stock options	10,975	110	71,383	—	71,493
Stock-based compensation	—	—	64,950	—	64,950
Dividend distribution	—	—	—	(315,444)	(315,444)
401(K) stock match	8,284	83	127,122	—	127,205
Shares issued under Employee Stock Purchase Plan	4,528	45	57,551		57,596
Net income	—	—	—	1,632,845	1,632,845

Balance at September 30, 2018	4,506,354	$45,064	$21,137,677	$23,214,563	$44,397,304

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating Activities:
Net income	$2,164,832	$3,347,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,987,067	1,895,723
Stock-based compensation expense	203,333	268,816
Stock-based employee match contribution	567,994	401,850
Deferred income taxes	486,200	518,170
Loss from equity investment	2,377	—
Loss on disposal of assets	114,413	99,934
Gain on insurance recoveries	(198,874)	(21,064)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(166,082)	326,970
Decrease in other current assets	54,370	44,969
Increase (decrease) in income taxes receivable/payable	136,965	(242,196)
Increase in due from Minnesota horsemen associations	(1,093,742)	(387,964)
Decrease in operating lease right-of-use assets	26,296	—
Decrease in operating lease liabilities	(26,296)	—
(Decrease) increase in accounts payable	(189,665)	233,265
Increase in deferred revenue	652,960	379,938
Increase (decrease) in Card Casino accruals	448,842	(1,101,194)
Decrease in accrued wages and payroll taxes	(753,114)	(943,580)
Increase (decrease) in accrued property taxes	235,706	(23,604)
Decrease in payable to horsepersons	(706,122)	(521,613)
Net cash provided by operating activities	3,947,460	4,276,310

Investing Activities:
Additions to land, buildings, and equipment	(12,699,908)	(3,548,124)
Issuance of related party receivable	(178,100)	—
Decrease in notes receivable	1,058,508	1,038,443
Proceeds from sale of investments	102,659	61
Net cash used in investing activities	(11,716,841)	(2,509,620)

Financing Activities:
Proceeds from issuance of common stock	244,350	602,649
Borrowings on line of credit	5,592,246	—
Payments against line of credit	(3,920,256)	—
Cash dividend paid to shareholders	(958,317)	(890,666)
Payments for taxes related to net share settlement of equity awards	(54,934)	—
Principal payments on finance lease	(17,304)	—
Net cash provided by (used in) financing activities	885,785	(288,017)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(6,883,596)	1,478,672

Cash, cash equivalents, and restricted cash at beginning of period	11,203,998	12,025,553

Cash, cash equivalents, and restricted cash at end of period	$4,320,402	$13,504,225

Schedule of non-cash investing and financing activities
Additions to buildings and equipment funded through accounts payable	$339,000	$178,000
Transfer of future TIF reimbursed costs from PP&E	6,014,000	—
ROU assets obtained in exchange for operating lease obligations	103,000	—
Dividend declared	323,000	315,000

Supplemental disclosure of cash flow information:
Income taxes paid	$640,000	$575,000
Interest paid	30,000	—

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

The condensed consolidated balance sheets and the related condensed consolidated statements of operations, stockholders’ equity, and the cash flows for the periods ended September  30, 2019 and 2018 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, statement of stockholders’ equity, and cash flows at September 30, 2019 and 2018 and for the periods then ended have been made.

Effective January 1, 2019, we adopted the requirements of Accounting Standards Update (“ASU”) No 2016‑02, Leases as discussed in Note 2. All amounts and disclosures set forth in this Form 10‑Q have been updated to comply with the new standards.

Restricted Cash – Restricted cash represents refundable deposits and amounts due to horsemen for purses, stakes and awards, and amounts accumulated in card game progressive jackpot pools, the player pool and poker promotional fund to be used to repay card players in the form of promotions, giveaways, prizes, or by other means. Restricted cash also includes a deposit related to its development operations. The Company deposited $1.2 million with a bank in December 2018 to assist Doran Canterbury I  to complete financing for a construction loan. The bank will release the deposit back to the Company when the construction loan is repaid by Doran Canterbury I and converted into a term loan. Because the Company expects this to occur in 2021 or 2022, the Company classified this as long term restricted cash on its consolidated balance sheet.

Deferred Revenue – Deferred revenue includes advance sales related to racing, events and corporate partnerships. Revenue from these advance billings is recognized when the related event occurs or services have been performed.

Deferred revenue also includes advanced Cooperative Marketing Agreement (“CMA”) promotional funds, for which revenue is recognized when expenses are incurred.

Payable to Horsepersons - The Minnesota Pari-mutuel Horse Racing Act requires the Company to segregate a portion of funds (recorded as purse expense in the statements of operations) received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ association. Pursuant to an agreement with the Minnesota Horsemen’s Benevolent and Protective Association (“MHBPA”), the Company transferred into a trust account or paid directly to the MHBPA, $6,299,000 and $5,861,000 for the nine months ended September 30, 2019 and 2018, respectively, related to thoroughbred races. Minnesota Statutes provide that amounts transferred into the trust account are the property of the trust and not of the Company, and therefore these amounts are not recorded on the Company’s Consolidated Balance Sheet.

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

Board of Directors Stock Option, Deferred Stock Awards, and Restricted Stock Grants

The Company’s Stock Plan currently authorizes annual grants of restricted stock, deferred stock, stock options, or any combination of the three, to non-employee members of the Board of Directors at the time of the Company’s annual shareholders’ meeting as determined by the Board prior to each such meeting. Options granted under the Plan generally expire 10 years after the grant date. Restricted stock and deferred stock grants generally vest 100% one year after the date of the annual meeting at which they were granted, are subject to restrictions on resale for an additional year, and are subject to forfeiture if a board member terminates his or her board service prior to the shares vesting. The Board of Directors’ unvested deferred stock awards as of September 30, 2019 consisted of 9,416 shares with a weighted average fair value per share of $12.74. There were no unvested restricted stock or stock options outstanding at September 30, 2019.

Stock-based compensation expense related to the LTI Plan, deferred stock awards and restricted stock awards is included on the Condensed Consolidated Statements of Operations and totaled $203,000 and $269,000 for the nine months ended September 30, 2019 and 2018, respectively, and $40,000 and $65,000 for the three months ended September 30, 2019 and 2018, respectively.

Employee Stock Option Grants

The Company has granted incentive stock options to employees pursuant to the Company’s Stock Plan with an exercise price equal to the market price on the date of grant. The options vest over a 42‑month period and expire in 10 years.

A summary of stock option activity as of September 30, 2019 and changes during the nine months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Grant Date
Stock Options		Price	Term	Fair Value

Outstanding at January 1, 2019	75,062	$7.95
Granted	-	-
Exercised	(32,810)	6.30
Expired/Forfeited	(502)	6.00
Outstanding at September 30, 2019	41,750	$9.27	0.6 Years	$387,180

Exercisable at September 30, 2019	41,750	$9.27	0.6 Years	$387,180

4.    NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the three and nine months ended September  30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (numerator) amounts used for basic and diluted per share computations:	$1,150,485	$1,632,845	$2,164,832	$3,347,890

Weighted average shares (denominator) of common stock outstanding:
Basic	4,604,562	4,497,072	4,583,591	4,467,897
Plus dilutive effect of stock options	4,425	36,442	12,723	46,118
Diluted	4,608,987	4,533,514	4,596,314	4,514,015

Net income per common share:
Basic	$0.25	$0.36	$0.47	$0.75
Diluted	0.25	0.36	0.47	0.74

Options to purchase 9,000 shares of common stock at an average price of $13.30 per share were outstanding but not included in the computation of diluted net income per share for the nine months ended September 30, 2019 because the exercise price of the options exceeded the market price of the Company’s common stock at September 30, 2019.

There were no out-of-the money options at September 30, 2018; thus, all outstanding options to purchase shares of common stock were included in the computation of diluted net income per share.

5.    PROMISSORY NOTES RECEIVABLE

In May 2016, the Company sold approximately 24 acres of land adjacent to the Racetrack for a total consideration of approximately $4.3 million. Promissory notes receivable consists of two promissory notes totaling $1,080,000 bearing interest at 1.43%. On May 31, 2017, the Company signed an amendment extending the maturity date of the notes to May 2020. Payments totaling $1,094,000 are due annually on May 13 until the notes mature. The promissory notes are secured by the mortgage on approximately 24 acres of land and management believes no allowance for collectability is necessary. See Note 13 for further details.

6.    GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with a financial institution, which provides a revolving credit line up to $8,000,000 and allows for letters of credit in the aggregate amount of up to $2,000,000 to be issued under the credit agreement. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. This agreement was amended as of September 30, 2019 to extend the maturity date to September 30, 2020. As of September 30, 2019, the outstanding balance on the line of credit was $1,671,990. The Company had no borrowings under the credit line as of December 31, 2018.

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

The following tables represent a disaggregation of revenues from contracts with customers along with the Company’s operating segments (in 000’s):

	Nine Months Ended September 30, 2019
	Horse Racing	Card Casino	Food and Beverage	Development	Total
Net revenues from external customers	$13,018	$25,351	$8,244	$12	$46,625
Intersegment revenues	909	—	1,088	—	1,997
Net interest (expense) income	(20)	—	—	225	205
Depreciation	1,702	111	174	—	1,987
Segment (loss) income before income taxes	(1,863)	4,765	855	80	3,837
Segment tax expense (benefit)	(736)	1,280	230	21	795

	September 30, 2019
Segment Assets	$33,223	$3,425	$25,486	$28,097	$90,231

	Nine Months Ended September 30, 2018
	Horse Racing	Card Casino	Food and Beverage	Development	Total
Net revenues from external customers	$14,333	$25,397	$7,373	$-	$47,103
Intersegment revenues	746	-	1,054	-	1,800
Net interest income	(3)	-	-	29	26
Depreciation	1,758	5	133	-	1,896
Segment (loss) income before income taxes	(766)	5,772	739	(8)	5,737
Segment tax expense (benefit)	(504)	1,394	178	(2)	1,066

	December 31, 2018
Segment Assets	$35,992	$623	$23,680	$24,647	$84,942

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Nine Months Ended September 30, 2019
	2019	2018
Revenues
Total net revenue for reportable segments	$48,622	$48,903
Elimination of intersegment revenues	(1,997)	(1,800)
Total consolidated net revenues	$46,625	$47,103

Income before income taxes
Total segment income before income taxes	$3,837	$5,737
Elimination of intersegment income before income taxes	(877)	(1,323)
Total consolidated income before income taxes	$2,960	$4,414

	September 30,	December 31,
	2019	2018
Assets
Total assets for reportable segments	$90,231	$84,942
Elimination of intercompany balances	(24,392)	(23,516)
Total consolidated assets	$65,839	$61,426

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

The Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”), which became effective September 4, 2012, was amended in the first quarter of each of 2015, 2016, 2017, and 2018, and will expire on December 31, 2022. The CMA contains certain covenants which, if breached, would trigger an obligation to repay a specified amount related to such covenant. At this time, management believes it unlikely that any breach of a covenant will occur, and that therefore the possibility that the Company will be required to pay the specified amount related to any covenant breach is remote.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at September 30, 2019 and as of the date of this report, will not have a material impact on the Company’s consolidated financial positions or results of operations.

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

9.    COOPERATIVE MARKETING AGREEMENT

As discussed above in Note 8, on September 4, 2012, the Company entered into the CMA with the SMSC. The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s thoroughbred and quarter horse industry. Under the CMA, as amended, this is achieved through “Purse Enhancement Payments to Horsemen” paid directly to the MHBPA. These payments have no direct impact on the Company’s consolidated financial statements or operations.

Under the terms of the CMA, as amended, the SMSC made payments of $7.4 million during the first nine months of 2019 and 2018, primarily for purse enhancements for the live race meets in the respective years.

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits, and events. The SMSC paid the Company $1,620,000 for marketing purposes during each of the nine month periods ended September 30, 2019 and 2018.

In the respective first quarters of 2015, 2016, 2017, and 2018, the CMA was amended to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.” SMSC is currently obligated to make the following purse enhancement and marketing payments for 2020 through 2022:

	Purse Enhancement Payments to	Marketing Payments to
Year	Horsemen (1)	Canterbury Park
2020	7,380,000	1,620,000
2021	7,380,000	1,620,000
2022	7,380,000	1,620,000

1  Includes $100,000 each year payable to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s condensed consolidated statements of operations. For the three and nine months ended September 30, 2019, the Company recorded $569,000 and $1,031,000 in other revenue, respectively, incurred $512,000 and $861,000 in advertising and marketing expense, respectively, and incurred $57,000 and $170,000 in depreciation, respectively, related to the SMSC marketing funds. For the three and nine months ended September 30, 2018, the Company recorded $491,000 and $1,169,000 in other revenue and incurred $434,000 and $999,000 in advertising and marketing expense and $57,000 and $170,000 in depreciation related to the SMSC marketing funds.

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

Under the Redevelopment Agreement, the City of Shakopee has agreed that a portion of the tax increment revenue generated from the developed property will be paid to the Company to reimburse it for its expense in constructing infrastructure improvements. The total estimated cost of TIF eligible improvements to be borne by the Company is $23,336,500. A detailed Schedule of the Public Improvements under the Redevelopment Agreement, the timeline for their construction and the source and amount of funding is set forth on Exhibit C of the Redevelopment Agreement, which was filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2018. The total amount of funding that Canterbury will be paid as reimbursement under the TIF program for these improvements is not guaranteed, however, and will depend on future tax revenues generated from the developed property. As of September 30, 2019, the Company recorded a TIF receivable of $7,922,000, which represents $7,861,000 of principal and $61,000 of interest.

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

Lease costs related to operating leases were $31,463 for the nine months ended September 30, 2019. The total lease expenses for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or liability was $434,332 for the nine months ended September 30, 2019.

Lease costs included in depreciation and amortization related to our finance leases were $18,701 for the nine months ended September 30, 2019. Interest expense related to our finance leases was immaterial.

The following table shows the classification of the right of use assets on our consolidated balance sheets:

	Balance Sheet Location	September 30, 2019
Assets
Finance	Land, buildings and equipment, net (1)	104,184
Operating	Operating lease right-of-use assets	76,816
Total Leased Assets		$ 181,000

1  – Finance lease assets are net of accumulated amortization of $18,701 as of September 30, 2019

The following table shows the lease terms and discount rates related to our leases:

September 30, 2019
Weighted average remaining lease term (in years):
Finance	4.0
Operating	1.3
Weighted average discount rate (%):
Finance	5.0%
Operating	5.4%

The maturity of operating leases and finance leases as of September 30, 2019 are as follows:

Nine Months Ended September 30, 2019	Operating leases	Finance leases
2019 remaining	$2,079	$7,185
2020	31,349	28,743
2021	23,100	28,743
2022	23,100	28,743
2023	—	21,685
Total minimum lease obligations	79,628	115,099
Less: amounts representing interest	(2,812)	(10,915)
Present value of minimum lease payments	76,816	104,184
Less: current portion	(29,697)	(24,097)
Lease obligations, net of current portion	$47,119	$80,087

12.  RELATED PARTY RECEIVABLES

On December 20, 2018, the Company entered into a loan agreement with Doran Family Holdings, which is the controlling partner in the Doran Canterbury I joint venture. The Company loaned Doran Family Holdings $2,910,000 net of loan origination fees, and received a promissory note totaling $2,940,000 bearing interest at 5%. The note will mature at the earliest of (i) the date of closing by Doran Canterbury II, LLC on Phase II Project Financing; (ii) the closing on any purchase of the Phase II Land by Doran Shakopee, LLC pursuant to its option under Section 3.9(a) of the Doran Canterbury II Operating Agreement; (iii) the date of final determination that the Phase II Project will not be developed by Doran Canterbury II, LLC; or (iv) three (3) years following the date of the note. Management believes no allowance for doubtful accounts is necessary.

In 2018, the Company incurred $268,000 of costs for preliminary grading work on parcels of land the Company has designated for Doran Canterbury II. The Company will be fully reimbursed for these costs upon the commencement of the Doran Canterbury II project and thus, recorded the amount as a receivable. Although there is a possibility Doran Canterbury II will not materialize, the Company currently believes this likelihood is remote.

In July 2019, the Company contributed a member loan of $178,100 to the Doran Canterbury I joint venture.  The member loan bears interest at the rate equal to the Prime Rate plus two percent annum. The Company expects to be fully reimbursed for the member loan upon positive cash flow from the joint venture.

13.  SUBSEQUENT EVENTS

As described in Note 5, the Company has a promissory note receivable related to a 2016 land sale with a maturity date of May 2020. On November 1, 2019, the Company received a payment of $982,639, which represented $975,363 of principal and $7,276 in interest related to the note receivable. This resulted in an increase to Cash and cash equivalents of $982,639 and a decrease to our Current portion of notes receivable for the same amount. The remaining difference between the Current portion of notes receivable balance and payment received will be recorded as a loss on sale of asset in the 2019 fourth quarter.

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

Operations Review for the Three and Nine Months Ended September 30, 2019:

EBITDA

EBITDA represents earnings before interest, income tax expense, and depreciation and amortization. EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance or cash flows from operating activities as a measure of liquidity.  EBITDA is presented as a supplemental disclosure because it is a widely used measure of performance and a basis for valuation of companies in our industry.  Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do.  Adjusted EBITDA reflects additional adjustments to net income to eliminate unusual items. For the three and nine months ended September 30, 2019, adjusted EBITDA excluded the loss on disposal of assets and gain on insurance recoveries.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and to adjusted EBITDA (defined above) which are non-GAAP financial measures, for the three and nine months ended September 30, 2019 and 2018:

Summary of EBITDA Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
NET INCOME	$1,150,485	$1,632,845	$2,164,832	$3,347,890
Interest income, net	(96,065)	(8,567)	(204,623)	(26,023)
Income tax (benefit) expense	418,942	407,367	795,164	1,066,000
Depreciation	785,327	659,498	1,987,067	1,895,723
EBITDA	2,258,689	2,691,143	4,742,440	6,283,590
Gain on insurance recoveries	—	—	(198,874)	(21,064)
Loss on disposal of assets	6,376	—	114,413	99,934
ADJUSTED EBITDA	$2,265,065	$2,691,143	$4,657,979	$6,362,460

Adjusted EBITDA decreased $426,000 or 15.8% and decreased as a percentage of net revenues to 12.2% from 14.6% for the three months ended September 30, 2019 as compared to the same period in 2018. Adjusted EBITDA decreased $1,704,000 or 26.8% and decreased as a percentage of net revenues to 10.0% from 13.5% for the nine months ended September 30, 2019 as compared to the same period in 2018. The decreases are primarily due to increased operating expenses compared to the same periods in 2018.

Revenues:

Total net revenues for the three months ended September 30, 2019 were $18,601,000, an increase of $230,000, or 1.3%, compared to total net revenues of $18,371,000 for the three months ended September 30, 2018. This increase primarily consists of increases in food and beverage and other revenue of 17.9% and 4.1%, respectively, slightly offset by a decrease in pari-mutuel revenue of 9.5%.  Total net revenues for the nine months ended September 30, 2019 were $46,625,000, a decrease of $479,000, or 1.0%, compared to net revenues of $47,103,000 for the nine months ended September 30, 2018. This decrease primarily consists of decreases in pari-mutuel and other revenue of 8.0% and 8.4%, respectively, partially offset by an increase in food and beverage revenues of 11.1%. See below for a further discussion of our sources of revenues.

Pari-Mutuel Data Revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Simulcast	$1,257,000	$1,420,000	$4,108,000	$4,473,000
Live racing	1,239,000	1,353,000	2,151,000	2,295,000
Guest fees	785,000	926,000	1,203,000	1,483,000
Other revenue	298,000	257,000	816,000	750,000
Total Pari-Mutuel Revenue	$3,579,000	3,956,000	$8,278,000	$9,001,000

Racing Days
Simulcast only racing days	55	51	207	204
Live and simulcast racing days	37	41	66	69
Total Number of Racing Days	92	92	273	273

Total pari-mutuel revenue decreased $377,000, or 9.5%,  for the three months ended September 30, 2019  compared to the same period in 2018. The decrease is partially due to a reduction in the volume of simulcast wagering. Additionally, guest fees and live racing revenue also decreased as a result of four fewer live racing days compared to the 2018 third quarter. Pari-mutuel revenue decreased $724,000, or 8.0%, for the nine months ended September 30, 2019 compared to the same period in 2018. The decrease is partially due to decreased simulcast wagering as a result of the temporary shutdown during the 2019 second quarter of Santa Anita, one of the most popular horse tracks in the country in terms of simulcast wagering. Guest fees also decreased primarily due to the temporary loss of a high-volume wagering company due to a contractual dispute between Churchill Downs, the Company’s content provider, and Monarch Content Management. However, this dispute was substantially resolved during the 2019 third quarter. Live racing revenue also decreased due to three less live racing days in 2019 compared to 2018.

Card Casino Revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Poker Games	$1,789,000	$1,955,000	$5,542,000	$6,187,000
Table Games	5,821,000	5,990,000	17,212,000	16,996,000
Total Collection Revenue	7,610,000	7,945,000	22,754,000	23,183,000
Other Revenue	950,000	694,000	2,597,000	2,214,000
Total Card Casino Revenue	$8,560,000	$8,639,000	$25,351,000	$25,397,000

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

As indicated by the table above, total Card Casino revenue decreased $79,000, or 0.9%, and $46,000, or 0.2%, for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018.

Food and Beverage Revenue:

Food and beverage revenue increased $582,000, or 17.9%, and $775,000, or 11.1%, for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increases are primarily attributable to hosting a three-day music festival in the 2019 third quarter, as well as the opening of the Trifecta Café and remodeled Card Casino in March 2019. This was slightly offset by a reduction in live racing days in 2019 compared to 2018.

Other Revenue:

Other revenue increased $104,000, or 4.1%, for the three months ended September 30, 2019 compared to the same period in 2018. The increase is primarily due to hosting a three-day music festival in the 2019 third quarter. Other revenue decreased $484,000, or 8.4%, for the nine months ended September 30, 2019 compared to the same period in 2018. The decrease is primarily due to a short-term customer rental agreement in the first quarter of 2018, related to the Super Bowl held in Minneapolis, as well as decreased advertising revenue payments for RiverSouth, an area wide marketing initiative. A portion of these advertising revenue payments were reimbursed costs based on the terms of the CMA agreement and are included as an expense in our Consolidated Statement of Operations.

Operating Expenses:

Total operating expenses increased $788,000, or 4.8%, and $1,154,000, or 2.7%, for the three and nine months ended September 30, 2019 compared to the same periods in 2018. The following paragraphs provide further detail regarding certain operating expenses.

Purse expense decreased $254,000, or 10.9%, and $246,000, or 4.3% for the three and nine months ended September 30, 2019 compared to the same periods in 2018.  The decreases are due to lower pari-mutuel revenues, as well as a change in the purse payment structure related to changes in our horsemen contract effective January 1, 2019. This purse expense decrease was primarily a timing difference that resulted in higher purse expense in the 2019 first quarter.

Salaries and benefits increased $542,000, or 8.2%, and $1,028,000, or 5.5%, for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increases are primarily due to labor costs associated with the State of Minnesota’s mandated increase of $0.21 in the minimum wage effective January 1, 2019 and increases relating to the Card Casino construction in January and February and re-opening in March 2019. Furthermore, the Company added several new exempt level positions to support its growth initiatives, primarily in food and beverage.

Cost of food and beverage sales increased $250,000, or 18.9%, and $388,000, or 12.9% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increases are primarily due to higher food and beverage revenues.

Advertising and marketing decreased $87,000, or 8.4%, and $379,000, or 16.7%, for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The decreases are primarily due to decreased expenditures related to RiverSouth.

Professional and contracted services increased $99,000, or 5.9%, and $383,000, or 10.4%, for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increases are due to professional fees for its development initiatives, legal and consulting costs, as well as increased contracted services for the three-day music festival held in July 2019.

During the nine months ended September 30, 2019, the Company recorded a loss on disposal of assets totaling $115,000. This primarily related to a write-off of assets disposed of in remodeling our Card Casino. Also, during the same period, the Company recorded a gain on insurance recoveries of $199,000 as a result of insurance proceeds related to flood damage incurred at the Racetrack.

Net income for the three months ended September 30, 2019 and 2018 was $1,150,000 and $1,633,000, respectively. Net income for the nine months ended September 30, 2019 and 2018 was $2,165,000 and $3,348,000, respectively.

Contingencies:

The Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community, which became effective on September 4, 2012, and was amended in January 2015, 2016, 2017, and 2018, and will expire December 31, 2022. The CMA contains specific covenants that, if breached, would trigger an obligation to repay a specified amount related to these covenants. At this time, management believes that the likelihood that the breach of a covenant would occur and that the Company would be required to pay the specified amount related to a covenant is remote.

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

Liquidity and Capital Resources:

The Company has a general credit and security agreement with a financial institution, which provides a revolving credit line up to $8,000,000 and allows for letters of credit in the aggregate amount of up to $2,000,000 to be issued under the credit agreement. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. This agreement was amended as of September 30, 2019 to extend the maturity date to September 30, 2020. As of September 30, 2019, the outstanding balance on the line of credit was $1,671,990.

The Company’s cash,  cash equivalents, and restricted cash balance at September 30, 2019 was $4,320,000 compared to $11,204,000 as of December 31, 2018. The Company believes that unrestricted funds available in its cash accounts, amounts available under its revolving line of credit, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements for regular operations, as well as its planned development expenses during 2019. However, if the Company engages in any additional significant real estate development, additional financing would more than likely be required.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2019 was $3,947,000 primarily as a result of the following: The Company reported net income of $2,165,000, which included a loss on disposal of assets of $114,000. Cash from operating activities was increased by noncash charges from depreciation of $1,987,000 and stock-based compensation and 401(k) match totaling $771,000. The Company also experienced an increase in deferred revenue of $653,000 and card casino accruals of $449,000, slightly offset by an increase in an amount due from Minnesota horsemen associations of $1,094,000 and accrued wages and payroll taxes of $753,000.

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

Investing Activities

Net cash used in investing activities for the first nine months of 2019 was $11,717,000,  primarily for additions to land, buildings, and equipment, including additions related to the Card Casino remodel and roadwork costs related to our development activities. This was partially offset by a decrease in notes receivable of $998,000.

Net cash used in investing activities for the first nine months of 2018 was $2,510,000, primarily for additions to land, buildings, and equipment. This was partially offset by a decrease in notes receivable of $1,038,000.

Financing Activities

Net cash provided by financing activities during the first nine months of 2019 was $886,000, relating primarily to borrowings on the line of credit and proceeds from purchases of stock through the Employee Stock Purchase Plan and the exercise of stock options, partially offset by cash dividends paid to shareholders.

Net cash used in financing activities during the first nine months of 2018 was $288,000.

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

Property and Equipment - We have significant capital invested in our property and equipment, which represents 65.4% of our total assets at September 30, 2019. We use our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows. If the sum of the related expected future net cash flows is less than the carrying value, management would determine how much of an impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. We have determined that no impairment of these assets exists at September 30, 2019.

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

Commitments and Contractual Obligations:

The Company entered into the CMA with the SMSC on September 4, 2012, that was amended in January 2015, 2016, 2017, and 2018 and expires December 31, 2022.  See “Cooperative Marketing Agreement” below.

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

Cooperative Marketing Agreement:

On September 4, 2012, the Company entered into the CMA with the SMSC. The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s thoroughbred and quarter horse industry. Under the CMA, as amended, this is achieved through “Purse Enhancement Payments to Horsemen” paid directly to the MHBPA. These payments have no direct impact on the Company’s consolidated financial statements or operations.

Under the terms of the CMA, as amended, the SMSC paid the horsemen $7.4 million during the first nine months of 2019 and 2018, primarily for purse enhancements for the live race meets in the respective years.

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events. The SMSC paid the Company $1,620,000 for marketing purposes during each of the nine month periods ended September 30, 2019 and 2018.

In each of the respective first quarters of January 2015, 2016, 2017, and 2018, the CMA was amended to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.” SMSC is currently obligated to make the following purse enhancement and marketing payments for 2020 through 2022:

	Purse Enhancement Payments to	Marketing Payments to
Year	Horsemen (1)	Canterbury Park
2020	7,380,000	1,620,000
2021	7,380,000	1,620,000
2022	7,380,000	1,620,000

1 Includes $100,000 each year payable to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s condensed consolidated statements of operations. For the three and nine months ended September 30, 2019, the Company recorded $569,000 and $1,031,000 in other revenue, respectively, incurred $512,000 and $861,000 in advertising and marketing expense, respectively, and incurred $57,000 and $170,000 in depreciation, respectively, related to the SMSC marketing funds. For the three and nine months ended September 30, 2018, the Company recorded $491,000 and $1,169,000 in other revenue and incurred $434,000 and $999,000 in advertising and marketing expense and $57,000 and $170,000 in depreciation related to the SMSC marketing funds.

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

•the fact that under the Redevelopment Agreement with the City of Shakopee, the Company has agreed to undertake a number of specific infrastructure improvements within the TIF District, and the amounts that Canterbury Park will be paid as reimbursement under the TIF program for these improvements is not guaranteed, but will depend in part on future tax revenues generated from the developed property;

•

the success of the Company’s Canterbury Commons real estate development, including our reliance upon our joint venture partner Doran Companies to construct and profitably operate the upscale apartment complex;

•	the fact that 2019 first quarter construction activity in our Card Casino resulted in a decline in Card Casino revenues and any future construction activity may result in similar decline;
•

the fact the infrastructure improvements that we are making pursuant to the Redevelopment Agreement with the City of Shakopee together with improvements we are making to our parking facilities may disrupt traffic flow in a manner that discourages our customers from visiting our facilities, thereby affecting our revenue and profitability;

•

our ability to develop and maintain high-quality food and beverage offerings that we can market and sell to our Racetrack and Card Casino patrons, as well as future residents of the new Triple Crown Apartments at Canterbury that are being developed by the Doran–Canterbury joint ventures;

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

(b)      Changes in Internal Control over Financial Reporting:

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.      Legal Proceedings

Not Applicable.

Item 1A.   Risk Factors

              There have been no changes to the Risk Factors listed in the Form 10-K for the year ended December 31, 2018.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not Applicable.

(b)Not Applicable.

(c)On December 17, 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 10b‑18 in open market transactions, block purchases of privately negotiated transactions (the “2008 Stock Repurchase Plan”). From its adoption until August 13, 2012, the Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and, on that date, authorized the repurchase of an additional 100,000 shares of the Company’s common stock. The Company did not repurchase any shares during the third quarter of 2019. The maximum number of shares that may yet be purchased under the above authorizations is 128,781 as of September  30, 2019.

Item 3.     Defaults upon Senior Securities

Not Applicable.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

  Not Applicable.

Item 6.     Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a‑14 and 15d‑14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a‑14 and 15d‑14 of the Exchange Act).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1	Press Release dated November 12, 2019 announcing 2019 Third Quarter Results.

101

The following financial information from Canterbury Park Holding Corporation’s Quarterly Report on Form 10‑Q for the quarterly period ended September 30, 2019, formatted in eXtensible Business Reporting Language XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018,  (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2019 and September 30, 2018,  (iii) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months ended September 30, 2019 and September 30, 2018, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2019 and September 30, 2018, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: November 13, 2019	/s/ Randall D. Sampson

Randall D. Sampson,
President and Chief Executive Officer

Dated: November 13, 2019	/s/ Randy J. Dehmer
Randy J. Dehmer, Chief Financial Officer