Form 10-K
period 2019-12-31
Canterbury Park Holding Corp
filed 2020-03-26
CIK 1672909

6

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ______ to ______

Commission File Number:  001‑37858

CANTERBURY PARK HOLDING CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Minnesota	47‑5349765
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1100 Canterbury Road Shakopee, MN 55379

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code:  (952) 445‑7223

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Symbol	Name of Exchange on which Registered
Common Stock, $.01 par value	CPHC	NASDAQ

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES	☐	NO	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES	☐	NO	☒

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

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates based on the price at which the Company’s common stock was last sold on the NASDAQ Global Market, on June 30, 2019, the end of the registrant’s most recently completed second fiscal quarter, was $29,985,225.

On March 26, 2020, the Company had 4,676,959 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders, to be held on June 25, 2020 and which will be filed on or before April 29, 2020, are incorporated by reference into Part III of this Form 10‑K.

CANTERBURY PARK HOLDING CORPORATION

FORM 10‑K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2019

Item 1. BUSINESS

Recent Development

On March 16, 2020, Canterbury Park Holding Corporation (the “Company”) announced that, based on the advice of Minnesota state and regulatory bodies, it was temporarily suspending all card casino, simulcast, and special events operations at Canterbury Park at noon on March 16, 2020 in response to concerns about the COVID-19 coronavirus. Canterbury Park determined this voluntary suspension of activities was in the best interest of the health and safety of its guests and team members and would provide the Company an opportunity to review and update operational best practices and strategies based on what was currently known about this public health situation and future developments.   The Company will continue to monitor developments with respect to the COVID-19 coronavirus and provide updated information on its website, or in press releases.

In a separate press also issued on March 16, 2020, the Company announced that in conjunction with its determination to temporarily shut down operations due to concerns and uncertainty about the effect of the COVID-19 coronavirus, the Company’s Board of Directors had suspended declaring and paying its $0.07 quarterly cash dividend, that would normally be paid in April 2020.

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

•

EntertainmentCo was the surviving business entity in a merger with CPHC pursuant to the Reorganization and it became the direct owner of all land, facilities, and substantially all other assets related to the CPHC’s pari-mutuel wagering, Card Casino, concessions and other related businesses (“Racetrack Operations”), and EntertainmentCo continues to conduct these businesses consistent with CPHC’s past practices and the Racetrack operations continue to be subject to direct regulation by the Minnesota Racing Commission (“MRC”),  a state regulatory commission whose board members are appointed by the Minnesota Governor and confirmed by the Minnesota State Senate.

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

Business Overview - Canterbury Park Holding Corporation (the “Company,” “we,” “our,” or “us”) hosts pari-mutuel wagering on horse races and “unbanked” card games at its Canterbury Park Racetrack and Card Casino facility (the “Racetrack”) in Shakopee, Minnesota.  The Company’s pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack and year-round wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”).  Unbanked card games, in which patrons compete against each other, are hosted in the Card Casino at the Racetrack.  The Company also derives revenues from related services and activities, such as food and beverage, parking, advertising signage, publication sales, and catering and events held at the Racetrack.  The ownership and operation of the Racetrack and the Card Casino are significantly regulated by MRC.

The Company acquired the Racetrack on March 29, 1994, commenced seven day a week simulcast operations on May 6, 1994, and, beginning in May 1995, launched live horse racing and related pari-mutuel wagering on a seasonal basis, generally from early May to early September.  The Card Casino opened on April 19, 2000 and, with authority to host card games at up to 80 tables, the Company currently hosts live play on approximately 70 tables on a daily basis.

The Company’s website is www.canterburypark.com.  Our Annual Reports on Form 10‑K, our Quarterly Reports on Form 10‑Q and our periodic reports on Form 8‑K (and any amendments to these reports) are available free of charge on our website.

(b) Financial Information About Segments

The Company divides its business into four segments: horse racing, Card Casino, food and beverage, and development.  The horse racing segment represents our pari-mutuel wagering operations on simulcast and live horse races; the Card Casino segment represents our unbanked card operations; the food and beverage segment includes concessions, catering, and events services provided at the Racetrack; and the development segment represents our real estate development operations.

(c) Narrative Description of Business

(i)           Horse Racing Operations

The Company’s horse racing operations consist of year-round simulcasting of horse races from around the U.S. and internationally, and wagering on live thoroughbred and quarter horse races (“live meets”) held on a seasonal basis beginning in May and generally concluding in September each year.

Live Racing

For the years ended December 31, 2019 and 2018, the Racetrack hosted 66 days and 69 days, respectively, of live racing beginning in early May and concluding in September.  Currently, Minnesota law requires the Company to schedule a minimum of 125 days of live racing annually, unless the Minnesota Horsemen’s Benevolent and Protective Association (the “MHBPA”) agrees to a fewer number of live racing days. Since 1995, the MHBPA has agreed to waive the 125‑day requirement and has allowed the Company to run a live meet of at least 50 days each year. Pursuant to the CMA, the MHBPA entered into a Horse Association Agreement with the Company in which the MHBPA agreed to waive the 125‑day requirement if at least 65 days of live racing are scheduled each year during the term of the agreement.  If, for any reason, the MHBPA ceases to be bound by its obligations under the Horse Association Agreement, and the Company and the MHBPA are unable to agree on a live meet shorter than 125 days, the Company’s operations could be adversely affected by a decrease in the daily purses, potential reduction in the quality of horses, lower attendance, lower overall average amount wagered (“handle”), and substantially greater operating expenses.

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

Under federal and state law, in order to conduct simulcast operations either as a host or guest track, the Company must obtain the consent of the state’s regulatory authority and the organization that represents a majority of the owners and trainers of the horses who race at the Racetrack.  In Minnesota, these consents must be obtained from the MRC and the MHBPA, respectively.  As these consents are obtained annually, no assurance can be given that the MRC and the MHBPA will allow the Company to conduct simulcast operations either as a host or guest track after 2019.  If either the MRC or the MHBPA does not consent, the Company’s operations could be adversely affected by a decrease in pari-mutuel revenue, potential reduction in the quality of horses, lower attendance, and lower overall handle.

(ii)          Card Casino Operations

The Card Casino is typically open 24 hours per day, seven days per week, and offers two forms of unbanked card games: poker and table games.

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

As of March 2020, the Card Casino was offering the following table games: Blackjack, Mississippi Stud, Fortune Pai Gow, Three Card Poker, Ultimate Texas Hold ‘Em, EZ Baccarat, Criss Cross Poker, Free Bet Blackjack, and I Luv Suits.  The Company has the option to offer banked games under the Minnesota law governing Card Casino operations but currently only offers “unbanked” games.  “Unbanked” refers to a wagering system or game where wagers lost in card games are accumulated into a player pool liability for purposes of enhancing the total amount paid back to winning players.  The Company can only serve as custodian of the player pool, may not have an active interest in any card game, and does not recognize amounts that dealers “win” or “lose” during the course of play as revenue.

Under Minnesota law, the Company is required to pay 10% of the first $6 million of gross Card Casino revenues towards purses for live horse racing at the Racetrack.  After meeting the $6 million threshold, the Company must pay 14% of gross Card Casino revenues as purse monies.  Of funds allocated for purses, the Company pays 10% of the purse monies to the Minnesota Breeders’ Fund (the “MBF”), which is a fund apportioned by the MRC among various purposes related to Minnesota’s horse breeding and horse racing industries.  The remaining 90% of purse monies are divided between thoroughbred (90%) and quarter horse (10%) purse funds. Effective for 2019 only, the $6 million threshold was eliminated and the Company was required to pay 14% of gross Card Casino revenue as purse monies. Of funds allocated for purses, the Company paid 10% of the purse monies to the MBF and the remaining 90% of purse monies were divided between thoroughbred (91%) and quarter horse (9%) purse funds.

(iii)         Food and Beverage Operations

The Company’s food and beverage operations consist of concession stands, restaurant and buffet, bars, and other food venues.  The Company currently offers two, year-round café style restaurants and full service bars within the Card Casino and simulcast area.  The Card Casino offers tableside menu service 24 hours a day. Our Triple Crown Club offers lounge services along with a buffet restaurant.  During live racing, a wide variety of concession style food and beverage options are available to our guests.

The food and beverage operations also include our catering and events services. The Company is the fourth largest event space in the Twin Cities with more than 100,000 square feet of available space. The Company’s facilities provide a variety of purposes for year-round events and other activities.  The Company’s event space has been used for craft shows, trade shows, pool and poker tournaments, automobile and other utility vehicle shows, major art shows, and fundraisers.  The Company’s outdoor spaces have been used for concerts, snowmobile races, and other competitions. In 2016, the Company completed construction of a redesign of the infield of the Racetrack to use the space as a concert and event area. In addition to event space, the Company rents space in its horse stable area for boat storage during the winter months.

(iv)         Development Operations

The Company owns approximately 373 acres of land in Shakopee, Minnesota where the Racetrack is located. Approximately 269 acres of this land is specifically designated as being subject to MRC regulation as part of the Company’s  Class A license.  The amount of land currently needed to conduct Racetrack operations (grandstand, racetrack, stable area, parking areas, and land for other facilities including the expo center) is approximately 243 acres.  As a result, approximately 130 acres are considered underutilized (the “Underutilized Land”). This land is available for real estate development compatible with the Company’s Racetrack Operations.

For the past several years, the Company has explored various ways to develop the Underutilized Land.  The Company has reported on its plans to develop the Underutilized Land from time to time in reports to Securities and Exchange Commission and in press releases. The Company continues to pursue various mixed use development opportunities, such as residential development, office, restaurants, hotel, entertainment, and retail operations. See footnote 13 of the consolidated financial statements for more detailed information on recent transactions.

(v)          Sources of Revenue

General

The Company’s revenues are principally derived from three activities: Card Casino operations, wagering on live and simulcast horse races, and food and beverage sales. For the year ended December 31, 2019, revenues from Card Casino operations represented 58.1% of total revenues, wagering on horse races generated 26.0% of total revenues, and food and beverage revenue represented 15.9% of total revenues.

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

Food and Beverage Revenue

The Company earns revenue from sales in its restaurant, catering areas, and numerous concession stands located throughout the facility. Food and beverage sales are also offered in the card room during live and simulcast racing and during events.

Other Revenue

The Company generates cash revenues from the receipt of reserved seating charges, preferred and valet parking, and the sales of various daily pari-mutuel publications.  Additional revenues are derived from special events and other space rentals. The Company also generates revenue from providing advertising signage space.

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

The Company operates in a highly competitive wagering and gaming environment with a large number of participants. The Company competes with competitive wagering operations and activities that include tribal casinos, state-sponsored lotteries and other forms of legalized gaming in the U.S. and other jurisdictions.  The Company competes with a number of tribal casinos in the State of Minnesota that offer video slot machines, table games, and unbanked card games, including Minnesota’s largest casino, Mystic Lake, which is located approximately four miles from the Racetrack and which is owned by the SMSC.

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

Issuance of Class A and Class B Licenses to the Company

The Company holds a Class A License, issued by the MRC, that allows the Company to own and operate the Racetrack.  The Class A License is effective until revoked, suspended by the MRC or relinquished by the licensee.  Currently, the fee for a Class A License is $252,000 per fiscal year.

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

In addition, the law requires that the Company reimburse the MRC for actual costs, including stewards, state veterinarians and drug testing, related to the regulating of live racing. For fiscal years ended December 31, 2019 and 2018, the Company paid $643,000 and $628,000 respectively, to the MRC as reimbursement for costs of regulating live racing operations.

The MRC is also authorized by the Racing Act to regulate Card Casino operations. The law requires that the Company reimburse the MRC for its actual costs, including personnel costs, of regulating the Card Casino.  For fiscal years ended December 31, 2019 and 2018, the Company paid $245,000 and $224,000, respectively, to the MRC as reimbursement for costs of regulating Card Casino operations.

On January 19, 2000, the MRC issued an additional Class B License to the Company that authorized the Company to host unbanked card games.  The Class B License is renewable each year by the MRC after a public hearing (if required by the MRC).  Currently, the Class B License fee of $10,000 per calendar year is included in the Class A License fee of $252,000 per calendar year.

Limitation on the Number of Class A and Class B Licenses

Pursuant to the Racing Act, so long as the Racetrack maintains its Class A License, no other Class A License may be issued to allow an entity to own and operate a racetrack in the seven county metropolitan area where thoroughbred and quarter horses are raced.  However, the Racing Act provides that the MRC may issue an additional Class A License within the seven-county metropolitan area, if the additional license is issued for a facility that, among other conditions, is located more than 20 miles from the Racetrack, contains a track no larger than five-eighths of a mile in circumference, and is used exclusively for harness racing.  In January 2005, this additional Class A license was issued to NMHI (see “Competition” above).

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

 (viii)       Recent Legislation

Minimum Wage Legislation

In 2014, Minnesota legislation enacted into law an increase in the minimum wage that must be paid to most Company employees. On January 1, 2018, the minimum wage was set to increase at the beginning of each year by the rate of inflation with a maximum increase of up to 2.5% per year. The minimum wage for 2020 will be $10.00 per hour. Prior to August 1, 2014, the Company employed a large number of individuals who received an hourly wage equal to or slightly above $7.25 per hour. As a result, this legislation had an adverse financial impact in 2014 through 2019, and will continue to have an adverse impact. We have implemented measures to partially mitigate the impact of this increase by raising our prices and reducing our employee count. These measures could themselves have an adverse effect because higher prices and diminished service levels may discourage customers from visiting the Racetrack.

Advanced Deposit Wagering Legislation

Minnesota ADW legislation that became effective November 1, 2016, requires ADW providers to be licensed by the MRC and established licensing criteria and regulatory oversight of ADW providers doing business in the State of Minnesota. The law allows licensed racetracks to negotiate separate agreements with the ADW providers to remit source market fees to those racetracks. The ADW source market revenue to the Company totaled approximately $941,000 and $878,000 for the fiscal years ended December 31, 2019 and 2018, respectively. As part of the agreement, 50% of source market fees is allocated to purse accounts and the MBF.

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

Under the CMA, as amended, the SMSC paid the horsemen $7.3 million for purse enhancements for each of the years ended December 31, 2019 and 2018.

Under the CMA, the SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and the SMSC, including signage, joint promotions, player benefits and events.  Under the CMA, the SMSC paid the Company $1.6 million for marketing purposes for each of the years ended December 31, 2019 and 2018.

The CMA was amended in January 2015, January 2016, January 2018, and March 2018 to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.” Under the CMA as most recently amended, the SMSC has agreed to make the following purse enhancement and marketing payments for 2020 through 2022:

	Purse Enhancement Payments to	Marketing Payments to Canterbury
Year	Horsemen (1)	Park
2020	$7,380,000	$1,620,000
2021	7,380,000	1,620,000
2022	7,380,000	1,620,000

1 - Includes $100,000 each year payable to various horsemen associations

The amounts received from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the year ended December 31, 2019, the Company recorded $1,114,000 in other revenue and incurred $888,000 in advertising and marketing expense and $226,000 in depreciation related to the SMSC marketing payment. For the year ended December 31, 2018, the Company recorded $1,275,000 in other revenue and incurred $1,049,000 in advertising and marketing expense and $226,000 in depreciation related to the SMSC marketing payment. The excess of amounts received over revenue is reflected as deferred revenue on the company’s consolidated balance sheets.

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

To support its pari-mutuel horse racing, Card Casino, and catering and events businesses, the Company conducts year-round marketing efforts to maintain the loyalty of existing customers and attract new players to the property.  The Company uses radio, television, digital advertising, social media, print advertising, and direct marketing to communicate to its audiences.  In addition to its regular advertising and communication program, the Company conducts numerous special promotions, handicapping contests, and poker tournaments to attract incremental visits.   The Company also uses a robust player rewards and database marketing program to enhance the loyalty of its guests.

The Company continues to focus on creating a premier guest experience as the core element of its marketing efforts.  This includes delivering great customer service, developing new food and beverage offerings, creating fan education programs, and providing entertainment opportunities that go beyond the traditional pari-mutuel wagering and card playing activities.

(xi)         Employees

At December 31, 2019, the Company had 281 full-time employees and 649 part-time employees. The Company adds approximately 350 employees on a seasonal basis for live racing operations from early May until early September.  The Company’s management believes its employee relations are good.

(xii)        Executive Officers

The executive officers of the Company, their ages and their positions with the Company at March 15, 2020 are as follows:

Name	Age	Position with Company
Randall D. Sampson	61	President, CEO, and Executive Chairman of the Board

Randy J. Dehmer	37	Vice President of Finance and CFO

Randall D. Sampson has been President and Chief Executive Officer since the formation of the Company in March 1994. Mr. Sampson was also named Executive Chairman of the Board on October 3, 2019. He has been active in horse industry associations, currently serving as Director of the Thoroughbred Racetracks of America and is a past Vice President of the Thoroughbred Racetracks of America and past President of the Minnesota Thoroughbred Association. Mr. Sampson also currently serves as a director of Communications Systems, Inc. (NASDAQ:JCS), a manufacturer of telecommunications and data communications products based in Minnetonka, Minnesota. Mr. Sampson is the son of Curtis A. Sampson, who is the Company’s non-executive Chairman of the Board and the beneficial owner of approximately 20% of the Company’s common stock.

Randy J. Dehmer was hired as Vice President of Finance and Chief Financial Officer in May 2019.  Mr. Dehmer worked for the Company from December 2007 to August 2013, most recently serving as controller from March 2012 to August 2013.  Prior to rejoining the Company, he served as the financial controller for Clearfield, Inc, a public company located in the Twin Cities.

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

Forces beyond our control could affect our business.

Consumer demand for card casino and racetrack properties such as ours is particularly sensitive to downturns in the economy and the associated effect on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences resulting from factors such as perceived or actual general economic conditions, declines in consumer confidence in the economy,  decreased disposable consumer income and wealth, widespread illnesses or epidemics, including the coronavirus pandemic (COVID -19) that result in people avoiding public places could significantly reduce customer demand for the amenities that we offer.

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

The integrity of horseracing, casino gaming, and pari-mutuel wagering industries must be perceived as fair to patrons and the public at large. To prevent cheating or erroneous payouts, oversight processes must be in place to ensure that these activities cannot be manipulated. A loss of confidence in the fairness of our industries could have a material adverse impact on our business.

Nationally the popularity of horse racing has declined.

There has been a general decline in the number of people wagering on live horse races at North American racetracks, either in person or via simulcasting, due to a number of factors, including increased competition from other wagering and entertainment alternatives as discussed above. According to industry sources, pari-mutuel handle declined 27% from 2007 to 2011 and has been relatively stable since 2011, experiencing less than a 1% decline between 2011 and 2019. Declining interest in horse racing has had a negative impact on revenues and profitability in our racing business. Our business plan anticipates a slight reduction in attendance and pari-mutuel wagering during our 2020 live meet due to a reduction in the number of racing days. However, as a result of the purse enhancement payments and marketing payments we receive under the CMA, we still expect to outperform the industry as it relates to field size, live handle, and simulcast handle in 2020 and beyond. Regardless, we recognize that a general decline in interest in horse racing and pari-mutuel wagering could have a material adverse impact on our business, financial condition and results of operations in future years

We may not be able to attract a sufficient number of horses and trainers to achieve above average field sizes.

We believe that patrons prefer to wager on races with a number of horses in the race (the “field”) at or above the national average. A failure to offer races with adequate fields results in less wagering on our horse races.  Our ability to attract adequate fields depends on several factors.  First, it depends on our ability to offer and fund competitive purses. Second, it depends on the overall horse population available for racing.  Various factors have led to declines in the horse population in some areas of the country, including competition from racetracks in other areas, increased costs, and changing economic returns for owners and breeders, and the spread of various debilitating and contagious equine diseases.  If our racetrack is faced with a sustained outbreak of a contagious equine disease, it could have a material impact on our profitability.  Finally, if we are unable to attract horse owners to stable and race their horses at our racetrack by offering a competitive environment, including high-quality facilities, a well-maintained racetrack, comfortable conditions for backstretch personnel involved in the care and training of horses stabled at our racetrack, and a competitive purse structure, our profitability could also decrease.  We also face increased competition for horses and trainers from racetracks that are licensed to operate slot machines and other electronic gaming machines that provide these racetracks an advantage in generating new additional revenues for race purses and capital improvements.  While our ability to offer adequate fields to patrons during our live meets has been substantially strengthened by the purse enhancement payments that are scheduled to be made under the CMA through 2022, our inability to attract adequate fields, for whatever reason, could have a material adverse impact on our business, financial condition and results of operations.

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

The term of the CMA with SMSC ends December 31, 2022, and there is no certainty the CMA can be extended or renegotiated on terms that are mutually acceptable to SMSC, the horsepersons’ associations, and the Company.  In particular, there can be no assurance that, after December 31, 2022, SMSC’s purse enhancement payments to the horsepersons’ associations and marketing payments to the Company will continue at the levels currently being paid, if at all. If, by December 31, 2022, the CMA is not extended or renegotiated on economic terms substantially similar to those currently in effect or due to the parties being unable to mutually agree on other terms, the Company’s future revenue from live racing and its profitability could be materially adversely affected.

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

The Company is currently pursuing the commercial development of its Underutilized Land.  See discussion above titled “Development Operations.”  The development of residential and commercial real estate involves many risks, including, but not limited to, the selection of development partners; building design and construction; obtaining government permits; financing; securing and retaining tenants; and the volatility of real estate market conditions.  Accordingly, there can be no assurance that the Company’s real estate development activities will be successful.

Uncertainty regarding Tax Increment Financing.

Under the Redevelopment Agreement with the City of Shakopee, the Company has agreed to undertake a number of specific infrastructure improvements within the TIF District. The funding that the Company will be paid as reimbursement under the TIF program for these improvements is not guaranteed, but will depend on future tax revenues generated from the developed property

We process, store, and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business.

We receive, store and process personal information and other customer data.  There are numerous federal, state, and local laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other data.  Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other player data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, which could have an adverse effect on our business.

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

Since horse racing is conducted outdoors, unfavorable weather conditions, including extremely high and low temperatures, high winds, storms, tornadoes and hurricanes, could cause events to be postponed or canceled or attendance to be lower, resulting in reduced wagering.  Our operations, as well as the racetracks from which we receive simulcast signals, are subject to reduced patronage, disruptions, or complete cessation of operations due to weather conditions, natural disasters, and other casualties.  If a business interruption were to occur due to inclement weather and continue for a significant length of time at our racetrack, it could have a material adverse impact on our business, financial condition, and results of operations. The Company maintains insurance for incremental weather conditions that would help mitigate the financial impact on our business.

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

Our customers use information provided by a third party vendor that accumulates wagers, records sales, calculates payoffs, and displays wagering data in a secure manner to patrons who wager on our horse races.  Any failure to keep this technology current could limit our ability to serve patrons effectively or develop new forms of wagering or affect the security of the wagering process, thus affecting patron confidence in our product.  A perceived lack of integrity in the wagering systems could result in a decline in bettor confidence and could lead to a decline in the amount wagered on horse racing.  In addition, a totalizator system failure could cause a considerable loss of revenue if betting machines are unavailable for a significant period of time or during an event with high betting volume.

An increase in the minimum wage mandated under Federal or Minnesota law could have a material adverse effect on our operations and financial results.

The Company employs a large number of individuals at an hourly wage equal to or slightly above the current state mandated wage of $9.86 per hour for 2019.  See “Recent Legislation” above for additional information regarding recently enacted minimum wage legislation.  Most of these employees are either high school or college students employed on a seasonal basis or tipped employees, many of whom receive, on average, tip income that is significantly higher than the current minimum wage.  From time to time legislation is introduced in the U.S. Congress or the Minnesota legislature that would substantially increase the minimum wage.   Passage of legislation that would substantially increase the minimum wage could have a material adverse impact on the Company.

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

We rely on information technology and other systems to maintain and transmit customers’ personal and financial information, credit card information, mailing lists and other information. We have taken steps designed to safeguard our customers’ personal and financial information and have implemented systems designed to meet all requirements of the Payment Card Industry standards for data protection. However, our information and processes are subject to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent access or use by unauthorized individuals. The steps we take to deter and mitigate these risks may not be successful, and any resulting compromise or loss of data or systems could adversely impact operations or regulatory compliance and could result in remedial expenses, fines, litigation and loss of reputation, potentially impacting our financial results. Although we have invested in and deployed security systems and developed processes that are designed to protect all sensitive data, prevent data loss and reduce the impact of any security breach, such measures cannot provide absolute security.

Item 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2. PROPERTIES

General

The Company’s facilities, which are owned and operated under the name “Canterbury Park,” are a modern complex of buildings and grounds that generally compare favorably to other major racetracks located throughout the country.  The Racetrack’s grandstand has a patron capacity of approximately 10,000 within enclosed areas and a maximum patron capacity of over 30,000 including outside areas around the grandstand.  The grandstand and most public outdoor areas contain numerous pari-mutuel windows, odds information boards, video monitors, food and beverage stands, and other amenities.

The Racetrack is located approximately 25 miles southwest of downtown Minneapolis.  The area immediately surrounding the Racetrack consists of retail, commercial and industrial buildings, farmland, and residential areas.  The Racetrack is close to a number of major entertainment destinations including:  Valleyfair, an amusement park about two miles from the Racetrack that annually attracts visitors during the spring and summer; the Renaissance Festival, a seven-weekend late summer annual event located about five miles from the Racetrack; and Mystic Lake Casino, located about four miles from the Racetrack, which draws thousands of visitors daily.  The Mall of America, the largest enclosed shopping mall in the United States, which attracts more than 40 million visitors per year, is approximately 17 miles from the Racetrack.

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

Expo Center

In 2014, the Company added an Expo Center, which is a 30,000 square foot structure designed for year-round special events, trade shows, and exhibits.  The facility features 24,000 square feet of open event space and another 6,000 square feet containing an entry area, offices, restrooms and storage.  Canterbury Park now offers the fourth largest event space in the Twin Cities with more than 100,000 total square feet of available space.

Barn and Backside Facilities

The stable area consists of 33 barns with a total of approximately 1,650 stalls.  In the stable area, there are 240 dormitory rooms for the grooms and others working at the Racetrack.  The stable area also contains a combination racing office and cafeteria/recreation building for stable personnel, two blacksmith buildings, and a 5/8 mile training track.

Parking

Approximately 5,500 paved parking spaces are available for patron and employee vehicles at the Racetrack, including parking spaces that are reserved for handicapped patrons.  The Racetrack also has unpaved areas available for overflow parking for approximately 3,000 additional automobiles.

Underutilized Land

In 2018, the Company transferred approximately 13 acres of land to the Doran Canterbury I joint venture as part of its equity contribution in the first phase of the apartment complex. The Company has approximately 130 acres of land remaining that are owned or controlled by the Company that are not currently used for its business operations, and could be developed or sold, in whole or in part.  See discussion above titled “Development Operations” and footnote 13 to the consolidated financial statements for more information.

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

(b)          HOLDERS

At March 15, 2020, the Company had 649 shareholders of record of its common stock. Since many holders’ shares are listed under their brokerage firms’ names, the actual number of shareholders is estimated by the Company to be over 2,000.

(c)          DIVIDENDS

The Company has a dividend policy to pay regular quarterly cash dividends to its shareholders based on the Company’s earnings, projected future earnings and cash requirements. In 2018  under this policy, the Company paid a $.06 per share dividend in January and $.07 per share dividend in April, July, and October. In 2019, the Company paid a $.07 per share dividend in January, April, July, and October.

On March 16, 2020, the Company announced that in conjunction with it’s determination to temporarily shut down operations due to concerns and uncertainty about the effect of the COVID-19 coronavirus, the Company’s Board of Directors had suspended declaring and paying its $0.07 quarterly cash dividend that would normally be paid in April 2020.

(d)          SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information as of December 31, 2019 regarding our equity compensation plans:

Securities Authorized for Issuance Under Equity Compensation Plans

	(a)		(c)
	Number of shares		Number of shares of
	of common stock to	(b)	common stock
	be issued upon	Weighted-average	remaining available for
	exercise of	exercise price of	future issuance under
	outstanding	outstanding	equity compensation
	options, warrants	options, warrants	plans (excluding shares
Plan Category	and rights	and rights	in column (a))
Equity compensation plans approved by security holders:
1994 Stock Plan	33,250	$9.64	364,928
1995 Employee Stock Purchase Plan	—	—	25,496
Equity compensation plans not approved by security holders:
Stock Option Plan for Non-Employee Consultants and Advisors (1)	—	—	162,500
Total	33,250		552,924

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

Not Applicable for Smaller Reporting Companies.

(f)           RECENT SALE OF UNREGISTERED SECURITIES

Not Applicable.

(g)          PURCHASES OF EQUITY SECURITIES BY THE ISSUER

In 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 10b‑18 in open market transactions or block purchases of privately negotiated transactions (the “Stock Repurchase Plan”).  The Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and in 2012, authorized the repurchase of an additional 100,000 shares of the Company’s common stock.  No shares were repurchased in 2019 or 2018, and currently the Company is authorized to repurchase up to 128,781 shares under the Stock Repurchase Plan.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for each of the five fiscal years ended December 31, 2019.  The operating and balance sheet data for the years ended and as of December 31, 2019,  2018, 2017, 2016, and 2015 are derived from our audited consolidated financial statements.  The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and the related notes thereto included elsewhere in this report.

(In thousands except for per share amounts)

	Year Ended December 31,
OPERATING DATA	2019		2018	2017	2016		2015
Net Revenues	$59,227		$59,142	$56,953	$52,460		$52,263
Operating Expenses	55,591	(5)	51,495 (4)	52,432	(3) 45,319	(2)	47,649 (1)
Income Before Income Taxes	3,963		7,708	4,571	7,120		4,617
Income Tax Expense	(1,244)		(1,990)	(480)	(2,924)		(1,890)
Net Income	2,718		5,718	4,091	4,196		2,727
Basic Net Income per Share	$0.59		$1.28	$0.93	$0.98		$0.65
Diluted Net Income per Share	0.59		1.26	0.93	0.97		0.64
Dividends Declared per Share	0.28		0.28	0.23	0.35		0.25
Cash Flows from Operating Activities	$6,738		$6,333	$7,086	$4,941		$4,429

			At December 31,
BALANCE SHEET DATA			2019	2018	2017	2016	2015
Land, Buildings and Equipment, Net			$43,834	$38,131	$36,962	$35,379	$34,118
Total Assets			65,413	61,426	54,537	49,625	45,341
Total Stockholders’ Equity			$49,416	$46,734	$40,717	$36,551	$33,097
Number of Common Shares Outstanding at Year End			4,645	4,528	4,414	4,325	4,238

[1]

During fiscal year 2015, the Company reduced operating expenses $1,502,000 by recording a $495,000 gain on insurance recoveries, a  $347,000 gain on sale of its Shakopee Valley RV Park, and a  $660,000 gain on sale of land.

[2]	During fiscal year 2016, the Company reduced operating expenses $5,311,000 by recording a $1,465,000 gain on insurance recoveries and a $3,846,000 gain on sale of land.
[3]	During fiscal year 2017, the Company reduced operating expenses $141,000 by recording a gain on insurance recoveries.
[4]

During fiscal year 2018,  the Company reduced operating expenses $2,392,000 by recording a $21,000 gain on insurance recoveries,  a  $129,580 gain on sale of land, and a  $2,241,000 gain on transfer of land.

[5]	During fiscal year 2019, the Company reduced operating expenses $211,000 by recording a $199,000 gain on insurance recoveries and a $12,000 gain on sale of assets.

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

RECENT DEVELOPMENT

As previously disclosed, on March 16, 2020, the Company announced that, based on the advice of Minnesota state and regulatory bodies, it was temporarily suspending all card casino, simulcast, and special events operations at Canterbury Park at noon on March 16, 2020 in response to concerns about the COVID-19 coronavirus. Canterbury Park determined this voluntary suspension of activities was in the best interest of the health and safety of its guests and team members and would provide the Company an opportunity to review and update operational best practices and strategies based on what was currently known about this public health situation and future developments. The Company will continue to monitor developments with respect to the COVID-19 coronavirus and provide updated information on its website, or in press releases.

In a separate press also issued on March 16, 12020, the Company announced that in conjunction with its determination to temporarily shut down operations due to concerns and uncertainty about the effect of the COVID-19 coronavirus, the Company’s Board of Directors had suspended declaring and paying its $0.07 quarterly cash dividend that would normally be paid in April 2020.

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

The following summarizes our financial performance for the last five years (in 000’s):

Financial Performance Summary	2019		2018		2017		2016		2015
Net Revenues	$59,227		$59,142		$56,953		$52,460		$52,263
Operating Expenses	55,591	(5)	51,495	(4)	52,432	(3)	45,319	(2)	47,649	(1)
Income Before Income Taxes	3,963		7,708		4,571		7,120		4,617
Income Tax Expense	(1,244)		(1,990)		(480)		(2,924)		(1,890)
Net Income	2,718		5,718		4,091		4,196		2,727

[1]

During fiscal year 2015, the Company reduced operating expenses $1,502,000 by recording a $495,000 gain on insurance recoveries, a  $347,000 gain on sale of its Shakopee Valley RV Park, and a  $660,000 gain on sale of land.

[2]	During fiscal year 2016, the Company reduced operating expenses $5,311,000 by recording a $1,465,000 gain on insurance recoveries and a $3,846,000 gain on sale of land.
[3]	During fiscal year 2017, the Company reduced operating expenses $141,000 by recording a gain on insurance recoveries.
[4]

During fiscal year 2018, the Company reduced operating expenses $2,392,000 by recording a $21,000 gain on insurance recoveries,  a  $129,580 gain on sale of land, and a  $2,241,000 gain on transfer of land.

[5]	During fiscal year 2019, the Company reduced operating expenses $211,000 by recording a $199,000 gain on insurance recoveries and a $12,000 gain on sale of assets.

Our management team has extensive knowledge of the horse racing, Card Casino, and food and beverage operations, and our staff has demonstrated a commitment to enhancing the customer experience.  The Company believes that management has a good relationship with our workforce and is able to retain qualified personnel as demonstrated by our low turnover rate.

Our facilities are modern by racetrack industry standards, and we have invested heavily in the past few years to update and upgrade them to meet the needs of our customers and horsemen.  Our site, in a prime location on the edge of the Minneapolis–St. Paul metropolitan area in one of the fastest-growing counties in Minnesota, provides us with great long-term growth and development opportunities, and our Board of Directors regularly considers additional uses for underutilized portions of our property.  Our long-term strategic direction is to continue to enhance our Racetrack as a unique gaming and entertainment destination and develop approximately 130 acres of underutilized land not needed for our current business uses.

OPERATIONS REVIEW

YEAR ENDED DECEMBER 31, 2019 COMPARED TO YEAR ENDED DECEMBER 31, 2018

EBITDA represents earnings before interest income, income tax expense, depreciation and amortization.  EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles in the United States of America ("GAAP"), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance or cash flows from operating activities as a measure of liquidity.  We present EBITDA as a supplemental disclosure because it is a widely used measure of performance and basis for valuation of companies in our industry.  Other companies that provide EBITDA information may calculate EBITDA differently than we do. We also compute Adjusted EBITDA, which reflects additional adjustments to Net Income to eliminate unusual or non-recurring items. For the year ended December 31, 2019, Adjusted EBITDA excluded the loss on disposal of assets,  gain on insurance recoveries, and gain on sale of assets. For the year ended December 31, 2018, Adjusted EBITDA excluded the loss on disposal of assets,  gain on insurance recoveries, gain on sale of assets, and gain on transfer of land.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and Adjusted EBITDA (defined above), which is also a non-GAAP measure, for the years ended:

SUMMARY OF EBITDA DATA

	Year Ended December 31,
	2019	2018
NET INCOME	$2,718,274	$5,718,444
Interest income, net	(326,773)	(61,515)
Income tax expense	1,244,263	1,990,000
Depreciation	2,679,728	2,563,579
EBITDA	6,315,492	10,210,508
Gain on insurance recoveries	(198,874)	(21,064)
Loss on disposal of assets	261,728	120,940
Gain on sale of assets	(12,141)	(129,580)
Gain on transfer of land	—	(2,241,206)
ADJUSTED EBITDA	$6,366,205	$7,939,598

Adjusted EBITDA decreased $1,573,000, or 19.8%, and decreased as a percentage of net revenues to 10.7% from 13.4% for 2019 compared to 2018.

REVENUES

Total net revenues for 2019 were $59,227,000, an increase of $85,000, or 0.1%, compared to total net revenues of $59,142,000 for 2018. Total pari-mutuel revenue decreased 7.6%, Card Casino revenue increased 1.4%, food and beverage revenue increased 10.9%, and other revenue decreased 7.2% in 2019 compared to 2018. See below for a further discussion of our sources of revenues.

PARI-MUTUEL REVENUES

	Year Ended December 31,
	2019	2018
Simulcast	$5,364,000	$5,821,000
Live racing	2,151,000	2,295,000
Guest fees	1,203,000	1,483,000
Other revenue	1,115,000	1,040,000
Total Pari-Mutuel Revenue	$9,833,000	$10,639,000

Racing Days
Simulcast only racing days	298	295
Live and simulcast racing days	66	69
Total Number of Racing Days	364	364

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

Total 2019 pari-mutuel revenue decreased $806,000, or 7.6%, compared to 2018.  Simulcast revenue decreased $457,000, or 7.9%, in 2019 compared to 2018. This is partially due to the temporary shutdown of Santa Anita during the 2019 second quarter, one of the most popular horse tracks in the country in terms of simulcast wagering. Guest fees decreased $280,000, or 18.9%, primarily due to the temporary loss in 2019 of a high-volume waging company due to a contractual dispute between Churchill Downs, the Company’s content provider, and Monarch Content Management. Live Racing revenue also decreased  $144,000, or 6.3%, primarily due to three less live racing days in 2019 compared to 2018.

CARD CASINO REVENUES

	Year Ended December 31,
	2019	2018
Poker Games	$7,501,000	$8,290,000
Table Games	23,206,000	22,486,000
Total Collection Revenue	30,707,000	30,776,000
Other Revenue	3,699,000	3,144,000
Total Card Casino Revenue	$34,406,000	$33,920,000

The primary source of Card Casino revenue is a percentage of the wagers received from the players as compensation for providing the Card Casino facility and services, referred to as “collection revenue.” Other Revenue presented above includes fees collected for the administration of tournaments and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds.  Card Casino revenue represented 58.1% and 57.4% of the Company’s net revenues for the years ended December 31, 2019 and 2018, respectively.

Total Card Casino revenue increased $486,000, or 1.4%, in 2019 compared to 2018. Poker revenue decreased $789,000, or 9.5%, in 2019 compared to 2018. The decrease in poker revenue is partially due to a rate structure change in 2019 which shifted a higher percentage of wagers to other revenue, as well as a continuing industry decline in the popularity of poker. Table games collection revenue increased $720,000, or 3.2%, in 2019 compared to 2018. This is partially due to a higher revenue percentage that was held by the Company in 2019, as well as an increase in volume attributed to our enhanced marketing promotions.

FOOD AND BEVERAGE REVENUES

Food and beverage revenue increased $877,000, or 10.9%, to $8,895,000 for the year ended December 31, 2019 compared to 2018.  This increase is primarily attributable to hosting a three-day music festival in the 2019 third quarter, as well as the opening of the Trifecta Café and remodeled Card Casino in March 2019. This was slightly offset by a reduction in live racing days in 2019 compared to 2018.

OTHER REVENUES

Other revenue decreased $472,000, or 7.2%, to $6,093,000 in 2019 compared to 2018.  This decrease is primarily due to a short-term customer rental agreement in the first quarter of 2018 related to the Super Bowl held in Minneapolis, as well as decreased advertising revenue payments for RiverSouth, an area wide marketing initiative. A portion of these revenue payments were reimbursed costs based on the terms of the CMA agreement and are included as an expense in our Consolidated Statement of Operations.

OPERATING EXPENSES

Total operating expenses increased $4,096,000, or 8.0%, to $55,591,000 in 2019, from $51,495,000 in 2018.  Total operating expenses as a percentage of net revenues increased to 93.9% in 2019 from 87.1% in 2018.  Excluding the reduction in operating expenses from all gains and losses from both years, total operating expenses increased $1,775,000, or 3.3% in 2019 compared to 2018.

Total purse expense decreased $202,000, or 2.8%, in 2019 compared to 2018. The decrease is due to a decrease in pari-mutuel revenue, as well as a change in the purse payment structure related to changes in our horsemen contract effective January 1, 2019.  The purse expense decrease was primarily a timing difference that resulted in a higher purse expense in the 2019 first quarter. Although pari-mutuel revenue decreased, the increase in Card Casino revenues resulted in a higher MBF expense (shown below).  As discussed in greater detail in Item 1 above, Minnesota law requires us to allocate a portion of Card Casino revenues, wagering handle on simulcast and live horse races, and ADW source market fees for future payment as purses for live horse races and other authorized uses. While most of these amounts were paid into the purse funds for thoroughbred and quarter horse races, Minnesota law requires that a portion of the amounts allocated for purses be paid into the Minnesota Breeders’ Fund (the “MBF”).

			Minnesota Breeders’
	Purse Expense		Fund Expense
	2019	2018	2019	2018
Card Casino	$4,335,000	$4,058,000	$482,000	$451,000
Simulcast Racing	1,678,000	1,793,000	465,000	472,000
Live Racing	967,000	1,330,000	106,000	116,000
Total	$6,980,000	$7,181,000	$1,053,000	$1,039,000

Salaries and benefits expense increased $1,205,000, or 5.0%, in 2019 compared to 2018.  The increase is due to the State of Minnesota mandated increase of $0.21 in the minimum wage effective January 1, 2019,  and increases relating to the Card Casino construction in January and February and re-opening in March 2019. Furthermore, the Company added several new exempt level positions to support its strategic growth initiatives.

Cost of food and beverage sales increased $489,000, or 13.6%, in 2019 compared to 2018. The increase is primarily due to higher food and beverage revenues.

Advertising and marketing costs decreased $347,000, or 13.9%, in 2019 compared to 2018.  The decrease is primarily attributable to the decreased expenditures related to RiverSouth, an area wide marketing initiative that is designed to increase visitors to Shakopee’s entertainment, hospitality, and retail businesses.

Professional and contracted services increased $492,000, or 11.0%, in 2019 compared to 2018. The increase is primarily due to professional fees for its development initiatives, legal and consulting costs, as well as increased contracted services for the three-day music festival held in July 2019.

During 2019, the Company recorded a loss on disposal of assets totaling $262,000. Included in this amount is the write-off of assets disposed of in remodeling the Card Casino. The Company also recorded a loss on disposal of assets related to development site work costs. Additionally, the Company disposed of assets related to its RV Park as a result of developing the property around the Racetrack.

During 2019, the Company recorded a gain on insurance recoveries of $199,000 as a result of insurance proceeds related to water damage incurred at the Racetrack.

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

Net Income for the years 2019 and 2018 was $2,718,000 and $5,718,000, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements have been prepared in conformity with U.S. GAAP and are based upon certain critical accounting policies. These policies may require management to make estimates, judgments and assumptions that we believe are reasonable based on our historical experience, contract terms, observance of known trends in our Company and the industry as a whole, and information available from other outside sources. Our estimates affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those initial estimates.

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

Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 66% of our total assets at December 31, 2019.  We use our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed.  Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows.  If the sum of the related expected future net cash flows is less than the carrying value, we will determine whether an impairment loss should be recognized.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.  As of December 31, 2019, we have determined that no impairment of these assets exists.

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

MINIMUM WAGE LEGISLATION

In 2014, Minnesota legislation enacted into law an increase in the minimum wage that must be paid to most Company employees. Beginning January 1, 2018, the minimum wage was set to increase at the beginning of each year by the rate of inflation with a maximum increase of up to 2.5% per year. The minimum wage for 2020 is  $10.00 per hour. Prior to August 1, 2014, the Company employed a large number of individuals who received an hourly wage equal to or slightly above $7.25 per hour. As a result, this legislation had an adverse financial impact on the Company in 2014 through 2019, and will continue to have an adverse impact on the Company. We have implemented measures to partially mitigate the impact of this increase by raising our prices and reducing our employee count. These measures could themselves have an adverse effect because higher prices and diminished service levels may discourage customers from visiting the Racetrack.

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

Under the terms of the CMA, the SMSC paid the horsemen $7.3 million for purse enhancements for the years ended December 31, 2019 and 2018.

Under the CMA, the SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events.  Under the CMA, the SMSC paid the Company $1,620,000 for marketing purposes for 2019 and 2018.

The CMA was amended in January 2015,  January 2016, January 2018, and March 2018 to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.” Under the CMA as most recently amended, the SMSC has agreed to make the following purse enhancement and marketing payments for 2020 through 2022:

	Purse Enhancement Payments to	Marketing Payments to Canterbury
Year	Horsemen (1)	Park
2020	$7,380,000	$1,620,000
2021	7,380,000	1,620,000
2022	7,380,000	1,620,000

1 - Includes $100,000 each year payable to various horsemen associations

The amounts received from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the year ended December 31, 2019, the Company recorded $1,114,000 in other revenue and incurred $888,000 in advertising and marketing expense and $226,000 in depreciation related to the SMSC marketing payment. For the year ended December 31, 2018, the Company recorded $1,275,000 in other revenue and incurred $1,049,000 in advertising and marketing expense and $226,000 in depreciation related to the SMSC marketing payment. The excess of amounts received over revenue is reflected as deferred revenue on the company’s consolidated balance sheets.

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

The Company entered into a CMA with the Shakopee Mdewakanton Sioux Community that became effective on June 4, 2012 and has been amended, as discussed above. The CMA contains certain covenants that, if breached, would trigger an obligation to repay a specified amount related to such covenant. At this time, management believes that the likelihood that the breach of a covenant will occur and that the Company will be required to pay the specified amount related to such covenant is remote.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at December 31, 2019 and as of the date of this report will not have a material impact on the Company’s consolidated financial position or results of operations.

The Company has committed to payment of statutory distributions under a $500,000 bond issued to the MRC as required under Minnesota law. The Company was not required to make any payments related to this bond in 2019 or 2018, and there is no liability related to this bond on the balance sheet as of December 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

Cash provided by operating activities for 2019 was $6,738,000 as a result of net income of $2,718,000 and was increased by noncash charges from depreciation of $2,680,000, stock-based compensation expense of $235,000, stock-based employee match contribution of $689,000, and a loss on disposal of assets of $262,000.  Cash from operating activities was reduced by a gain on insurance recoveries of $199,000. The Company also experienced an increase in deferred revenue of $503,000. This was partially offset by a decline in accounts payable of $1,384,000.

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

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities for 2019  of $13,037,000 was used primarily for additions to land, buildings, and equipment, including the costs of TIF eligible public infrastructure improvements, and the issuance of a note receivable to a related party. This was partially offset by a decrease in notes receivable.

Net cash used in investing activities for 2018 of $6,628,000 was used primarily for additions to land, buildings, and equipment, and the issuance of a note receivable to a related party. This was partially offset by a decrease in notes receivable and proceeds received from insurance recoveries.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used by financing activities for 2019 was $978,000 and primarily consisted of $1,281,000 cash dividend paid to shareholders, partially offset by proceeds from issuance of common stock of $383,000.

Net cash used by financing activities for 2018 was $526,000 and primarily consisted of $1,206,000 cash dividend paid to shareholders, partially offset by proceeds from issuance of common stock of $686,000.

CASH AND CAPITAL RESOURCES

At December 31, 2019, we had cash,  cash equivalents, and restricted cash of $3,927,000 compared to $11,204,000 at December 31, 2018. This $6,747,000 decrease consisted of $6,738,000 of net cash provided by operating activities, offset by $13,037,000 of net cash used in investing activities and $978,000 of net cash used in financing activities.

The Company has a general credit and security agreement with a financial institution. This agreement was amended as of September 30, 2019 to extend the maturity date to September 30, 2020. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had borrowings of $5,933,000 under the credit line during the year ended December 31, 2019.  As of December 31, 2019, the outstanding balance on the line of credit was $0. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements at all times throughout 2019.

Our three largest sources of revenue: pari-mutuel wagering, Card Casino operations, and food and beverage, are all based on cash transactions. Consequently, we have significant inflows of cash on a daily basis. We designate cash balances that will be required to satisfy certain short-term liabilities such as progressive jackpots, the player pool, and amounts due horsemen for purses and awards as “restricted” as a separate balance sheet item.

The Company offers unbanked table games that refer to a wagering system or game where wagers “lost” or “won” by the host are accumulated into a “player pool” to enhance the total amount paid back to players in any other card game. The Company is required to return accumulated player pool funds to the players through giveaways, promotional items, prizes or by other means. The player pool liability was $640,000 and $983,000 at December 31, 2019 and 2018, respectively. Additionally, the table games jackpot pool was $670,000 and $385,000 at December 31, 2019 and 2018, respectively.

The Card Casino offers progressive jackpots for poker games. Amounts collected for these jackpot funds are accrued as liabilities until paid to winners. At December 31, 2019 and 2018, accrued jackpot funds totaled $134,000 and $24,000, respectively. The MRC regulates the operation of the player pool and progressive jackpot pools. These liabilities have the potential for significant fluctuation on a daily basis.

All games in the Card Casino are played using chips. The value of chips issued and outstanding, referred to as the “outstanding chip liability,” was $963,000 and $398,000 at December 31, 2019 and 2018, respectively. This liability has the potential for significant fluctuation on a daily basis depending upon the demand for chip redemptions and sales.

Our second largest individual operating expense item is purse expense. Pursuant to an agreement with the MHBPA, we transferred into a trust account or paid directly to the MHBPA, approximately $6,314,000 and $6,442,000 in purse funds related to thoroughbred races for 2019 and 2018, respectively. Minnesota law provides that amounts transferred into this trust account are the property of the trust and not the Company. There were no unpaid purse fund obligations due to the MHBPA at December 31, 2019 or 2018.

RECENT DEVELOPMENT

As previously disclosed, on March 16, 2020, the Company announced that, based on the advice of Minnesota state and regulatory bodies, it was temporarily suspending all card casino, simulcast, and special events operations at Canterbury Park at noon on March 16, 2020 in response to concerns about the COVID-19 coronavirus. Canterbury Park determined this voluntary suspension of activities was in the best interest of the health and safety of its guests and team members and would provide the Company an opportunity to review and update operational best practices and strategies based on what was currently known about this public health situation and future developments. The Company will continue to monitor developments with respect to the COVID-19 coronavirus and provide updated information on its website, or in press releases. In a separate press also issued on March 16, 2020, the Company announced that in conjunction with its determination to temporarily shut down operations due to concerns and uncertainty about the effect of the COVID-19 coronavirus, the Company’s Board of Directors had suspended declaring and paying its $0.07 quarterly cash dividend that would normally be paid in April 2020.

As a result of the temporary suspension of operations, the Company’s three main sources of income and cash flow, revenues from simulcasting, its card casino, and food and beverage ceased operating on March 16, 2020. In the second quarter ended June 30, 2019, the Company had revenue of $2,546,000 from live racing and simulcasting, $8,891,000 from the Card Casino and $2,544,000 from food and beverage. The Company cannot currently predict when it will be able to resume simulcasting or reopen its Card Casino, or whether it will be able to commence live racing on its projected May 15, 2020 date. The Company’s food and beverage revenue is drive primarily by it simulcasting, live racing and its card casino guests.

The Company believes that unrestricted funds available in its cash accounts, amounts available under its revolving line of credit, along with funds generated from operations, will be sufficient to satisfy its liquidity and capital resource requirements for regular operations for the foreseeable future, unless it is unable to. In a separate press also issued on March 16, 2020, the Company announced that in conjunction with its determination to temporarily shut down operations due to concerns and uncertainty about the effect of the COVID-19 coronavirus, the Company’s Board of Directors had suspended declaring and paying its $0.07 quarterly cash dividend that would normally be paid in April 2020.

OFF-BALANCE SHEET ARRANGEMENTS

The Company currently has no off-balance sheet arrangements and has no intent to enter into any such agreements in the near future.

RELATED PARTY TRANSACTIONS

For a description of the nature and extent of related party transactions, see Note 15.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

In March 2014, the Company entered into a seven-year agreement with a new totalizator provider. Pursuant to the agreement, the vendor provides totalizator equipment and related software that records and processes all wagers and calculates odds and payoffs. The amounts charged to operations for totalizator expenses for the years ended December 31, 2019 and 2018 were $233,000 and $230,000, respectively.

In August 2018, the Company entered into a Contract for Private Redevelopment with the City of Shakopee in connection with a Tax Increment Financing District (“TIF District”). The Company is obligated to construct certain infrastructure improvements within the TIF District, and will be reimbursed by the City of Shakopee by future tax increment revenue generated from the developed property. See Note 13 for a more detailed description of the agreement.

Subsequent to December 31, 2019, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above. As of December 31, 2019, we had no borrowings pursuant to our line of credit and were not party to finance lease obligations, significant purchase obligations or other long-term obligations, other than described above.

FORWARD-LOOKING STATEMENTS

From time-to-time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, we may make forward-looking statements concerning possible or anticipated future financial performance, prospective business activities or plans that are typically preceded by words such as “believes,” “expects,” “anticipates,” “intends” or similar expressions. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that these forward-looking statements are subject to risks and uncertainties that could affect our actual results and cause actual results to differ materially from those indicated in the forward-looking statements. These risks and uncertainties include, but are not limited to:

•	material fluctuations in attendance at the Racetrack;
•	any effect that the coronavirus (COVID-19) may have on us as an entertainment venue or on the economy generally;
•	decline in interest in wagering on horse races at the Racetrack, at other tracks, or on unbanked card games offered at the Card Casino;
•	competition from other venues offering unbanked card games or other forms of wagering;
•	greater-than-anticipated expenses or a lower-than-anticipated return on the development of our underutilized land, including our joint venture to develop a luxury apartment complex;
•	competition from other sports and entertainment options;
•	increases in compensation and employee benefit costs;
•	increases in the percentage of revenues allocated for purse fund payments;
•	higher-than-expected expenses related to new marketing initiatives;
•	the impact of wagering products and technologies introduced by competitors;
•	legislative and regulatory decisions and changes, including decision or actions related to sports betting that would adversely affect our betting environment;
•

any legal, judicial, legislative or regulatory action or event that would adversely affect our ten-year Cooperative Marketing Agreement with the Shakopee Mdewakanton Sioux Community, which enhances the purses for daily racing at Canterbury Park and supports cooperative marketing programs for the two organizations, benefiting the stability and quality of live horse racing;

•	our ability to obtain, on acceptable terms, an extension to the ten-year Cooperative Marketing Agreement with the Shakopee Mdewakanton Sioux Community, which expires in 2022;
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

•	the fact that 2019 first quarter construction activity in our Card Casino resulted in a decline in Card Casino revenues and any future construction activity may result in a similar decline;
•

the fact the infrastructure improvements that we are making pursuant to the Redevelopment Agreement with the City of Shakopee together with improvements we are making to our parking facilities may disrupt traffic flow in a manner that discourages customers from visiting our facilities, thereby affecting our revenue and profitability;

•

our ability to develop and maintain high-quality food and beverage offerings that we can market and sell to our Racetrack and Card Casino patrons, as well as future residents of the new Triple Crown Apartments at Canterbury that are being developed by the Doran-Canterbury joint ventures;

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)          Financial Statements

The following financial statements of the Company are set forth on pages 33 through 55 of the Form 10‑K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Canterbury Park Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Canterbury Park Holding Corporation and Subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota

March 26, 2020

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

	2019	2018
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$355,399	$4,895,359
Restricted cash	2,308,955	5,058,639
Short-term investments	103,886	206,545
Accounts receivable, net of allowance of $19,250 for both periods	302,037	241,743
Current portion of notes receivable	—	1,063,650
Inventory	390,118	297,209
Prepaid expenses	501,493	625,025
Income taxes receivable	—	417,003
Total current assets	3,961,888	12,805,173

LONG-TERM ASSETS
Deposits	49,500	49,500
Restricted cash - long-term portion	1,262,744	1,250,000
TIF receivable	9,708,856	1,908,065
Notes receivable - long-term portion	—	1,078,861
Related party receivable (Note 15)	3,528,927	3,208,400
Operating lease right-of-use assets	74,832	—
Equity investment (Note 13)	2,992,633	2,995,010
Land, buildings and equipment, net (Note 3)	43,833,702	38,131,052
TOTAL ASSETS	$65,413,082	$61,426,061

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	3,495,238	3,587,328
Card Casino accruals	2,167,056	1,740,926
Accrued wages and payroll taxes	2,254,379	2,268,351
Cash dividend payable	324,439	316,938
Accrued property taxes	1,019,658	1,001,200
Deferred revenue	1,482,130	979,358
Payable to horsepersons	557,696	706,122
Income taxes payable	120,960	—
Current portion of finance lease obligations	24,500	23,216
Current portion of operating lease obligations	29,776	—
Total current liabilities	11,475,832	10,623,439

LONG-TERM LIABILITIES
Deferred income taxes (Note 4)	4,404,300	3,970,000
Finance lease obligations, net of current portion	71,784	98,272
Operating lease obligations, net of current portion	45,056	—
Total long-term liabilities	4,521,140	4,068,272
TOTAL LIABILITIES	15,996,972	14,691,711

STOCKHOLDERS’ EQUITY (Note 5)
Common stock, $.01 par value, 10,000,000 shares authorized, 4,644,522 and 4,527,685, respectively, shares issued and outstanding	46,445	45,277
Additional paid-in capital	22,733,933	21,420,886
Retained earnings	26,635,732	25,268,187
Total stockholders’ equity	49,416,110	46,734,350
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$65,413,082	$61,426,061

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
OPERATING REVENUES:
Pari-mutuel	$9,832,945	$10,639,029
Card Casino	34,406,195	33,919,928
Food and beverage	8,894,985	8,017,747
Other	6,092,732	6,564,866
Total Net Revenues	59,226,857	59,141,570

OPERATING EXPENSES:
Purse expense	6,979,508	7,181,683
Minnesota Breeders’ Fund	1,052,682	1,039,452
Other pari-mutuel expenses	1,332,321	1,423,980
Salaries and benefits	25,527,560	24,322,840
Cost of food and beverage and other sales	4,075,313	3,586,617
Depreciation	2,679,728	2,563,579
Utilities	1,531,029	1,527,942
Advertising and marketing	2,152,260	2,499,345
Professional and contracted services	4,983,587	4,491,719
Loss on disposal of assets	261,728	120,940
Gain on insurance recoveries	(198,874)	(21,064)
Gain on sale of assets	(12,141)	(129,580)
Gain on transfer of land (Note 13)	—	(2,241,206)
Other operating expenses	5,226,392	5,128,394
Total Operating Expenses	55,591,093	51,494,641
INCOME FROM OPERATIONS	3,635,764	7,646,929
OTHER INCOME
Interest income, net	326,773	61,515
Net Other Income	326,773	61,515
INCOME BEFORE INCOME TAXES	3,962,537	7,708,444
INCOME TAX EXPENSE (Note 4)	(1,244,263)	(1,990,000)
NET INCOME	$2,718,274	$5,718,444

Basic earnings per share	$0.59	$1.28
Diluted earnings per share	$0.59	$1.26
Weighted Average Basic Shares Outstanding	4,594,118	4,481,667
Weighted Average Diluted Shares	4,607,809	4,534,936
Cash dividends declared per share	0.28	0.28

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2019 AND 2018

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2017	4,414,492	$44,145	$19,865,273	$20,807,679	$40,717,097

Exercise of stock options	67,440	674	569,194	—	569,868
Stock-based compensation	—	—	345,626	—	345,626
Dividend distribution	—	—	—	(1,257,936)	(1,257,936)
401(K) stock match	34,383	344	527,325	—	527,669
Issuance of deferred stock awards	2,788	28	(28)	—	—
Shares issued under Employee Stock Purchase Plan	8,582	86	113,496	—	113,582
Net income	—	—	—	5,718,444	5,718,444

Balance at December 31, 2018	4,527,685	$45,277	$21,420,886	$25,268,187	$46,734,350

Exercise of stock options	41,310	413	272,869	—	273,282
Other share retirements	(5,863)	(59)	(27,915)	(62,048)	(90,022)
Stock-based compensation	—	—	235,105	—	235,105
Dividend distribution	—	—	—	(1,288,681)	(1,288,681)
401(K) stock match	52,089	521	687,979	—	688,500
Issuance of deferred stock awards	10,968	110	(55,044)	—	(54,934)
Shares issued under Employee Stock Purchase Plan	18,333	183	200,053	—	200,236
Net income	—	—	—	2,718,274	2,718,274

Balance at December 31, 2019	4,644,522	$46,445	$22,733,933	$26,635,732	$49,416,110

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018
Operating Activities:
Net income	$2,718,274	$5,718,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,679,728	2,563,579
Stock-based compensation expense	235,105	345,626
Stock-based employee match contribution	688,500	525,100
Deferred income taxes	434,300	968,000
Loss on disposal of assets	261,728	120,940
Loss from equity investment	2,377	—
Gain on insurance recoveries	(198,874)	(21,064)
Gain on sale of assets	(12,141)	(129,580)
Gain on transfer of land	—	(2,241,206)
Changes in operating assets and liabilities:
Decrease in accounts receivable	(60,294)	24,346
Decrease (increase) in other current assets	30,623	(97,611)
Decrease (increase) in income taxes payable/receivable	537,963	(420,833)
Decrease in operating lease right-of-use assets	28,914	—
Decrease in operating lease liabilities	(28,914)	—
Decrease in accounts payable	(1,364,430)	(133,802)
Increase in deferred revenue	502,772	184,328
Increase (decrease) in Card Casino accruals	426,130	(1,190,279)
Decrease in accrued wages and payroll taxes	(13,972)	(22,910)
Increase in accrued property taxes	18,458	64,638
(Decrease) increase in payable to horsepersons	(148,426)	75,201
Net cash provided by operating activities	6,737,821	6,332,918

Investing Activities:
Additions to land, buildings, and equipment	(15,165,716)	(5,501,468)
Issuance of related party note receivable	(320,527)	(3,208,400)
Decrease in notes receivable	2,142,511	1,048,655
Proceeds from insurance recoveries	204,174	1,033,264
Sale (purchase) of investments	102,659	(540)
Net cash used in investing activities	(13,036,899)	(6,628,489)

Financing Activities
Proceeds from issuance of common stock	383,496	686,019
Borrowings on line of credit	5,932,532	—
Payments against line of credit	(5,932,532)	—
Cash dividend paid to shareholders	(1,281,180)	(1,206,111)
Payments for taxes related to net share settlement of equity awards	(54,934)	—
Principal payments on finance lease	(25,204)	(5,892)
Net cash used in financing activities	(977,822)	(525,984)

Net decrease in cash, cash equivalents, and restricted cash	(7,276,900)	(821,555)

Cash, cash equivalents, and restricted cash at beginning of year	11,203,998	12,025,553

Cash, cash equivalents, and restricted cash at end of year	$3,927,098	$11,203,998

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2019 AND 2018 (continued)

Schedule of non-cash investing and financing activities
Additions to buildings and equipment funded through accounts payable	$1,272,000	$867,000
Transfer of future TIF reimbursed costs from PP&E	7,801,000	1,908,000
Dividend declared	324,000	317,000
ROU assets obtained in exchange for operating lease obligations	104,000	127,000
Expiration of buyback option on land	—	110,000
Transfer of assets to Doran Canterbury I	—	754,000

Supplemental disclosure of cash flow information:
Income taxes paid	$740,000	$1,356,000
Interest paid	42,000	12,000

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED December 31, 2019 AND 2018

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

Effective January 1, 2019, we adopted the requirements of Accounting Standards Updated (“ASU”) No. 2016-02,  Leases as discussed in Note 2. All amounts and disclosures set forth in this Form 10-K have been updated to comply with the new standards.

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

Restricted Cash – Restricted cash represents refundable deposits and amounts due to horsemen for purses, stakes and awards, and amounts accumulated in card game progressive jackpot pools, the player pool, and poker promotional fund to be used to repay card players in the form of promotions, giveaways, prizes, or by other means. Restricted cash also includes a  deposit related to its development operations. In 2018, the Company recorded a deposit with a bank with the purpose of assisting Doran Canterbury I in completing financing for a construction loan. The bank will release the deposit back to the Company when the construction loan is repaid by Doran

Canterbury I and converted into a term loan. As this is expected to occur in 2021 or 2022, the Company classified this as long term restricted cash on the consolidated balance sheet.

Short-term Investments – Securities are classified as held to maturity when the Company has the positive intent and ability to hold them to maturity, and are measured at amortized cost. At December 31, 2019 and 2018, all investments were classified as held-to-maturity. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in earnings. Short-term investments consist of certificates of deposit at December 31, 2019 and 2018. Amortized cost approximated fair value for both periods.

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

Property Tax Increment Financing (TIF) Receivable – In connection with the Contract for Private Redevelopment (“Redevelopment Agreement”) between the City of Shakopee Economic Development Authority and Canterbury Development LLC signed in August 2018, the City of Shakopee has agreed that a portion of the tax increment revenue generated from the developed property will be paid to the Company to reimburse it for expenses in constructing infrastructure improvements. The interest rate on the TIF Receivable is 6%.

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

Deferred Revenue – Deferred revenue includes advance sales related to racing, events and corporate partnerships. Revenue from these advance billings are recognized when the related event occurs or services have been performed. Deferred revenue also includes advanced Cooperative Marketing Agreement (“CMA”) promotional funds, and revenue is recognized when expenses are incurred.

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) – The Minnesota Pari-mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations. Pursuant to an agreement with the MHBPA, the Company transferred into a trust account or paid directly to the MHBPA, approximately $6,314,000 and $6,442,000 for the years ended December 31, 2019 and 2018, respectively, related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company.

Impairment of Long-Lived Assets – The Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the event that facts and circumstances indicate that the carrying value of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. During 2019 and 2018, the Company determined that no evaluations of recoverability were necessary.

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

Interest and penalties associated with uncertain income tax positions are presented in income tax expense. For the years ended December 31, 2019 and 2018, the Company did not recognize any expense related to interest and penalties.

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

The Company adopted ASC 842 on January 1, 2019 using the prospective adoption approach, and therefore, comparative periods will continue to be reported under previous lease accounting guidance consistent with previously issued financial statements. The Company also elected to adopt the package of practical expedients permitted under the transition guidance within ASC 842, which among other things, allows us to carry forward the historical lease identification, lease classification and treatment of initial direct costs for leases entered into prior to January 1, 2019. We have also made an accounting policy election to not record short-term leases with an initial term of 12 months or less on the balance sheet for all classes of underlying assets. The adoption of ASC 842 did not have a material impact on our consolidated financial statements. Refer to Note 8 for further detail.

3.    LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment, at cost, consist of the following at December 31, 2019 and 2018:

	2019	2018
Land	$2,507,298	$2,507,926
Land held for development	9,191,107	8,164,589
Buildings and building improvements	38,858,798	34,439,339
Furniture and equipment	22,821,447	22,097,711
Construction in progress	3,174,664	2,113,226
	76,553,314	69,322,791
Accumulated depreciation	(32,719,612)	(31,191,739)
	$43,833,702	$38,131,052

Land held for development represents land owned for potential real estate development.

4.    INCOME TAXES

A reconciliation between income taxes computed at the statutory federal income tax rate and the effective tax rate for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
Federal tax expense at statutory rates	$928,000	$1,618,800
Nondeductible lobbying expense	15,100	15,100
State expense, net of federal impact	316,000	615,300
Stock option expense	(14,200)	(74,200)
Federal deferred remeasurement	—	(175,600)
Other	(637)	(9,400)
	$1,244,263	$1,990,000

On December 22, 2017, the U.S. Tax Cuts and Jobs Act ("TCJA") was signed into law. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. The Tax Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the highest U.S. corporate tax rate of 35% to a flat 21% effective for tax years starting after December 31, 2017. As a result, we recorded a tax benefit of $175,600 in the fourth quarter of 2018 as a result of a revaluation of the net deferred tax liabilities due to the corporate tax rate change from 34% to 21% starting in 2018.

Income tax expense for the years ended December 31, 2019 and 2018 consists of the following:

	2019	2018
Current
Federal	$449,000	$290,000
State	361,000	732,000
	810,000	1,022,000
Deferred, Federal	479,263	1,164,000
Deferred, State	(45,000)	(196,000)
	$1,244,263	$1,990,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets (liabilities)
Vacation accrual	$72,800	$62,500
Player rewards program accrual	143,200	136,200
Stock options	75,100	37,400
Long-Term Incentive Plan	114,300	126,800
Other	5,500	5,600
Land, building and equipment - cost and depreciation	(4,062,800)	(3,507,500)
Investment in JV	(729,000)	(729,000)
Prepaid Expenses	(7,700)	(102,000)
TIF receivable accrued interest	(43,600)	—
Lease Obligations	27,900	—
Net long-term deferred tax liabilities	$(4,404,300)	$(3,970,000)

The Company is subject to U.S. and Minnesota taxation. The Company is no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2016.

5.    STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Stockholders’ Equity

Employee Stock Purchase Plan:

The Company offers an Employee Stock Purchase Plan (the “ESPP”) that is open to all employees working more than 15 hours per week. Shares of the Company’s common stock may be purchased by employees at six-month intervals at 85% of the fair market value on the last trading day of each six-month period. Employees purchased 18,333 and 8,582 shares in 2019 and 2018, respectively. As of December 31, 2019, a total of 324,504 shares have been issued from the 350,000 shares originally authorized.

KSOP:

The Company offers a KSOP Plan (the “KSOP”) that includes the Employee Stock Ownership Plan (the “ESOP”) and the 401(k) Plan. The KSOP allows the Company to use Company stock to match contributions from its employees should it so choose. The KSOP is available to eligible employees who had completed six months of service.  Beginning January 1, 2016, the matching of employee contributions were issued in Company stock. Employer contributions charged to operations for stock matching of employee contributions for the year ended December 31, 2019 and 2018 totaled $688,000 and $527,000, respectively.

Stock Repurchase Plan:

In 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock in open market transactions or block purchases of privately negotiated transactions. The Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and in 2012, authorized the repurchase of an additional 100,000 shares of the Company’s common stock. No shares were repurchased in 2019 or 2018, and currently the Company is authorized to repurchase up to 128,871 shares under the Stock Repurchase Plan

Stock-Based Compensation

Stock-based compensation is recorded at fair value as of the date of grant, is included in the salaries and benefits expense line item on the consolidated statements of operations and amounted to $235,000 and $346,000 for the years ended December 31, 2019 and 2018, respectively.

Stock Options:

The Company’s 1994 Stock Plan, as amended, (the “Plan”) provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and non-employees, including directors of and consultants to the Company and any subsidiary, to purchase up to a maximum of 1,650,000 shares of common stock. The Company currently has 364,928 shares available for grant under the Plan. The Plan is administered by the Board of Directors which determines the persons who are to receive awards under the Plan, the type of award to be granted, the number of shares subject to each award and, if an option, the exercise price of each option.

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

Stock option activity related to the Plan during the years ended December 31, 2019 and 2018 is summarized below:

	2019		2018

		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Shares	Price
Outstanding at beginning of year	75,062	$7.95	142,502	$8.19
Granted	—	—	—	—
Exercised	(41,310)	6.62	(67,440)	8.45
Expired/Forfeited	(502)	6.00	—	—

Outstanding at end of year	33,250	$9.64	75,062	$7.95

Options exercisable at end of year	33,250	$9.64	75,062	$7.95

The grant-date fair value of options outstanding and exercisable at December 31, 2019 and 2018 was $148,000 and $224,000, respectively. The weighted average remaining contractual term of these options is 0.4 years.

There were no options granted in 2019 or 2018. The total fair value of options exercised during the years ended December 31, 2019 and 2018 was $75,000 and $183,000, respectively. The total intrinsic value of options exercised during 2019 and 2018 was $313,000 and $494,000, respectively.

The following table summarizes information concerning all options outstanding and options exercisable as of December 31, 2019:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average	Aggregate		Average	Aggregate
Range of	Number	Life (Years)	Exercise	Intrinsic	Number	Exercise	Intrinsic
Exercise Price	Outstanding	Remaining	Price	Value	Exercisable	Price	Value
$6.00 - 8.00	—	—	$—	$—	—	$—	$—
$8.01 - 11.00	24,250	0.2	$8.28	99,910	24,250	$8.28	99,910
$11.01 - 14.00	9,000	2.1	$13.30	—	9,000	$13.30	—
Total	33,250	0.9	$9.64	$99,910	33,250	$9.64	$99,910

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

Below is a summary of changes in Board of Directors unvested restricted and deferred stock:

		Weighted
	Restricted/	Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2017	11,264	$10.65
Granted	7,456	16.10
Vested	(11,264)	10.65
Forfeited	—	—
Non-Vested Balance, December 31, 2018	7,456	$16.10
Granted	12,604	12.69
Vested	(7,456)	16.10
Forfeited	—	—
Non-Vested Balance, December 31, 2019	12,604	$12.69

At December 31, 2019, there was approximately $75,000 of total unrecognized stock-based compensation expense related to unvested deferred stock awards the Company expects to recognize in 2020.

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

The Board has approved granting opportunities in 2017, 2018, and 2019 to Company officers and key employees to earn long-term incentive compensation under the LTI Plan. Each officer and key employee was granted an Incentive Award (that was also a Deferred Stock Award under the Stock Plan) which provided an opportunity to receive a payout of shares of the Company’s common stock to the extent of achievement compared to Performance Goals at the end of the three year Performance Period. The Company expects to pay out 24,681 shares of deferred stock in the 2020 first quarter, related to the Performance Period ended December 31, 2019. The number of shares to be paid out for the Performance Period ending December 31, 2020 and 2021 will be determined based on actual achievement compared to Performance Goals. Compensation expense related to the LTI plan for 2019 and 2018 was $100,000 and $216,000, respectively.

6.    NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the net income per common share computations for the years ended December 31, 2019 and 2018

	Year Ended December 31,
	2019	2018
Net income (numerator) amounts used for basic and diluted per share computations:	$2,718,274	$5,718,444

Weighted average shares (denominator) of common stock outstanding:
Basic	4,594,118	4,481,667
Plus dilutive effect of stock options	13,691	53,269
Diluted	4,607,809	4,534,936

Net income per common share:
Basic	$0.59	$1.28
Diluted	0.59	1.26

Options to purchase 9,000 shares of common stock at an average price of $13.30 per share were outstanding but not included in the computation of diluted net income per share for the year ended December 31, 2019 because the exercise price of the options exceeded the market price of the Company’s common stock at December 31, 2019.

There were no out of the money options at December 31, 2018, thus, all outstanding options to purchase shares of common stock were included in the computation of diluted net income per share.

7.    GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with a financial institution, which provides a revolving credit line of up to $8,000,000 and allows for a letter of credit in the aggregate amount of up to $2,000,000 to be issued under the credit agreement. This agreement was amended as of September 30, 2019 to extend the maturity date to September 30, 2020. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had borrowings of $5,933,000 under the credit line during the year ended December 31, 2019.  As of December 31, 2019, the outstanding balance on the line of credit was $0.  The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements as of December 31, 2019.

8.    LEASES AND COMMITMENTS

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

Lease costs related to operating leases were $33,519 for the year ended December 31, 2019. The total lease expenses for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or liability was $558,233 for the year ended December 31, 2019.

Lease costs included in depreciation and amortization related to our finance leases were $23,795 for the year ended December 31, 2019. Interest expense related to our finance leases was immaterial.

The following table shows the classification of the right of use assets on our consolidated balance sheets:

	Balance Sheet Location	December 31, 2019
Assets
Finance	Land, buildings and equipment, net (1)	96,284
Operating	Operating lease right-of-use assets	74,832
Total Leased Assets		$ 171,116

1  – Finance lease assets are net of accumulated amortization of $23,795 for the year ended December 31, 2019.

The following table shows the lease terms and discount rates related to our leases:

December 31, 2019
Weighted average remaining lease term (in years):
Finance	3.7
Operating	1.3
Weighted average discount rate (%):
Finance	5.0%
Operating	5.4%

The maturity of operating leases and finance leases for the year ended December 31, 2019 are as follows:

Year Ended December 31, 2019	Operating leases	Finance leases
2020	31,349	28,743
2021	23,100	28,743
2022	23,100	28,743
2023	—	19,331
Total minimum lease obligations	77,549	105,560
Less: amounts representing interest	(2,717)	(9,276)
Present value of minimum lease payments	74,832	96,284
Less: current portion	(29,776)	(24,500)
Lease obligations, net of current portion	$45,056	$71,784

Purchase Obligations

In March 2014, the Company entered into a seven-year agreement with a new totalizator provider. Pursuant to the agreement, the vendor provides totalizator equipment and related software which records and processes all wagers and calculates odds and payoffs. The amounts charged to operations for totalizator expenses for the years ended December 31, 2019 and 2018 were $233,000 and $230,000, respectively.

Future minimum purchase obligations are as follows:

	Payment due by period
	Total Amount
Obligations	Committed	2020
Purchases	235,000	$235,000

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

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at December 31, 2019 and as of the date of this report will not have a material impact on the Company’s consolidated financial positions or results of operations.

The Company has committed to payment of statutory distributions under a $500,000 bond issued to the Minnesota Racing Commission as required by Minnesota statute. The Company was not required to make any payments related to this bond in 2019 or 2018, and there is no liability related to this bond on the balance sheet as of December 31, 2019.

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

Depreciation, interest expense, and income taxes are allocated to the segments but no allocation is made to food and beverage for shared facilities. However, the food and beverage segment pays approximately 25% of gross revenues earned on live racing and special event days to the horse racing segment for use of the facilities.

The following tables represent a disaggregation of revenues from contracts with customers along with the Company’s operating segments (in 000’s):

	Year Ended December 31, 2019
	Horse Racing	Card Casino	Food and Beverage	Development	Total
Net revenues from external customers	$15,370	$34,406	$9,430	$21	$59,227
Intersegment revenues	999	—	1,425	—	2,424
Net interest (expense) income	(38)	—	—	365	327
Depreciation	2,262	186	232	—	2,680
Segment (loss) income before income taxes	(2,695)	6,400	715	65	4,485
Segment tax expense (benefit)	(1,011)	2,009	225	21	1,244

	At December 31, 2019
Segment Assets	$31,618	$3,327	$25,430	$29,074	$89,449

	Year Ended December 31, 2018
	Horse Racing	Card Casino	Food and Beverage	Development	Total
Net revenues from external customers	$16,764	$33,920	$8,458	$—	$59,142
Intersegment revenues	806	—	1,393	—	2,199
Net interest income	25	—	—	37	62
Depreciation	2,371	5	188	—	2,564
Segment income before income taxes	279	7,195	1,197	2,350	11,021
Segment tax expense (benefit)	(784)	1,858	309	607	1,990

	At December 31, 2018
Segment Assets	$35,992	$623	$23,680	$24,647	$84,942

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals for the years ended December 31, 2019 and 2018 (in 000’s):

	Year Ended December 31, 2019
	2019	2018
Revenues
Total net revenue for reportable segments	$61,651	$61,341
Elimination of intersegment revenues	(2,424)	(2,199)
Total consolidated net revenues	$59,227	$59,142

Income before income taxes
Total segment income before income taxes	$4,485	$11,021
Elimination of intersegment income before income taxes	(522)	(3,313)
Total consolidated income before income taxes	$3,963	$7,708

	December 31,	December 31,
	2019	2018
Assets
Total assets for reportable segments	$89,449	$84,942
Elimination of intercompany balances	(24,036)	(23,516)
Total consolidated assets	$65,413	$61,426

11.   SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

	2019 Quarter Ended
	March 31	June 30	September 30	December 31
Net revenues	$11,590,798	$16,433,177	$18,600,641	$12,602,241
Operating expenses	11,613,559	15,128,423	17,127,279	11,721,832
Net income	56,572	957,757	1,150,485	553,460
Basic net income per share	0.01	0.21	0.25	0.12
Diluted net income per share	0.01	0.21	0.25	0.12

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
Net revenues	$12,219,946	$16,512,724	$18,370,511	$12,038,389
Operating expenses	10,863,193	15,513,258	16,338,866	8,779,324
Net income	989,690	725,351	1,632,845	2,370,558
Basic net income per share	0.22	0.16	0.36	0.52
Diluted net income per share	0.22	0.16	0.36	0.52

12.  COOPERATIVE MARKETING AGREEMENT

On June 4, 2012, the Company entered into the CMA with the SMSC. The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s thoroughbred and quarter horse industry. Under the CMA, as amended, this is achieved through “Purse Enhancement Payments to Horsemen” paid directly to the MHBPA. Such payments have no direct impact on the Company’s consolidated financial statements or operations. Under the terms of the CMA, as amended, the SMSC paid the horsemen $7.3 million for purse enhancements for each of the years ended December 31, 2019 and 2018.

Under the CMA, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events. Under the CMA, the SMSC paid the Company $1,620,000 for marketing purposes for each of the years ended December 31, 2019 and 2018.

The CMA was amended in January 2015, January 2016, January 2018, and March 2018 to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.” Under the CMA as most recently amended, the SMSC has agreed to make the following purse enhancement and marketing payments for 2020 through 2022:

	Purse Enhancement Payments to	Marketing Payments to Canterbury
Year	Horsemen (1)	Park
2020	$7,380,000	$1,620,000
2021	7,380,000	1,620,000
2022	7,380,000	1,620,000

(1) - Includes $100,000 each year payable to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s condensed consolidated statements of operations. For the year ended December 31, 2019, the Company recorded $1,114,000 in other revenue and incurred $888,000 in advertising and marketing expense and incurred $226,000 in depreciation related to the SMSC marketing funds. For the year ended December 31, 2018, the Company recorded $1,275,000 in other revenue and incurred $1,049,000 in advertising and marketing expense and $226,000 in depreciation related to the SMSC marketing funds.

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

On September 27, 2018, Canterbury Development LLC contributed approximately 13 acres of land as its equity contribution in the joint venture and became a 27.4% equity member. On December 20, 2018, financing for Doran Canterbury I was secured. As the Company is able to assert significant influence, but not control, over Doran Canterbury I’s operational and financial policies, the Company will account for the joint venture as an equity method investment. In accordance with ASC 610-20, we determined that we do not have a controlling financial interest in the joint venture and the arrangement meets the criteria to be accounted for as a contract. Therefore, we derecognized the land and recognized a full gain (approximately $2,241,000) between the carrying amount of the land and the estimated fair value of the land transferred. The Company recognize its proportionate share of Doran Canterbury I’s earnings (after the effect of basis differences) as an increase or decrease in its Investment in Doran Canterbury I and as Income or Loss from Investment in Doran Canterbury I.

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

Under the Redevelopment Agreement, the Company has agreed to undertake a number of specific infrastructure improvements within the TIF District, including the development of public streets, utilities, sidewalks, and other public infrastructure. More specifically, the Company is obligated to construct improvements on Shenandoah Drive and Barenscheer Boulevard with these improvements required to be substantially complete on or before December 31, 2019 and December 31, 2020, respectively. As of December 31, 2019, improvements to Shenandoah Drive were substantially complete.

Under the Redevelopment Agreement, the City of Shakopee has agreed that a portion of the tax increment revenue generated from the developed property will be paid to the Company to reimburse it for its expense in constructing infrastructure improvements. The total estimated cost of TIF eligible improvements to be borne by the Company is $23,336,500. A detailed Schedule of the Public Improvements under the Redevelopment Agreement, the timeline for their construction and the source and amount of funding is set forth on Exhibit C of the Redevelopment Agreement, which was filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2018. The total amount of funding that Canterbury will be paid as reimbursement under the TIF program for these improvements is not guaranteed, however, and will depend on future tax revenues generated from the developed property. As of December 31, 2019, the Company recorded a TIF receivable of $9,709,000, which represents $9,557,000 of principal and $152,000 of interest. Management believes no allowance for doubtful accounts is necessary. As of December 31, 2018, the Company recorded a TIF receivable of $1,909,000, which represented only principal.

The Company expects to finance its improvements under the Redevelopment Agreement with funds from its current operating resources and existing credit facility and, potentially, third-party financing sources.

14.  NOTES RECEIVABLE

During May 2016, the Company sold approximately 24 acres of land adjacent to the Racetrack for a total consideration of approximately $4.3 million. Promissory notes receivable consisted of two promissory notes totaling $3,191,000 bearing interest at the mid-term applicable federal rate, which equaled 1.43%. On November 1, 2019, the Company received a final payment of $982,639, which represented $975,363 of principal and $7,276 in interest related to the note receivable. This resulted in an increase to Cash and cash equivalents of $982,639 and a decrease to our Current portion of notes receivable for the same amount. The remaining difference between the Current portion of notes receivable balance and payment received was recorded as a loss on disposal of assets.

15. RELATED PARTY RECEIVABLES

On December 20, 2018, the Company entered into a loan agreement with Doran Family Holdings, a related party that is the controlling partner in the Doran Canterbury I joint venture. The Company loaned Doran Family Holdings $2,910,000 and received a promissory note totaling $2,940,000 bearing interest at 5%. The note will mature at the earliest of (i) the date of closing by Doran Canterbury II, LLC on Phase II Project Financing; (ii) the closing on any purchase of the Phase II Land by Doran Shakopee, LLC pursuant to its option under Section 3.9(a) of the Operating Agreement; (iii) the date of final determination that the Phase II Project will not be developed by either Doran Canterbury II, LLC; or (iv) three (3) years following the date of the note. The promissory note is fully and unconditionally guaranteed by Doran Family Holdings. Management believes no allowance for doubtful accounts is necessary. For the year ended December 31, 2019, the Company recorded $147,000 of interest income related to this note.

In 2018, the Company incurred $269,000 of costs for preliminary grading work on parcels of land the Company has designated for Doran Canterbury II. The Company will be fully reimbursed for these costs upon the commencement of the Doran Canterbury II project and thus, recorded the amount as a receivable for the year ended December 31, 2018 and 2019. Although there is a possibility Doran Canterbury II will not materialize, the Company currently believes the likelihood of that is remote.

In 2019, the Company contributed two member loans to the Doran Canterbury I joint venture totaling $178,100 and $137,000, respectively. The member loans bears interest at the rate equal to the Prime Rate plus two percent annum. The Company expects to be fully reimbursed for the member loans upon positive cash flow from the joint venture. For the year ended December 31, 2019, the Company recorded $5,000 of interest income related to these loans.

16. SUBSEQUENT EVENTS

On March 16, 2020, the Company announced that, based on the advice of Minnesota state and regulatory bodies, it was temporarily suspending all card casino, simulcast, and special events operations at Canterbury Park at noon on March 16, 2020 in response to concerns about the COVID-19 coronavirus. Canterbury Park determined this voluntary suspension of activities was in the best interest of the health and safety of its guests and team members and would provide the Company an opportunity to review and update operational best practices and strategies based on what was currently known about this public health situation and future developments.  The Company will continue to monitor developments with respect to the COVID-19 coronavirus and provide updated information on its website, or in press releases.

As a result of the temporary suspension of operations, the Company’s three main sources of income and cash flow, revenues from simulcasting, card casino, and food and beverage ceased operating on March 16, 2020. In the second quarter ended June 30, 2019, the Company had revenue of $2,546,000 from live racing and simulcasting, $8,891,000 from the Card Casino and $2,544,000 from food and beverage. The Company cannot currently predict when it will be able to resume simulcasting or reopen its Card Casino, or whether it will be able to commence live racing on its projected May 15, 2020 date. The Company’s food and beverage revenue is driven primarily by its simulcasting, live racing, and card casino guests.

In a separate press also issued on March 16, 2020, the Company announced that in conjunction with its determination to temporarily shut down operations due to concerns and uncertainty about the effect of the COVID-19 coronavirus, the Company’s Board of Directors had suspended declaring and paying its $0.07 quarterly cash dividend, that would normally be paid in April 2020.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A. CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures:

The Company’s Chief Executive Officer, Randall D. Sampson, and Chief Financial Officer Randy J. Dehmer,  have reviewed the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report.  Based upon this review, these officers have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that the disclosure controls are also effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2019.  In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).  Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2019.

(c)         Changes in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended December 31, 2019, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

Not Applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Incorporated by Reference.

Information required under Item 401 (except as noted below), 405, 406, and 407 (c) (3), (d) (4), and (d) (5) of Regulation S-K to the extent applicable to the Company will be set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 25, 2020 (the “Proxy Statement”), a definitive copy of which will be filed with the Commission within 120 days of the close of the 2019 fiscal year, which information is incorporated herein by reference.  Information required under Item 402 of Regulation S-K regarding executive officers is presented under Item 1(c)(x) herein.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 of this Form 10‑K and Item 9(e) of Schedule 14A will be set forth in a section entitled “The Company’s Auditors” in the Company’s Proxy Statement which information is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a).        The following Consolidated Financial Statements of Canterbury Park Holding Corporation and subsidiaries are included in Part II, Item 8 pages 33‑55:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the years ended December 31, 2019 and 2018

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

Notes to Consolidated Financial statements

(b).         Exhibits

Exhibit Table Reference	Title of Document

3 Articles of Incorporation and Bylaws:

3.1	Restated Articles of Incorporation, filed as Exhibit 3.1 to Form 8‑K dated June 30, 2016 and incorporated herein by reference

3.2	Bylaws, filed as Exhibit 3.2 to Form 8‑K dated June 30, 2016 and incorporated herein by reference

4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. Filed herewith.

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

10.3

General Credit and Security Agreement dated as of November 11, 2016 between Canterbury Park Holding Corporation and Bremer Bank N.A., filed as Exhibit 10.10 to 2017 Form 10‑K and incorporated herein by reference.

10.3.1

Credit Amendment Agreement, dated as of September 30, 2018, between and among Canterbury Park Holding Corporation and Bremer Bank N.A, filed as Exhibit 10.1 to Form 10-Q dated November 14, 2018 and incorporated herein by reference.

10.3.2

Third Amendment made as of September 30, 2019, by and among to the General Credit and Security Agreement between Canterbury Park Holding Corporation and Bremer Bank N.A, filed as Exhibit 10.1 to Form 8-K dated September 30, 2019 and incorporated herein by reference.

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

10.6	Canterbury Park Holding Corporation Annual Incentive Plan filed as Exhibit 99.1 to Form 8-K dated April 5, 2016 and incorporated herein by reference.

10.7	Canterbury Park Holding Corporation Long Term Annual Incentive Plan filed as Exhibit 99.2 to Form 8-K dated April 5, 2016 and incorporated herein by reference.

Filed herewith, in addition to items, if any, specifically identified above:

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney, Included in Signature Page

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated March 25, 2020 announcing 2019 Fourth Quarter and Year-End Results

101

The following financial information from Canterbury Park Holding Corporation’s Annual Report on Form 10-K for the period ended December 31, 2019, formatted in eXtensible Business Reporting Language XBRL; (i) Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the years ended December 31, 2019 and December 31, 2018, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019 and December 31, 2018, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019 and December 31, 2018, and (v) Notes to Financial Statements.

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

Dated: March 26, 2020		CANTERBURY PARK HOLDING CORPORATION

	By	/s/ Randall D. Sampson
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

Signature	Title	Date

/s/ Randall D. Sampson	Chief Executive Officer, President,	March 26, 2020
Randall D. Sampson	Treasurer, and Executive Chairman of the Board

/s/ Carin J. Offerman	Lead Director	March 26, 2020
Carin J. Offerman

/s/ Curtis A. Sampson	Chairman Emeritus; Director	March 26, 2020
Curtis A. Sampson

/s/ Dale H. Schenian	Vice Chairman Emeritus; Director	March 26, 2020
Dale H. Schenian

/s/ Burton F. Dahlberg	Director	March 26, 2020
Burton F. Dahlberg

/s/ Carin J. Offerman	Director	March 26, 2020
Carin J. Offerman

/s/ Maureen H. Bausch	Director	March 26, 2020
Maureen H. Bausch

/s/ John S. Himle	Director	March 26, 2020
John S. Himle

/s/ Randy J. Dehmer	Chief Financial Officer* and Secretary	March 26, 2020
Randy J. Dehmer

*      Principal Accounting Officer