Form 10-Q
period 2020-03-31
Canterbury Park Holding Corp
filed 2020-05-13
CIK 1672909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH  31, 2020.

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b‑2).

YES	☐	NO	☒

The Company had 4,694,138 shares of common stock, $.01 par value, outstanding as of May  1, 2020.

Canterbury Park Holding Corporation

PART 1 – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2020	2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$—	$355,399
Restricted cash	3,081,073	2,308,955
Short-term investments	—	103,886
Accounts receivable, net of allowance of $19,250 for both periods	364,353	302,037
Inventory	288,878	390,118
Prepaid expenses	528,000	501,493
Income taxes receivable	88,075	—
Total current assets	4,350,379	3,961,888

LONG-TERM ASSETS
Deposits	49,500	49,500
Restricted cash - long-term portion	—	1,262,744
TIF receivable	9,857,413	9,708,856
Related party receivable	3,533,829	3,528,927
Operating lease right-of-use assets	72,911	74,832
Equity investment	2,992,633	2,992,633
Land, buildings and equipment, net	44,241,167	43,833,702
TOTAL ASSETS	$65,097,832	$65,413,082

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	4,754,400	3,495,238
Card Casino accruals	1,655,005	2,167,056
Accrued wages and payroll taxes	890,059	2,254,379
Cash dividend payable	—	324,439
Accrued property taxes	1,274,571	1,019,658
Deferred revenue	1,354,821	1,482,130
Payable to horsepersons	448,175	557,696
Current portion of finance lease obligations	24,807	24,500
Current portion of operating lease obligations	27,855	29,776
Income taxes payable	—	120,960
Total current liabilities	10,429,693	11,475,832

LONG-TERM LIABILITIES
Deferred income taxes	4,663,500	4,404,300
Finance lease obligations, net of current portion	65,466	71,784
Operating lease obligations, net of current portion	45,056	45,056
Total long-term liabilities	4,774,022	4,521,140
TOTAL LIABILITIES	15,203,715	15,996,972

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,694,138 and 4,644,522 respectively, shares issued and outstanding	46,941	46,445
Additional paid-in capital	23,035,735	22,733,933
Retained earnings	26,811,441	26,635,732
Total stockholders’ equity	49,894,117	49,416,110
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$65,097,832	$65,413,082

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
OPERATING REVENUES:
Pari-mutuel	$1,296,026	$1,490,809
Card Casino	7,561,172	7,899,964
Food and beverage	1,118,995	1,352,801
Other	972,766	847,224
Total Net Revenues	10,948,959	11,590,798

OPERATING EXPENSES:
Purse expense	1,103,394	1,395,538
Minnesota Breeders’ Fund	189,744	217,695
Other pari-mutuel expenses	220,849	268,366
Salaries and benefits	5,577,893	5,745,287
Cost of food and beverage and other sales	564,151	625,757
Depreciation and amortization	716,853	625,520
Utilities	290,611	322,115
Advertising and marketing	183,988	190,329
Professional and Contracted Services	972,324	966,386
Loss on disposal of assets	—	113,437
Other operating expenses	987,457	1,143,129
Total Operating Expenses	10,807,264	11,613,559
INCOME (LOSS) FROM OPERATIONS	141,695	(22,761)
OTHER INCOME
Interest income, net	163,690	63,240
Net Other Income	163,690	63,240
INCOME BEFORE INCOME TAXES	305,385	40,479
INCOME TAX BENEFIT (EXPENSE)	(50,164)	16,093
NET INCOME	$255,221	$56,572

Basic earnings per share	$0.05	$0.01
Diluted earnings per share	$0.05	$0.01
Weighted Average Basic Shares Outstanding	4,659,579	4,559,477
Weighted Average Diluted Shares	4,662,675	4,613,245
Cash dividends declared per share	$0.00	$0.07

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended March 31, 2020
	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2019	4,644,522	$46,445	$22,733,933	$26,635,732	$49,416,110

Exercise of stock options	24,250	242	200,548	—	200,790
Other share retirements	(9,920)	(99)	(44,587)	(79,512)	(124,198)
Stock-based compensation	—	—	57,606	—	57,606
401(K) stock match	17,179	172	160,795	—	160,967
Issuance of deferred stock awards	18,107	181	(72,560)	—	(72,379)
Net Income	—	—	—	255,221	255,221

Balance at March 31, 2020	4,694,138	$46,941	$23,035,735	$26,811,441	$49,894,117

For the three months ended March 31, 2019
	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2018	4,527,685	$45,277	$21,420,886	$25,268,187	$46,734,350

Exercise of stock options	28,060	281	172,111	—	172,392
Other share retirements	(5,863)	(59)	(27,915)	(62,023)	(89,997)
Stock-based compensation	—	—	90,058	—	90,058
Dividend distribution	—	—	—	(320,226)	(320,226)
401(K) stock match	8,111	81	116,312	—	116,393
Issuance of deferred stock awards	10,968	110	(55,044)	—	(54,934)
Shares issued under Employee Stock Purchase Plan	5,697	57	67,282	—	67,339
Net income	—	—	—	56,572	56,572

Balance at March 31, 2019	4,574,658	$45,747	$21,783,690	$24,942,510	$46,771,947

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating Activities:
Net income	$255,221	$56,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	716,853	625,520
Stock-based compensation expense	57,606	90,058
Stock-based employee match contribution	160,967	116,312
Deferred income taxes	259,200	94,800
Loss from equity investment	—	2,377
Loss on disposal of assets	—	113,437
Changes in operating assets and liabilities:
Increase in accounts receivable	(67,218)	(69,385)
Decrease (increase) in other current assets	74,733	(40,457)
Increase (decrease) in income taxes receivable/payable	(645,771)	357,158
Decrease in operating lease right-of-use assets	1,921	1,939
Decrease in operating lease liabilities	(1,921)	(1,939)
Increase in accounts payable	960,781	302,777
Decrease in deferred revenue	(127,309)	(61,754)
(Decrease) increase in Card Casino accruals	(512,051)	417,322
Decrease in accrued wages and payroll taxes	(1,364,320)	(888,915)
Increase in accrued property taxes	254,913	222,443
Increase in payable to horsepersons	327,215	122,454
Net cash provided by operating activities	350,820	1,460,719

Investing Activities:
Additions to land, buildings, and equipment	(825,937)	(3,101,381)
Additions for TIF eligible improvements	(148,557)	(1,700,038)
Proceeds from sale of investments	103,886	—
Net cash used in investing activities	(870,608)	(4,801,419)

Financing Activities:
Proceeds from issuance of common stock	76,592	149,815
Payments against line of credit	(1,450,000)	—
Borrowings on line of credit	1,450,000	—
Cash dividend paid to shareholders	(324,439)	(316,938)
Payments for taxes related to net share settlement of equity awards	(72,379)	(54,934)
Principal payments on finance lease	(6,011)	(5,738)
Net cash used in financing activities	(326,237)	(227,795)

Net decrease in cash, cash equivalents, and restricted cash	(846,025)	(3,568,495)

Cash, cash equivalents, and restricted cash at beginning of period	3,927,098	11,203,998

Cash, cash equivalents, and restricted cash at end of period	$3,081,073	$7,635,503

Schedule of non-cash investing and financing activities
Additions to buildings and equipment funded through accounts payable	$298,000	$227,000
Transfer of future TIF reimbursed costs from PP&E	149,000	1,700,000
ROU assets obtained in exchange for operating lease obligations	—	15,000
Dividend declared	—	320,000

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—
Interest paid	11,000	2,000

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – The Company’s Racetrack operations are conducted at facilities located in Shakopee, Minnesota, approximately 25 miles southwest of downtown Minneapolis. In May 1994, the Company commenced year-round horse racing simulcast operations and hosted the first annual live race meet during the summer of 1995. The Company’s live racing operations are a seasonal business as it typically hosts live race meets each year from May until September. The Company earns additional pari-mutuel revenue by televising its live racing to out-of-state racetracks around the country. Canterbury Park’s Card Casino typically operates 24 hours a day, seven days a week and is limited by Minnesota State law to conducting card play on a maximum of 80 tables. The Card Casino currently offers a variety of poker and table games. The Company’s three largest sources of revenues include: Card Casino operations, pari-mutuel operations and food and beverage sales. The Company also derives revenues from related services and activities, such as admissions, advertising signage, publication sales, and from other entertainment events and activities held at the Racetrack. Additionally, the Company is developing approximately 140 acres of underutilized land surrounding the Racetrack in a project known as Canterbury Commons. The Company is pursuing several mixed-use development opportunities for this land, directly and through joint ventures.

In January 2020, an outbreak of a respiratory illness caused by a new strain of coronavirus was identified. The disease has since spread rapidly across the world, causing the World Health Organization to declare the outbreak a pandemic (the “COVID-19 Pandemic”) on March 12, 2020. Since that time, measures have been taken to limit the impact of COVID-19, including shelter-in-place orders, social distancing measures, travel bans and restrictions, and business and government shutdowns.

On March 16, 2020, the Company announced that, based on the advice of Minnesota state and regulatory bodies, it was temporarily suspending all card casino, simulcast, and special events operations at Canterbury Park in response to concerns about the COVID-19 Pandemic. Canterbury Park determined this voluntary suspension of activities was in the best interest of the health and safety of its guests and team members and would provide the Company an opportunity to review and update operational best practices and strategies based on what was currently known about this public health situation and future developments.

Despite a strong start to the year, the disruptions arising from the COVID-19 Pandemic had a significant impact on the Company's financial condition and operations during the three months ended March 31, 2020. The duration and intensity of this global health emergency and related disruptions is uncertain. Given the dynamic nature of these circumstances, the impact on the Company’s consolidated results of operations, cash flows and financial condition in 2020 will be material, but cannot be reasonably estimated at this time as it is unknown when the COVID-19 Pandemic will end, when or how quickly the current travel restrictions will be modified or cease to be necessary and the resulting impact on the Company’s business and the willingness of customers to spend on entertainment.

The Company has a consolidated balance sheet with no long-term debt and an $8 million credit line that is anticipated to provide the Company with the necessary liquidity and financial flexibility to manage through this challenging operating environment. We have taken significant actions to mitigate the effects of the COVID-19 Pandemic on our operations, including initiating workforce reductions and furloughs, suspending the Company’s quarterly cash dividend, reducing working capital, postponing non-essential capital expenditures, reducing operating costs, and substantially reducing discretionary spending. We expect these countermeasures to partially mitigate the impacts of COVID-19 on our full year 2020 financial results. As the impact of the COVID-19 Pandemic on the economy and our operations evolves, we will continue to assess the impact on the Company and respond accordingly.

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2019, included in its Annual Report on Form 10‑K (the “2019 Form 10‑K”).

The condensed consolidated balance sheets and the related condensed consolidated statements of operations, stockholders’ equity, and the cash flows for the periods ended March  31, 2020 and 2019 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, statement of stockholders’ equity, and cash flows at March  31, 2020 and 2019 and for the periods then ended have been made.

Summary of Significant Accounting Policies – A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There were no material changes in significant accounting policies during the quarter ended March 31, 2020.

Restricted Cash – Restricted cash represents refundable deposits and amounts due to horsemen for purses, stakes and awards, and amounts accumulated in card game progressive jackpot pools, the player pool and poker promotional fund to be used to repay card players in the form of promotions, giveaways, prizes, or by other means. Restricted cash also includes a deposit related to its development operations. The Company deposited $1.2 million with a bank in December 2018 to assist Doran Canterbury I  to complete financing for a construction loan. On May 1, 2020, the bank released the deposit back to the Company. Therefore, the Company classified this as short term restricted cash on its Condensed Consolidated Balance Sheet.

Deferred Revenue – Deferred revenue includes advance sales related to racing, events and corporate partnerships. Revenue from these advance billings is recognized when the related event occurs or services have been performed. Deferred revenue also includes advanced Cooperative Marketing Agreement (“CMA”) promotional funds, for which revenue is recognized when expenses are incurred.

Payable to Horsepersons - The Minnesota Pari-mutuel Horse Racing Act requires the Company to segregate a portion of funds (recorded as purse expense in the statements of operations) received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ association. Pursuant to an agreement with the Minnesota Horsemen’s Benevolent and Protective Association (“MHBPA”), the Company transferred into a trust account or paid directly to the MHBPA, $1,185,000 and $1,260,000 for the three months ended March  31, 2020 and 2019, respectively, related to thoroughbred races. Minnesota Statutes provide that amounts transferred into the trust account are the property of the trust and not of the Company, and therefore these amounts are not recorded on the Company’s Condensed Consolidated Balance Sheet.

Checks Written in Excess of Cash Balance – For the three months ended March 31, 2020, the Company included $945,000 of checks written in excess of cash balance within accounts payable on the Condensed Consolidated Balance Sheet. There were no checks written in excess of cash balance as of December 31, 2019.

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

2.    STOCK-BASED COMPENSATION

Long Term Incentive Plan and Award of Deferred Stock

The Long Term Incentive Plan (the “LTI Plan”) authorizes the grant of Long Term Incentive Awards that provide an opportunity to Named Executive Officers (“NEOs”) and other Senior Executives to receive a payment in cash or shares of the Company’s common stock to the extent of achievement at the end of a period greater than one year (the “Performance Period”) as compared to Performance Goals established at the beginning of the Performance Period. Currently, there are two awards outstanding that are for three-year periods ending December 31, 2020 and 2021. As a result of the COVID-19 Pandemic, the Company has temporarily suspended its LTI Plan until there is more certainty about the Company’s reopening and future operations.

Board of Directors Stock Option, Deferred Stock Awards, and Restricted Stock Grants

The Company’s Stock Plan currently authorizes annual grants of restricted stock, deferred stock, stock options, or any combination of the three, to non-employee members of the Board of Directors at the time of the Company’s annual shareholders’ meeting as determined by the Board prior to each such meeting. Options granted under the Plan generally expire 10 years after the grant date. Restricted stock and deferred stock grants generally vest 100% one year after the date of the annual meeting at which they were granted, are subject to restrictions on resale for an additional year, and are subject to forfeiture if a board member terminates his or her board service prior to the shares vesting. The Board of Directors’ unvested deferred stock awards as of March 31, 2020 consisted of 12,604 shares with a weighted average fair value per share of $12.69. There were no unvested restricted stock or stock options outstanding at March  31, 2020.

Stock-based compensation expense related to the LTI Plan, deferred stock awards and restricted stock awards is included on the Condensed Consolidated Statements of Operations and totaled $58,000 and $90,000 for the three months ended March  31, 2020 and 2019, respectively.

Employee Stock Option Grants

The Company has granted incentive stock options to employees pursuant to the Company’s Stock Plan with an exercise price equal to the market price on the date of grant. The options vest over a 42‑month period and expire in 10 years.

A summary of stock option activity as of March  31, 2020 and changes during the three months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Grant Date
Stock Options	Options	Price	Term	Fair Value

Outstanding at January 1, 2020	33,250	$9.64
Granted	-	-
Exercised	(24,250)	8.28
Expired/Forfeited	-	-
Outstanding at March 31, 2020	9,000	$13.30	0.8 Years	$119,700

Exercisable at March 31, 2020	9,000	$13.30	0.8 Years	$119,700

3.    NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the three months ended March  31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net income (numerator) amounts used for basic and diluted per share computations:	$255,221	$56,572

Weighted average shares (denominator) of common stock outstanding:
Basic	4,659,579	4,559,477
Plus dilutive effect of stock options	3,096	53,768
Diluted	4,662,675	4,613,245

Net income per common share:
Basic	$0.05	$0.01
Diluted	0.05	0.01

Options to purchase 9,000 shares of common stock at an average price of $13.30 per share were outstanding but not included in the computation of diluted net income per share for the three months ended March  31, 2020 because the exercise price of the options exceeded the market price of the Company’s common stock at March  31, 2020.

There were no out-of-the money options at March  31, 2019; thus, all outstanding options to purchase shares of common stock were included in the computation of diluted net income per share.

4.    GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with a financial institution, which provides a revolving credit line up to $8,000,000 and allows for letters of credit in the aggregate amount of up to $2,000,000 to be issued under the credit agreement. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. This agreement was amended as of September 30, 2019 to extend the maturity date to September 30, 2020. As of March 31, 2020, the outstanding balance on the line of credit was $0.

5.    OPERATING SEGMENTS

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

The following tables represent a disaggregation of revenues from contracts with customers along with the Company’s operating segments (in 000’s):

	Three Months Ended March 31, 2020
	Horse Racing	Card Casino	Food and Beverage	Development	Total
Net revenues from external customers	$2,197	$7,561	$1,182	$9	$10,949
Intersegment revenues	70	—	262	—	332
Net interest (expense) income	(9)	—	—	173	164
Depreciation	398	261	58	—	717
Segment (loss) income before income taxes	(896)	965	(160)	74	(17)
Segment tax expense (benefit)	(94)	158	(26)	12	50

	March 31, 2020
Segment Assets	$31,020	$3,252	$25,239	$29,302	$88,813

	Three Months Ended March 31, 2019
	Horse Racing	Card Casino	Food and Beverage	Development	Total
Net revenues from external customers	$2,292	$7,900	$1,399	$-	$11,591
Intersegment revenues	116	-	303	-	419
Net interest income	8	-	-	55	63
Depreciation	578	4	44	-	626
Segment (loss) income before income taxes	(1,176)	1,110	(88)	(22)	(176)
Segment tax expense (benefit)	(414)	441	(35)	(8)	(16)

	December 31, 2019
Segment Assets	$31,618	$3,327	$25,430	$29,074	$89,449

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Three Months Ended March 31, 2020
	2020	2019
Revenues
Total net revenue for reportable segments	$11,281	$12,010
Elimination of intersegment revenues	(332)	(419)
Total consolidated net revenues	$10,949	$11,591

Income before income taxes
Total segment income before income taxes	$(17)	$(176)
Elimination of intersegment income before income taxes	322	216
Total consolidated income before income taxes	$305	$40

	March 31,	December 31,
	2020	2019
Assets
Total assets for reportable segments	$88,813	$89,449
Elimination of intercompany balances	(23,715)	(24,036)
Total consolidated assets	$65,098	$65,413

6.    COMMITMENTS AND CONTINGENCIES

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

The Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”), which became effective March 4, 2012, was amended in the first quarter of each of 2015, 2016, 2017, and 2018, and will expire on December 31, 2022. The CMA contains certain covenants which, if breached, would trigger an obligation to repay a specified amount related to such covenant. At this time, management believes it unlikely that any breach of a covenant will occur, and that therefore the possibility that the Company will be required to pay the specified amount related to any covenant breach is remote.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at March  31, 2020 and as of the date of this report, will not have a material impact on the Company’s consolidated financial positions or results of operations.

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

7.    COOPERATIVE MARKETING AGREEMENT

As discussed above in Note 6, on March 4, 2012, the Company entered into the CMA with the SMSC. The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s thoroughbred and quarter horse industry. Under the CMA, as amended, this is achieved through “Purse Enhancement Payments to Horsemen” paid directly to the MHBPA. These payments have no direct impact on the Company’s consolidated financial statements or operations.

Under the terms of the CMA, as amended, the SMSC made a payment of $7.4 million during the first three months of 2019, primarily for purse enhancements for the live race meet. As of the date of this filing, the SMSC has not made a payment for the 2020 live race meet.

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

SMSC is currently obligated to make the following purse enhancement and marketing payments for 2021 through 2022:

	Purse Enhancement Payments to	Marketing Payments to
Year	Horsemen (1)	Canterbury Park
2021	7,380,000	1,620,000
2022	7,380,000	1,620,000

1  Includes $100,000 each year payable to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s condensed consolidated statements of operations. For the three months ended March  31, 2020, the Company recorded $68,000 in other revenue,  incurred $30,000 in advertising and marketing expense, and incurred  $38,000 in depreciation  related to the SMSC marketing funds. For the three months ended March 31, 2019, the Company recorded $75,000 in other revenue and incurred $18,000 in advertising and marketing expense and $57,000 in depreciation related to the SMSC marketing funds.

Under the CMA, the Company agreed for the term of the CMA, which is currently scheduled to terminate on December 31, 2022, that it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

8.  REAL ESTATE DEVELOPMENT

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

Under the Redevelopment Agreement, the City of Shakopee has agreed that a portion of the tax increment revenue generated from the developed property will be paid to the Company to reimburse it for its expense in constructing infrastructure improvements. The total estimated cost of TIF eligible improvements to be borne by the Company is $23,336,500. A detailed Schedule of the Public Improvements under the Redevelopment Agreement, the timeline for their construction and the source and amount of funding is set forth on Exhibit C of the Redevelopment Agreement, which was filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March  31, 2018. The total amount of funding that Canterbury will be paid as reimbursement under the TIF program for these improvements is not guaranteed, however, and will depend on future tax revenues generated from the developed property. As of March  31, 2020, the Company recorded a TIF receivable of $9,857,000, which represents $9,580,000 of principal and $277,000 of interest.

The Company expects to finance its improvements under the Redevelopment Agreement with funds from its current operating resources and existing credit facility and, potentially, third-party financing sources.

Purchase and Sale Agreement

On March 13, 2020, the Company entered into an agreement to sell approximately 12 acres of land on the East side of the Racetrack to a third party for total consideration of approximately $2.5 million. Closing is subject to the satisfaction of certain customary conditions. The Company expects the transaction to close in 2020.

9.  LEASES

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

Lease costs related to operating leases were $2,031 and $2,127 for the three months ended March  31, 2020 and 2019, respectively. The total lease expenses for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or liability was $80,680 and $116,691 for the three months ended March  31, 2020 and 2019, respectively.

Lease costs included in depreciation and amortization related to our finance leases were $5,949 for the three months ended March  31, 2020 and 2019. Interest expense related to our finance leases was immaterial.

The following table shows the classification of the right of use assets on our consolidated balance sheets:

		Three Months Ended March 31,
	Balance Sheet Location	2020	2019
Assets
Finance	Land, buildings and equipment, net (1)	$90,273	$	$ 115,254
Operating	Operating lease right-of-use assets	72,911		13,074
Total Leased Assets		$163,184	$	$ 128,328

1  – Finance lease assets are net of accumulated amortization of $29,744 and $5,949 as of March  31, 2020 and 2019, respectively.

The following table shows the lease terms and discount rates related to our leases:

	Three Months Ended March 31,
	2020	2019
Weighted average remaining lease term (in years):
Finance	3.4	4.5
Operating	1.2	1.8
Weighted average discount rate (%):
Finance	5.0%	5.0%
Operating	5.5%	5.0%

The maturity of operating leases and finance leases as of March  31, 2020 are as follows:

Three Months Ended March 31, 2020	Operating leases	Finance leases
2020 remaining	$29,315	$21,557
2021	23,100	28,743
2022	23,100	28,743
2023	—	19,332
Total minimum lease obligations	75,515	98,375
Less: amounts representing interest	(2,604)	(8,102)
Present value of minimum lease payments	72,911	90,273
Less: current portion	(27,855)	(24,807)
Lease obligations, net of current portion	$45,056	$65,466

10.  RELATED PARTY RECEIVABLES

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

In 2019, the Company loaned money to the Doran Canterbury I joint venture in two separate loans in the amounts of $178,100 and $137,000, respectively. These member loans bear interest at the rate equal to the Prime Rate plus two percent per annum. The Company expects to be fully reimbursed for these member loans when the joint venture achieves positive cash flow.

11.  SUBSEQUENT EVENTS

As part of its development efforts, the Company has recently entered into two real estate purchase and sale agreements.

On April 7, 2020, the Company entered into an agreement to sell approximately 11.3 acres of land on the West side of the Racetrack to a third party for total consideration of approximately $2,400,000. Closing is subject to the satisfaction of certain customary conditions. The Company expects the transaction to close in 2020.

On April 15, 2020, the Company entered into an agreement to sell approximately 2.4 acres of land on the West side of the Racetrack to a third party for total consideration of approximately $1,100,000. Closing is subject to the satisfaction of certain customary conditions. The Company expects the transaction to close in 2020.

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

The Company’s pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack each year from May through March, and year-round wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”).  Unbanked card games, in which patrons compete against each other, are hosted in the Card Casino at the Racetrack.  The Card Casino typically operates 24 hours a day, seven days a week.  The Card Casino offers both poker and table games at up to 80 tables.   The Company also derives revenues from related services and activities, such as concessions, parking, advertising signage, publication sales, and from other entertainment events and activities held at the Racetrack.

COVID-19 Pandemic:

In January 2020, an outbreak of a respiratory illness caused by a new strain of coronavirus was identified. The disease has since spread rapidly across the world, causing the World Health Organization to declare the outbreak a pandemic (the “COVID-19 Pandemic”) on March 12, 2020. Since that time, measures have been taken to limit the impact of COVID-19, including shelter-in-place orders, social distancing measures, travel bans and restrictions, and business and government shutdowns.

On March 16, 2020, the Company announced that, based on the advice of Minnesota state and regulatory bodies, it was temporarily suspending all card casino, simulcast, and special events operations at Canterbury Park in response to concerns about the COVID-19 Pandemic. Canterbury Park determined this voluntary suspension of activities was in the best interest of the health and safety of its guests and team members and would provide the Company an opportunity to review and update operational best practices and strategies based on what was currently known about this public health situation and future developments.

Despite a strong start to the year, the disruptions arising from the COVID-19 Pandemic had a significant impact on the Company's financial condition and operations during the three months ended March 31, 2020. The duration and intensity of this global health emergency and related disruptions is uncertain. Given the dynamic nature of these circumstances, the impact on the Company’s consolidated results of operations, cash flows and financial condition in 2020 will be material, but cannot be reasonably estimated at this time as it is unknown when the COVID-19 Pandemic will end, when or how quickly the current travel restrictions will be modified or cease to be necessary and the resulting impact on the Company’s business and the willingness of customers to spend on entertainment.

We are mitigating negative impacts to our operating results by taking signification actions, as discussed below.

On April 1, 2020, as a result of the temporary closures and suspended operations described above, the Company announced that all Canterbury Park employees, except for a limited number of key personnel required for basic ongoing maintenance, security and management needs, were being placed on an unpaid furlough. The Company has continued to pay the employer share of health, dental, vison and life insurance for these furloughed employees. The Company also implemented a salary reduction for all remaining non-furloughed employees based on a combination of the employee’s salary and the employee’s responsibilities during the temporary shutdown. The Company expects these salary reductions to remain in effect until the Company’s business operations begin to return to normal.

On March 16, 2020, the Company announced that the Company’s Board of Directors suspended its quarterly cash dividend until the Company’s business operations return to normal.

Other additional measures taken by the Company include postponing non-essential capital expenditures, reducing operating costs, and substantially reducing discretionary spending.

These countermeasures are expected to partially mitigate the impacts of the COVID-19 Pandemic on our full year 2020 financial results. The Company has a strong consolidated balance sheet with no long-term debt and an $8 million credit line that is anticipated to provide the Company with the necessary liquidity and financial flexibility to manage through this challenging operating environment. Additionally, as mentioned in notes 8 and 11 of the Notes to Financial Statements, the Company expects to close on three land sales in 2020, which would generate a substantial cash inflow for the Company.

As the impact of the COVID-19 Pandemic on the economy and our operations evolves, we will continue to assess the impact on the Company and respond accordingly.

Operations Review for the Three Months Ended March 31, 2020:

EBITDA

EBITDA represents earnings before interest, income tax expense, and depreciation and amortization. EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance or cash flows from operating activities as a measure of liquidity.  EBITDA is presented as a supplemental disclosure because it is a widely used measure of performance and a basis for valuation of companies in our industry.  Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do.  Adjusted EBITDA reflects additional adjustments to net income to eliminate unusual items. For the three months ended March 31, 2020 and 2019, adjusted EBITDA excluded the loss on disposal of assets.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and to adjusted EBITDA (defined above) which are non-GAAP financial measures, for the three months ended March 31, 2020 and 2019:

Summary of EBITDA Data

	Three Months Ended March 31,
	2020	2019
NET INCOME	$255,221	$56,572
Interest income, net	(163,690)	(63,240)
Income tax (benefit) expense	50,164	(16,093)
Depreciation	716,853	625,520
EBITDA	858,548	602,759
Loss on disposal of assets	—	113,437
ADJUSTED EBITDA	$858,548	$716,196

Adjusted EBITDA increased $142,000, or 19.9%, and increased as a percentage of net revenues to 7.8% from 6.2% for the three months ended March  31, 2020 as compared to the same period in 2019. The increase is primarily due to a reduction in operating expenses compared to the same period in 2019.

Revenues:

Total net revenues for the three months ended March 31, 2020 were $10,949,000, a decrease of $642,000, or 5.5%, compared to total net revenues of $11,591,000 for the three months ended March 31, 2019. This decrease consists of decreases in pari-mutuel, card casino, and food and beverages revenue of 13.1%, 4.3%, and 17.3%, respectively, slightly offset by an increase in other revenue of 14.8%.  The decreases were driven by the COVID-19 Pandemic, which resulted in a temporary shutdown of operations effective March 16, 2020. See below for a further discussion of our sources of revenues.

Pari-Mutuel Data Revenue:

	Three Months Ended March 31,
	2020	2019
Simulcast	$1,015,000	$1,217,000
Other revenue	281,000	274,000
Total Pari-Mutuel Revenue	$1,296,000	$1,491,000

Total pari-mutuel revenue decreased $195,000, or 13.1%,  for the three months ended March 31, 2020 compared to the same period in 2019. The decrease is primarily due to the COVID-19 Pandemic described above, as pari-mutuel revenue was relatively flat for the first two months of 2020 compared to the same period in 2019.

Card Casino Revenue:

	Three Months Ended March 31,
	2020	2019
Poker Games	$1,657,000	$1,930,000
Table Games	5,076,000	5,197,000
Total Collection Revenue	6,733,000	7,127,000
Other Poker Revenue	483,841	427,235
Other Table Games Revenue	344,159	345,765
Total Card Casino Revenue	$7,561,000	$7,900,000

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

As indicated by the table above, total Card Casino revenue decreased $339,000, or 4.3%,  for the three months ended March  31, 2020, compared to the same period in 2019. The Company had increased growth in table games and poker revenue in the first two months of the 2020 first quarter compared to the same period in 2019, however, these increases were offset by a substantial revenue decrease in March 2020 due to the COVID-19 Pandemic described above.

Food and Beverage Revenue:

Food and beverage revenue decreased $234,000, or 17.3%, for the three months ended March 31, 2020 compared to the same period in 2019. The Company had increased growth in food and beverage revenues in the first two months of the 2020 first quarter compared to the same period in 2019; however, this increase was offset by a substantial revenue decrease in March 2020 due to the COVID-19 Pandemic described above.

Other Revenue:

Other revenue increased $126,000, or 14.8%, for the three months ended March 31, 2020 compared to the same period in 2019. The increase is primarily due to an increase in space rental revenue and other operating revenues.

Operating Expenses:

Total operating expenses decreased $806,000, or 6.9%, for the three months ended March 31, 2020 compared to the same period in 2019. The following paragraphs provide further detail regarding certain operating expenses.

Purse expense decreased $292,000, or 20.9% for the three months ended March 31, 2020 compared to the same period in 2019.  The decrease is due to lower pari-mutuel and Card Casino revenues, as well as a change in the purse payment structure related to changes in our horsemen contract for 2019.

Salaries and benefits decreased $167,000, or 2.9%,  for the three months ended March 31, 2020, compared to the same period in 2019.  The decrease is partially due to a decrease in expenses related to our bonus plans, as these have been temporarily suspended as a result of the COVID-19 Pandemic. Additionally, labor costs were unusually high in the 2019 first quarter as a result of inefficiencies caused by the Card Casino construction in January and February and re-opening in March 2019.

Other operating expenses decreased $156,000, or 13.6%, for the three months ended March 31, 2020, compared to the same period in 2019. The decrease is primarily due to timing as well the Company delaying certain expenditures as a result of the COVID-19 Pandemic.

During the three months ended March  31, 2019, the Company recorded a loss on disposal of assets totaling $113,000. This primarily related to a write-off of assets disposed of in remodeling our Card Casino in 2019.

Net income for the three months ended March  31, 2020 and 2019 was $255,000 and  $57,000, respectively.

Contingencies:

The Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community, which became effective on March 4, 2012, and was amended in the respective first quarters of 2015, 2016, 2017, and 2018, and will expire December 31, 2022. The CMA contains specific covenants that, if breached, would trigger an obligation to repay a specified amount related to these covenants. At this time, management believes that the likelihood that the breach of a covenant would occur and that the Company would be required to pay the specified amount related to a covenant is remote.

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

Liquidity and Capital Resources:

The Company has a general credit and security agreement with a financial institution, which provides a revolving credit line up to $8,000,000 and allows for letters of credit in the aggregate amount of up to $2,000,000 to be issued under the credit agreement. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. This agreement was amended as of September 30, 2019 to extend the maturity date to September 30, 2020. As of March 31, 2020, the outstanding balance on the line of credit was $0.

The Company’s cash,  cash equivalents, and restricted cash balance at March 31, 2020 was $3,081,000 compared to $3,927,000 as of December 31, 2019. The Company believes that unrestricted funds available in its cash accounts, amounts available under its revolving line of credit, along with funds generated from operations and future land sales, will be sufficient to satisfy its liquidity and capital resource requirements for regular operations, as well as its planned development expenses during 2020. However, if the Company engages in any additional significant real estate development, additional financing would more than likely be required.

Given its number of employees and the nature of its primary operations, the Company does not currently qualify for any of the federal lending assistance offered by the CARES Act that was passed in late March and April 2020, including the Paycheck Protection Program or other CARES Acts small business lending programs.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2020 was $351,000 primarily as a result of the following: The Company reported net income of $255,000, depreciation of $717,000, and stock-based compensation and 401(k) match totaling $219,000. The Company also experienced an increase in accounts payable of $961,000. This was partially offset by a decrease in accrued wages and payroll taxes of $1,400,000 and card casino accruals of $512,000.

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

Investing Activities

Net cash used in investing activities for the first three months of 2020 and 2019 was $871,000 and $4,801,000, respectively, primarily for additions to land, buildings, and equipment and additions for TIF eligible improvements.

Financing Activities

Net cash used in financing activities during the first three months of 2020 and 2019 was $326,000 and $228,000, primarily due to cash dividends paid to shareholders, partially offset by proceeds from the issuance of common stock.

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

Our significant accounting policies are included in Note 2 to our consolidated financial statements in our 2019 Annual Report on Form 10‑K. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Property and Equipment - We have significant capital invested in our property and equipment, which represents 68.0% of our total assets at March 31, 2020. We use our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows. If the sum of the related expected future net cash flows is less than the carrying value, management would determine how much of an impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. We have determined that no impairment of these assets exists at March 31, 2020.

Stock-Based Compensation – Accounting guidance requires measurement of services provided in exchange for a share-based payment based on the grant date fair market value. We use our judgment in determining the assumptions used to determine the fair value of equity instruments granted using a Black-Scholes model. The Company also grants Long Term Incentive Awards under the Long Term Incentive Plan (the “LTI Plan”) under which Company executive officers and other senior executives have the opportunity to receive a payout of shares of the Company’s common stock at the end of a three-year period. Management must make a number of assumptions to estimate future results to determine the compensation expense of the LTI Plan. As a result of the COVID-19 Pandemic, the Company has temporarily suspended its LTI Plan until there is more certainty about the Company’s reopening and future operations.

Commitments and Contractual Obligations:

The Company entered into the CMA with the SMSC on June 4, 2012, that was amended in January 2015, 2016, 2017, and March 2018 and expires December 31, 2022.  See “Cooperative Marketing Agreement” below.

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

Under the terms of the CMA, as amended, the SMSC made a payment of $7.4 million during the first three months of 2019, primarily for purse enhancements for the live race meet. As of the date of this filing, the SMSC has not made a payment for the 2020 live race meet.

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits and events.

In each of the respective first quarters of 2015, 2016, 2017, and 2018, the CMA was amended to adjust the payment amounts between the “Purse Enhancement Payments to Horsemen” and “Marketing Payments to Canterbury Park.” SMSC is currently obligated to make the following purse enhancement and marketing payments for 2020 through 2022:

	Purse Enhancement Payments to	Marketing Payments to
Year	Horsemen (1)	Canterbury Park
2021	7,380,000	1,620,000
2022	7,380,000	1,620,000

1 Includes $100,000 each year payable to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s condensed consolidated statements of operations. For the three months ended March  31, 2020, the Company recorded $68,000 in other revenue, incurred $30,000 in advertising and marketing expense, and incurred $38,000 in depreciation  related to the SMSC marketing funds. For the three months ended March 31, 2019, the Company recorded $75,000 in other revenue and incurred $18,000 in advertising and marketing expense and $57,000 in depreciation related to the SMSC marketing funds.

Under the CMA, the Company has agreed for the 10‑year term of the CMA expiring December 31, 2022 that it will not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

Redevelopment Agreement:

As mentioned above in note 8 of Notes to Financial Statements, on August 10, 2018, the City of Shakopee, the City of Shakopee Economic Development Authority, and the Company entered into a Redevelopment Agreement in connection with a Tax Increment Financing District (“TIF District”) that the City had approved in April 2018. Under the Redevelopment Agreement, the Company has agreed to undertake a number of specific infrastructure improvements within the TIF District, including the development of public streets, utilities, sidewalks, and other public infrastructure and the City of Shakopee agreed that a portion of the tax revenue generated from the developed property will be paid to the Company to reimburse it for its expense in constructing these improvements.  The Company expects to finance its improvements under the Redevelopment Agreement with funds from its current operating resources and existing credit facility and, potentially, third-party financing sources.

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

•

any short-term or long-term effect that the COVID-19 Pandemic may have on the economy generally, or us as an entertainment venue, including reluctance from customers to visit our Racetrack or Card Casino or social distancing measures that we may voluntarily take that would limit attendance at our facilities;

•	the fact that we are currently unsure when we can reopen or commence live racing;

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

(b)      Changes in Internal Control over Financial Reporting:

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March  31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.      Legal Proceedings

Not Applicable.

Item 1A.   Risk Factors

              There have been no changes to the Risk Factors listed in the Form 10-K for the year ended December 31, 2019.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not Applicable.

(b)Not Applicable.

(c)On December 17, 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 10b‑18 in open market transactions, block purchases of privately negotiated transactions (the “2008 Stock Repurchase Plan”). From its adoption until August 13, 2012, the Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and, on that date, authorized the repurchase of an additional 100,000 shares of the Company’s common stock. The Company did not repurchase any shares during the first quarter of 2020. The maximum number of shares that may yet be purchased under the above authorizations is 128,781 as of March  31, 2020.

Item 3.     Defaults upon Senior Securities

Not Applicable.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

  Not Applicable.

Item 6.     Exhibits

3.1	Bylaws of Canterbury Park Holding Corporation, as amended April 17, 2020.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a‑14 and 15d‑14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a‑14 and 15d‑14 of the Exchange Act).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1	Press Release dated May 12, 2020 announcing 2020 First Quarter Results.

101

The following financial information from Canterbury Park Holding Corporation’s Quarterly Report on Form 10‑Q for the quarterly period ended March  31, 2020, formatted in eXtensible Business Reporting Language XBRL: (i) Condensed Consolidated Balance Sheets as of March  31, 2020 and December 31, 2019,  (ii) Condensed Consolidated Statements of Operations for the Three Months ended March  31, 2020 and March  31, 2019,  (iii) Condensed Consolidated Statements of Stockholders’ Equity for the Three Months ended March  31, 2020 and March  31, 2019, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months ended March  31, 2020 and March  31, 2019, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: May 13, 2020	/s/ Randall D. Sampson

Randall D. Sampson,
Executive Chairman, President, and Chief Executive Officer

Dated: May 13, 2020	/s/ Randy J. Dehmer
Randy J. Dehmer, Chief Financial Officer