Form 10-Q
period 2020-06-30
Canterbury Park Holding Corp
filed 2020-08-11
CIK 1672909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020.

OR

◻           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

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

YES	⌧	NO	◻

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).

YES	⌧	NO	◻

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	⌧
Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

YES	◻	NO	⌧

The Company had 4,709,168 shares of common stock, $.01 par value, outstanding as of August 1, 2020.

Canterbury Park Holding Corporation

PART 1 – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2020	2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$—	$355,399
Restricted cash	4,349,381	2,308,955
Short-term investments	—	103,886
Current portion of related party receivable	3,208,000	—
Accounts receivable, net of allowance of $19,250 for both periods	1,037,782	302,037
Inventory	293,998	390,118
Prepaid expenses	545,981	501,493
Income taxes receivable	1,947,939	—
Total current assets	11,383,081	3,961,888

LONG-TERM ASSETS
Deposits	49,500	49,500
Restricted cash - long-term portion	—	1,262,744
TIF receivable	10,374,482	9,708,856
Related party receivable	593,303	3,528,927
Operating lease right-of-use assets	62,275	74,832
Equity investment	2,842,994	2,992,633
Land, buildings and equipment, net	44,052,485	43,833,702
TOTAL ASSETS	$69,358,120	$65,413,082

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	4,128,914	3,495,238
Line of credit	2,865,320	—
Card Casino accruals	1,699,997	2,167,056
Accrued wages and payroll taxes	1,466,122	2,254,379
Cash dividend payable	—	324,439
Accrued property taxes	1,019,657	1,019,658
Deferred revenue	1,061,322	1,482,130
Payable to horsepersons	2,874,308	557,696
Current portion of finance lease obligations	25,117	24,500
Current portion of operating lease obligations	26,066	29,776
Income taxes payable	—	120,960
Total current liabilities	15,166,823	11,475,832

LONG-TERM LIABILITIES
Deferred income taxes	5,325,700	4,404,300
Finance lease obligations, net of current portion	59,069	71,784
Operating lease obligations, net of current portion	36,209	45,056
Total long-term liabilities	5,420,978	4,521,140
TOTAL LIABILITIES	20,587,801	15,996,972

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,706,814 and 4,644,522 respectively, shares issued and outstanding	47,068	46,445
Additional paid-in capital	23,096,660	22,733,933
Retained earnings	25,626,591	26,635,732
Total stockholders’ equity	48,770,319	49,416,110
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$69,358,120	$65,413,082

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
OPERATING REVENUES:
Pari-mutuel	$1,420,583	$3,208,076	$2,716,609	$4,698,886
Card Casino	795,195	8,891,005	8,356,367	16,790,968
Food and beverage	111,137	2,544,393	1,230,132	3,897,194
Other	440,940	1,789,703	1,413,706	2,636,826
Total Net Revenues	2,767,855	16,433,177	13,716,814	28,023,874

OPERATING EXPENSES:
Purse expense	601,674	1,960,635	1,705,068	3,356,172
Minnesota Breeders’ Fund	123,427	306,107	313,171	523,802
Other pari-mutuel expenses	58,691	451,685	279,540	720,051
Salaries and benefits	1,893,309	6,936,685	7,471,202	12,681,972
Cost of food and beverage and other sales	70,888	1,201,414	635,039	1,827,171
Depreciation and amortization	693,640	576,221	1,410,493	1,201,740
Utilities	202,021	376,803	492,632	698,918
Advertising and marketing	38,176	757,191	222,164	947,520
Professional and Contracted Services	610,405	1,338,353	1,582,729	2,304,739
Loss on disposal of assets	—	—	—	108,037
Gain on insurance recoveries	—	(204,274)	—	(198,974)
Other operating expenses	794,203	1,427,603	1,781,660	2,570,732
Total Operating Expenses	5,086,434	15,128,423	15,893,698	26,741,880
(LOSS) INCOME FROM OPERATIONS	(2,318,579)	1,304,754	(2,176,884)	1,281,994
OTHER OPERATING INCOME (LOSS)
Loss from equity investment	(149,639)	—	(149,639)	—
Interest income, net	169,358	45,319	333,048	108,558
Net Other Income	19,719	45,319	183,409	108,558
(LOSS) INCOME BEFORE INCOME TAXES	(2,298,860)	1,350,073	(1,993,475)	1,390,552
INCOME TAX BENEFIT (EXPENSE)	1,117,663	(392,316)	1,067,499	(376,223)
NET (LOSS) INCOME	$(1,181,197)	$957,757	$(925,976)	$1,014,329

Basic (loss) earnings per share	$(0.25)	$0.21	$(0.20)	$0.22
Diluted (loss) earnings per share	$(0.25)	$0.21	$(0.20)	$0.22
Weighted Average Basic Shares Outstanding	4,679,122	4,586,734	4,669,350	4,573,106
Weighted Average Diluted Shares	4,679,122	4,595,716	4,672,447	4,588,327
Cash dividends declared per share	$0.00	$0.07	$0.00	$0.14

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended June 30, 2020
	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at March 31, 2020	4,694,138	$46,941	$23,035,735	$26,811,441	$49,894,117

Stock-based compensation		—	10,058	—	10,058
Dividend distribution	—	—	—	(3,653)	(3,653)
401(K) stock match	1,318	13	14,696	—	14,709
Issuance of deferred stock awards	7,456	75	(75)	—	—
Shares issued under Employee Stock Purchase Plan	3,902	39	36,246		36,285
Net Loss	—	—	—	(1,181,197)	(1,181,197)

Balance at June 30, 2020	4,706,814	$47,068	$23,096,660	$25,626,591	$48,770,319

For the six months ended June 30, 2020
	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2019	4,644,522	$46,445	$22,733,933	$26,635,732	$49,416,110

Exercise of stock options	24,250	242	200,548	—	200,790
Other share retirements	(9,920)	(99)	(44,587)	(79,512)	(124,198)
Stock-based compensation	—	—	67,664	—	67,664
Dividend distribution	—	—	—	(3,653)	(3,653)
401(K) stock match	18,497	185	175,491	—	175,676
Issuance of deferred stock awards	25,563	256	(72,635)	—	(72,379)
Shares issued under Employee Stock Purchase Plan	3,902	39	36,246	—	36,285
Net Loss	—	—	—	(925,976)	(925,976)

Balance at June 30, 2020	4,706,814	$47,068	$23,096,660	$25,626,591	$48,770,319

For the three months ended June 30, 2019
	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at March 31, 2019	4,574,658	$45,747	$21,783,690	$24,942,510	$46,771,947

Exercise of stock options	2,250	23	13,478	—	13,501
Stock-based compensation	—	—	73,450	—	73,450
Dividend distribution	—	—	—	(321,153)	(321,153)
401(K) stock match	21,480	215	292,917	—	293,132
Shares issued under Employee Stock Purchase Plan	5,719	57	59,935	—	59,992
Net Income	—	—	—	957,757	957,757

Balance at June 30, 2019	4,604,107	$46,041	$22,223,470	$25,579,114	$47,848,625

For the six months ended June 30, 2019
	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2018	4,527,685	$45,277	$21,420,886	$25,268,187	$46,734,350

Exercise of stock options	30,310	303	185,589	—	185,892
Other share retirements	(5,863)	(59)	(27,915)	(62,023)	(89,997)
Stock-based compensation	—	—	163,508	—	163,508
Dividend distribution	—	—	—	(641,379)	(641,379)
401(K) stock match	29,591	296	409,229	—	409,525
Issuance of deferred stock awards	10,968	110	(55,044)	—	(54,934)
Shares issued under Employee Stock Purchase Plan	11,416	114	127,217	—	127,331
Net income	—	—	—	1,014,329	1,014,329

Balance at June 30, 2019	4,604,107	$46,041	$22,223,470	$25,579,114	$47,848,625

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating Activities:
Net (loss) income	$(925,976)	$1,014,329
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	1,410,493	1,201,740
Stock-based compensation expense	67,664	163,508
Stock-based employee match contribution	175,676	409,229
Deferred income taxes	921,400	1,084,400
Loss from equity investment	149,639	2,377
Loss on disposal of assets	—	108,037
Gain on insurance recoveries	—	(198,974)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,008,121)	(556,740)
Decrease (increase) in other current assets	51,632	(63,603)
Increase (decrease) in income taxes receivable/payable	(2,505,635)	(680,177)
Decrease in operating lease right-of-use assets	12,557	11,535
Decrease in operating lease liabilities	(12,557)	(11,535)
Increase in accounts payable	206,665	531,433
(Decrease) increase in deferred revenue	(420,808)	1,310,506
(Decrease) increase in Card Casino accruals	(467,059)	340,760
(Decrease) increase in accrued wages and payroll taxes	(788,257)	44,507
(Decrease) increase in accrued property taxes	(1)	8,436
Increase in payable to horsepersons	2,753,348	4,607,394
Net cash (used in) provided by operating activities	(379,340)	9,327,162

Investing Activities:
Additions to land, buildings, and equipment	(1,349,849)	(5,671,183)
Additions for TIF eligible improvements	(518,042)	(4,843,708)
Decrease in notes receivable	—	1,062,336
Proceeds from sale of investments	103,886	102,659
Net cash used in investing activities	(1,764,005)	(9,349,896)

Financing Activities:
Proceeds from issuance of common stock	112,877	223,522
Payments against line of credit	(2,044,668)	(2,826,044)
Borrowings on line of credit	4,909,988	3,920,257
Cash dividend paid to shareholders	(328,092)	(637,164)
Payments for taxes related to net share settlement of equity awards	(72,379)	(54,934)
Principal payments on finance lease	(12,098)	(12,278)
Net cash provided by financing activities	2,565,628	613,359

Net increase in cash, cash equivalents, and restricted cash	422,283	590,625

Cash, cash equivalents, and restricted cash at beginning of period	3,927,098	11,203,998

Cash, cash equivalents, and restricted cash at end of period	$4,349,381	$11,794,623

Schedule of non-cash investing and financing activities
Additions to buildings and equipment funded through accounts payable	$427,000	$698,000
Transfer of future TIF reimbursed costs from PP&E	666,000	4,844,000
ROU assets obtained in exchange for operating lease obligations	—	103,000
Dividend declared	—	321,000

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$440,000
Interest paid	16,000	14,000

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – The Company’s Racetrack operations are conducted at facilities located in Shakopee, Minnesota, approximately 25 miles southwest of downtown Minneapolis. In May 1994, the Company commenced year-round horse racing simulcast operations and hosted the first annual live race meet during the summer of 1995. The Company’s live racing operations are a seasonal business as it typically hosts live race meets each year from May until September. The Company earns additional pari-mutuel revenue by televising its live racing to out-of-state racetracks around the country. Canterbury Park’s Card Casino typically operates 24 hours a day, seven days a week and is limited by Minnesota State law to conducting card play on a maximum of 80 tables. The Card Casino currently offers a variety of poker and table games. The Company’s three largest sources of revenues are from Card Casino operations, pari-mutuel operations, and food and beverage sales. The Company also derives revenues from related services and activities, such as admissions, advertising signage, publication sales, and from other entertainment events and activities held at the Racetrack. Additionally, the Company is developing approximately 140 acres of underutilized land surrounding the Racetrack in a project known as Canterbury CommonsTM. The Company is pursuing several mixed-use development opportunities for this land, directly and through joint ventures.

In January 2020, an outbreak of a respiratory illness caused by a new strain of coronavirus was identified. The disease has since spread rapidly across the world, causing the World Health Organization to declare the outbreak a pandemic (the “COVID-19 Pandemic”) on March 12, 2020. Since that time, governments and businesses have taken measures to limit the impact of the COVID-19 Pandemic, including the issuance of shelter-in-place orders, social distancing measures, travel bans and restrictions and business shutdowns.

On March 16, 2020, the Company announced that, based on the advice of Minnesota state and regulatory bodies, it was temporarily suspending all card casino, simulcast, and special events operations at Canterbury Park in response to concerns about the COVID-19 Pandemic. Canterbury Park determined this voluntary suspension of activities was in the best interest of the health and safety of its guests and team members and would provide the Company an opportunity to review and update operational best practices and strategies based on what was currently known about this public health situation and future developments. On June 10, 2020, the Company reopened and resumed simulcast, live racing, and food and beverage operations. The Company also resumed table games and poker operations in the Company’s Card Casino on June 15, 2020 and July 9, 2020, respectively. These reopenings were done in compliance with Minnesota state guidelines on capacity limitations.

Despite a strong start to the year, the disruptions arising from the COVID-19 Pandemic had a significant impact on the Company's financial condition and operations during the three and six months ended June 30, 2020. The duration and intensity of this global health emergency and related disruptions is uncertain. Given the dynamic nature of these circumstances, the impact on the Company’s consolidated results of operations, cash flows and financial condition in 2020 has been material, and the Company expects it will continue to be material. The Company cannot reasonably estimate at this time when the COVID-19 Pandemic will end, or when or how quickly the current travel restrictions and capacity restrictions will be modified or cease to be necessary. As a result, it is difficult to predict the continuing and future impact on the Company’s business and the willingness of customers to spend on entertainment.

The Company has a consolidated balance sheet with no long-term debt and an $8.0 million credit line that the Company anticipates will provide the Company with the necessary liquidity and financial flexibility to manage through this challenging operating environment. We have taken significant actions to mitigate the effects of the COVID-19 Pandemic on our operations, including initiating workforce reductions and furloughs, suspending the Company’s quarterly cash dividend, reducing working capital, postponing non-essential capital expenditures, reducing operating costs, and substantially reducing discretionary spending. We expect these countermeasures to partially mitigate the impact of COVID-19 on our full year 2020 financial results. As the impact of the COVID-19 Pandemic on the economy and our operations evolves, we will continue to assess the impact on the Company and respond accordingly.

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2019, included in its Annual Report on Form 10-K (the “2019 Form 10-K”).

The condensed consolidated balance sheets and the related condensed consolidated statements of operations, stockholders’ equity, and the cash flows for the periods ended June 30, 2020 and 2019 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, statement of stockholders’ equity, and cash flows at June 30, 2020 and 2019 and for the periods then ended have been made.

Summary of Significant Accounting Policies – A detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There were no material changes in significant accounting policies during the quarter and six months ended June 30, 2020.

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

Payable to Horsepersons - The Minnesota Pari-mutuel Horse Racing Act requires the Company to segregate a portion of funds (recorded as purse expense in the statements of operations) received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ association. Pursuant to an agreement with the Minnesota Horsemen’s Benevolent and Protective Association (“MHBPA”), the Company transferred into a trust account or paid directly to the MHBPA, $1,185,000 and $2,864,000 for the six months ended June 30, 2020 and 2019, respectively, related to thoroughbred races. Minnesota Statutes provide that amounts transferred into the trust account are the property of the trust and not of the Company, and therefore these amounts are not recorded on the Company’s Condensed Consolidated Balance Sheet.

Checks Written in Excess of Cash Balance – For the six months ended June 30, 2020, the Company included $1,600,000 of checks written in excess of cash balance within accounts payable on the Condensed Consolidated Balance Sheet. There were no checks written in excess of cash balance as of December 31, 2019.

Revenue Recognition – The Company’s primary revenues with customers consist of Card Casino operations, pari-mutuel wagering on simulcast and live horse races, and food and beverage transactions. We determine revenue recognition through the following steps:

●      Identification of the contract, or contracts, with a customer

●      Identification of the performance obligations in the contract

●      Determination of the transaction price

●      Allocation of the transaction price to the performance obligation in the contract

●      Recognition of revenue when, or as, we satisfy a performance obligation

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

We evaluate our on-track revenue, export revenue (as described below), and import revenue (as described below) contracts to determine whether we are acting as the principal or as the agent when providing services, to determine if we should report revenue on a gross or net basis. An entity acts as a principal if it controls a specified service before that service is transferred to a customer.

For on-track revenue and “import revenue,” that is revenue we generate for racing held elsewhere that our patrons wager on, we are entitled to retain a commission for providing a wagering service to our customers. For these arrangements, we are the principal because we control the wagering service; therefore, any charges, including simulcast fees, we incur for delivering the wagering service are presented as operating expenses.

For “export revenue,” when the wagering occurs outside our premises, our customer is the third party wagering site such as a racetrack, Off Track Betting (“OTB”), or advance deposit wagering (“ADW”) provider. Therefore, the revenue we recognize for export revenue is the simulcast host fee we earn for exporting our racing signal to the third party wagering site.

2.    STOCK-BASED COMPENSATION

Long Term Incentive Plan and Award of Deferred Stock

The Long Term Incentive Plan (the “LTI Plan”) authorizes the grant of Long Term Incentive Awards that provide an opportunity to Named Executive Officers (“NEOs”) and other Senior Executives to receive a payment in cash or shares of the Company’s common stock to the extent of achievement at the end of a period greater than one year (the “Performance Period”) as compared to Performance Goals established at the beginning of the Performance Period. Currently, there are two awards outstanding that are for three-year periods ending December 31, 2020 and 2021. As a result of the COVID-19 Pandemic, the Company temporarily suspended the granting of performance awards under its LTI Plan until there is more certainty about the Company’s future operations, and instead granted other awards designed to retain NEOs and other Senior Executives as described below under “Employee Deferred Stock Awards.”

Board of Directors Stock Option, Deferred Stock Awards, and Restricted Stock Grants

The Company’s Stock Plan currently authorizes annual grants of restricted stock, deferred stock, stock options, or any combination of the three, to non-employee members of the Board of Directors at the time of the Company’s annual shareholders’ meeting as determined by the Board prior to each such meeting. Options granted under the Plan generally expire 10 years after the grant date. Restricted stock and deferred stock grants generally vest 100% one year after the date of the annual meeting at which they were granted, are subject to restrictions on resale for an additional year, and are subject to forfeiture if a board member terminates his or her board service prior to the shares vesting. On June 25, 2020, 17,975 shares of deferred stock awards were granted to non-employee members of the Board of Directors with a price per share equal to the market value on the date of grant of $11.07. The vesting schedule of these awards is described above. There were no unvested restricted stock or stock options outstanding at June 30, 2020.

Employee Deferred Stock Awards

On June 25, 2020, 47,000 shares of deferred stock awards were granted to employees pursuant to the Company’s Stock Plan with a price per share equal to the market price on the date of grant of $11.07. The vesting schedule of the awards is as follows: (i) 60% vesting and being issued in December 2020, (ii) 20% vesting and being issued in March 2022, and (iii) 20% vesting and being issued in March 2023. The Company’s Board of Directors designated those portions of the deferred stock awards vesting in 2020 as awards under the Company’s 2020 annual incentive plan and designed those portions of the awards scheduled to vest in 2022 and 2023 as 2020 awards under the Company’s LTI Plan. The compensation cost associated with this grant of deferred stock awards is $466,000, which is being recognized over the respective vesting periods.

Stock-based compensation expense related to the LTI Plan, deferred stock awards and restricted stock awards is included on the Condensed Consolidated Statements of Operations and totaled $68,000 and $164,000 for the six months ended June 30, 2020 and 2019, respectively and $10,000 and $73,000 for the three months ended June 30, 2020 and 2019, respectively.

Employee Stock Option Grants

The Company has granted incentive stock options to employees pursuant to the Company’s Stock Plan with an exercise price equal to the market price on the date of grant. The options vest over a 42-month period and expire in 10 years.

A summary of stock option activity as of June 30, 2020 and changes during the six months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Grant Date
Stock Options	Options	Price	Term	Fair Value

Outstanding at January 1, 2020	33,250	$9.64
Granted	-	-
Exercised	(24,250)	8.28
Expired/Forfeited	-	-
Outstanding at June 30, 2020	9,000	$13.30	0.6 Years	$119,700

Exercisable at June 30, 2020	9,000	$13.30	0.6 Years	$119,700

3.    NET (LOSS) INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income (numerator) amounts used for basic and diluted per share computations:	$(1,181,197)	$957,757	$(925,976)	$1,014,329

Weighted average shares (denominator) of common stock outstanding:
Basic	4,679,122	4,586,734	4,669,350	4,573,106
Plus dilutive effect of stock options	—	8,982	3,097	15,221
Diluted	4,679,122	4,595,716	4,672,447	4,588,327

Net (loss) income per common share:
Basic	$(0.25)	$0.21	$(0.20)	$0.22
Diluted	(0.25)	0.21	(0.20)	0.22

Options to purchase 9,000 shares of common stock at an average price of $13.30 per share were outstanding but not included in the computation of diluted net (loss) income per share for the six months ended June 30, 2020 and June 30, 2019 because the exercise price of the options exceeded the market price of the Company’s common stock at June 30, 2020 and June 30, 2019.

4.    GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with a financial institution, which provides a revolving credit line up to $8,000,000 and allows for letters of credit in the aggregate amount of up to $2,000,000 to be issued under the credit agreement. As of June 30, 2020, the financial institution had issued a $1,250,000 letter of credit on the Company’s behalf, and therefore, the Company had an available credit line up to $6,750,000. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. This agreement was amended as of September 30, 2019 to extend the maturity date to September 30, 2020. As of June 30, 2020, the outstanding balance on the line of credit was $2,865,320.

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

The following tables represent a disaggregation of revenues from contracts with customers along with the Company’s operating segments (in 000’s):

	Six Months Ended June 30, 2020
	Horse Racing	Card Casino	Food and Beverage	Development	Total
Net revenues from external customers	$4,056	$8,356	$1,293	$12	$13,717
Intersegment revenues	74	—	274	—	348
Net interest (expense) income	(16)	—	—	199	183
Depreciation	1,038	261	111	—	1,410
Segment (loss) income before income taxes	(2,167)	(167)	(419)	61	(2,692)
Segment tax expense (benefit)	(786)	(89)	(224)	33	(1,066)

	June 30, 2020
Segment Assets	$35,880	$3,177	$25,040	$28,600	$92,697

	Six Months Ended June 30, 2019
	Horse Racing	Card Casino	Food and Beverage	Development	Total
Net revenues from external customers	$7,207	$16,791	$4,026	$—	$28,024
Intersegment revenues	416	—	678	—	1,094
Net interest income	(4)	—	—	113	109
Depreciation	1,079	35	88	—	1,202
Segment (loss) income before income taxes	(1,432)	2,695	154	(15)	1,402
Segment tax expense (benefit)	(391)	729	42	(4)	376

	December 31, 2019
Segment Assets	$31,618	$3,327	$25,430	$29,074	$89,449

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Six Months Ended June 30, 2020
	2020	2019
Revenues
Total net revenue for reportable segments	$14,065	$29,118
Elimination of intersegment revenues	(348)	(1,094)
Total consolidated net revenues	$13,717	$28,024

(Loss) income before income taxes
Total segment (loss) income before income taxes	$(2,692)	$1,402
Elimination of intersegment income (loss) before income taxes	699	(11)
Total consolidated (loss) income before income taxes	$(1,993)	$1,391

	June 30,	December 31,
	2020	2019
Assets
Total assets for reportable segments	$92,697	$89,449
Elimination of intercompany balances	(23,339)	(24,036)
Total consolidated assets	$69,358	$65,413

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

The Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”), which became effective March 4, 2012, was amended in the first quarter of each of 2015, 2016, 2017, 2018, and in June 2020 (as described below in Note 7) and will expire on December 31, 2022. The CMA contains certain covenants that, if breached, would trigger an obligation to repay a specified amount related to such covenant. At this time, management believes it unlikely that any breach of a covenant will occur, and that therefore the possibility that the Company will be required to pay the specified amount related to any covenant breach is remote.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at June 30, 2020 and as of the date of this report, will not have a material impact on the Company’s consolidated financial positions or results of operations.

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

Because the Company is conducting a more limited 2020 live race meet due to the COVID-19 Pandemic, the Company and SMSC entered into the Fifth Amendment Agreement (“Fifth Amendment”) to the CMA effective June 8, 2020. Under the Fifth Amendment, the SMSC agreed to provide up to $5,620,000 for the annual purse enhancement for the year 2020. The annual purse enhancement that the SMSC is obligated to pay under the CMA for 2021 and 2022 was not changed and remains at $7,280,000 per year.

Under the terms of the CMA, as amended, the SMSC made payments of $1.1 million and $7.4 million during the first six months of 2020 and 2019, respectively, primarily for purse enhancements for the respective live race meets.

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits, and events. Under the Fifth Amendment, the SMSC is not required to pay the Company a 2020 annual marketing payment, but the Company will use previously paid but unspent funds for these purposes.

As noted above and affirmed in the Fifth Amendment, SMSC is obligated to make the following purse enhancement and marketing payments for 2021 through 2022:

	Purse Enhancement Payments to	Marketing Payments to
Year	Horsemen (1)	Canterbury Park
2021	7,380,000	1,620,000
2022	7,380,000	1,620,000

1 Includes $100,000 each year payable to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s condensed consolidated statements of operations. For the three and six months ended June 30, 2020, the Company recorded $253,000 and $321,000 in other revenue, respectively, incurred $215,000 and $245,000 in advertising and marketing expense, respectively, and incurred $38,000 and $76,000 in depreciation, respectively, related to the SMSC marketing funds. For the three and six months ended June 30, 2019, the Company recorded $378,000 and $453,000 in other revenue, respectively, incurred $321,000 and $340,000 in advertising and marketing expense, respectively, and incurred $57,000 and $113,000 in depreciation, respectively, related to the SMSC marketing funds.

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

In connection with the execution of the Amended Doran Canterbury I Agreement, on August 18, 2018, Canterbury Development LLC entered into an Operating Agreement with Doran Shakopee, LLC as the two members of a Minnesota limited liability company entitled Doran Canterbury II, LLC (“Doran Canterbury II”). Under the Doran Canterbury II Operating Agreement, Doran Canterbury II will pursue development of Phase II of the Project, which is expected to begin upon rental stabilization of Phase I. Phase II will include an additional 300 apartment units. Canterbury Development’s equity contribution to Doran Canterbury II for Phase II was approximately 10 acres of land, which were contributed to Doran Canterbury II on July 30, 2020. See Note 11. In connection with its contribution, Canterbury Development became a 27.4% equity member in Doran Canterbury II with Doran owning the remaining 72.6%.

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

Under the Redevelopment Agreement, the Company agreed to undertake a number of specific infrastructure improvements within the TIF District, including the development of public streets, utilities, sidewalks, and other public infrastructure. More specifically, the Company is obligated to construct improvements on Shenandoah Drive and Unbridled Avenue (formerly Barenscheer Boulevard) with these improvements required to be substantially complete on or before December 31, 2019 and December 31, 2020, respectively. As of June 30, 2020, improvements to Shenandoah Drive were substantially complete. The City of Shakopee has authorized changes to the Redevelopment Agreement and the responsibilities of the Company, but the Company, the City of Shakopee and other parties have not formally entered into an agreement that memorializes these changes. The Company will provide updated disclosure when the parties enter into a new agreement.

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

The total amount of funding that Canterbury will be paid as reimbursement under the TIF program for these improvements is not guaranteed, however, and will depend on future tax revenues generated from the developed property. As of June 30, 2020, the Company recorded a TIF receivable of $10,374,000, which represents $9,967,000 of principal and $407,000 of interest. The Company expects to finance its improvements under the Redevelopment Agreement with funds from its current operating resources and existing credit facility and, potentially, third-party financing sources.

Development Agreements

On March 13, 2020, the Company entered into an agreement to sell approximately 12 acres of land on the east side of the Racetrack to a third party for total consideration of approximately $2,500,000. Closing is subject to the satisfaction of certain customary conditions. The Company expects the transaction to close in 2020.

On April 7, 2020, the Company entered into an agreement to sell approximately 11.3 acres of land on the west side of the Racetrack to a third party for total consideration of approximately $2,400,000. Closing is subject to the satisfaction of certain customary conditions. The Company expects the transaction to close in 2021.

On April 15, 2020, the Company entered into an agreement to sell approximately 2.4 acres of land on the west side of the Racetrack to a third party for total consideration of approximately $1,100,000. Closing is subject to the satisfaction of certain customary conditions. The Company expects the transaction to close in 2021.

On June 16, 2020, the Company’s subsidiary Canterbury Development LLC, entered into an Operating Agreement with an affiliate of Greystone Construction, as the two members of a Minnesota limited liability company named Canterbury DBSV Development, LLC (Canterbury DBSV). Canterbury DBSV was formed as part of a joint venture between Greystone and Canterbury Development LLC for a multi-use development on the 13-acre land parcel located on the southwest portion of the Company’s racetrack. The Company closed on this transaction in July 2020. As the land was not transferred to the joint venture as of June 30, 2020, the Company did not record an investment in the joint venture for the 2020 second quarter.

9.  LEASES

The Company determines if an arrangement is a lease or contains a lease at inception. The Company leases some office equipment under finance leases. We also lease equipment related to our horse racing operations under operating leases. For lease accounting purposes, we do not separate lease and nonlease components, nor do we record operating or finance lease assets and liabilities for short term leases.

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

Lease costs related to operating leases were $13,440 and $15,132 for the six months ended June 30, 2020 and 2019, respectively. The total lease expenses for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or liability was $147,119 and $282,464 for the six months ended June 30, 2020 and 2019, respectively.

Lease costs included in depreciation and amortization related to our finance leases were $11,898 and $12,473 for the six months ended June 30, 2020 and 2019. Interest expense related to our finance leases was immaterial.

The following table shows the classification of the right of use assets on our consolidated balance sheets:

		Six Months Ended June 30,
	Balance Sheet Location	2020	2019
Assets
Finance	Land, buildings and equipment, net (1)	$84,186	$	$ 109,210
Operating	Operating lease right-of-use assets	62,275		91,577
Total Leased Assets		$146,461	$	$ 200,787

1 – Finance lease assets are net of accumulated amortization of $41,955 and $12,464 as of June 30, 2020 and 2019, respectively.

The following table shows the lease terms and discount rates related to our leases:

	Six Months Ended June 30,
	2020	2019
Weighted average remaining lease term (in years):
Finance	3.2	4.3
Operating	1.0	1.5
Weighted average discount rate (%):
Finance	5.0%	5.0%
Operating	5.5%	5.4%

The maturity of operating leases and finance leases as of June 30, 2020 are as follows:

Six Months Ended June 30, 2020	Operating leases	Finance leases
2020 remaining	$18,018	$14,371
2021	23,100	28,743
2022	23,100	28,743
2023	—	19,332
Total minimum lease obligations	64,218	91,189
Less: amounts representing interest	(1,943)	(7,003)
Present value of minimum lease payments	62,275	84,186
Less: current portion	(26,066)	(25,117)
Lease obligations, net of current portion	$36,209	$59,069

10. RELATED PARTY RECEIVABLES

On December 20, 2018, the Company entered into a loan agreement with Doran Family Holdings, which is the controlling partner in the Doran Canterbury I joint venture. The Company loaned Doran Family Holdings $2,910,000 net of loan origination fees, and received a promissory note totaling $2,940,000 bearing interest at 5%. The note stated it would mature at the earliest of (i) the date of closing by Doran Canterbury II, LLC on Phase II Project Financing; (ii) the closing on any purchase of the Phase II Land by Doran Shakopee, LLC pursuant to its option under Section 3.9(a) of the Doran Canterbury II Operating Agreement; (iii) the date of final determination that the Phase II Project will not be developed by Doran Canterbury II, LLC; or (iv) three years following the date of the note. Management believes no allowance for doubtful accounts is necessary.

In 2018, the Company incurred $268,000 of costs for preliminary grading work on parcels of land the Company had designated for Doran Canterbury II. The Company will be fully reimbursed for these costs upon the commencement of the Doran Canterbury II project and thus, recorded the amount as a receivable. Although there is a possibility Doran Canterbury II will not materialize, the Company currently believes this likelihood is remote.

In 2019 and 2020, the Company loaned money to the Doran Canterbury I joint venture in three separate loans in the amounts of $178,100, $137,000, and $232,900. These member loans bear interest at the rate equal to the Prime Rate plus two percent per annum. The Company expects to be fully reimbursed for these member loans when the joint venture achieves positive cash flow.

11. SUBSEQUENT EVENTS

On July 30, 2020, Canterbury Park Development LLC, contributed approximately 10 acres of land to the Doran Canterbury II project as described in Note 8. In connection with its contribution, Canterbury Development became a 27.4% equity member in Doran Canterbury II with Doran owning the remaining 72.6%. Also, in connection with this contribution, the Company received a portion of its related party receivable of $2,940,000 as described in Note 10. This occurred on August 3, 2020. Therefore, the Company has designated this amount as short term on the Condensed Consolidated Balance Sheet as of June 30, 2020.

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

COVID-19 Pandemic:

In January 2020, an outbreak of a respiratory illness caused by a new strain of coronavirus was identified. The disease has since spread rapidly across the world, causing the World Health Organization to declare the outbreak a pandemic (the “COVID-19 Pandemic”) on March 12, 2020. Since that time, governments and businesses have taken measures to limit the impact of the COVID-19 Pandemic, including the issuance of shelter-in-place orders, social distancing measures, travel bans and restrictions and business shutdowns.

On March 16, 2020, the Company announced that, based on the advice of Minnesota state and regulatory bodies, it was temporarily suspending all card casino, simulcast, and special events operations at Canterbury Park in response to concerns about the COVID-19 Pandemic. Canterbury Park determined this voluntary suspension of activities was in the best interest of the health and safety of its guests and team members and would provide the Company an opportunity to review and update operational best practices and strategies based on what was currently known about this public health situation and future developments. On June 10, 2020, the Company reopened and resumed simulcast, live racing, and food and beverage operations. The Company also resumed table games and poker operations in the Company’s Card Casino on June 15, 2020 and July 9, 2020, respectively. These reopenings were done in compliance with Minnesota state guidelines on capacity limitations.

In connection with reopening our pari-mutuel, food and beverage, and Card Casino operations, we are adhering to social distancing requirements, which include reduced seating at table games and poker and capacity limitations to follow Minnesota state guidelines. Additionally, there is uncertainty around the impact the COVID-19 Pandemic will have on operations in the months that follow reopening.

Despite a strong start to the year, the disruptions arising from the COVID-19 Pandemic had a significant impact on the Company's financial condition and operations during the three and six months ended June 30, 2020. The duration and intensity of this global health emergency and related disruptions is uncertain. Given the dynamic nature of these circumstances, the impact on the Company’s consolidated results of operations, cash flows and financial condition in 2020 will be material, but cannot be reasonably estimated at this time as it is unknown when the COVID-19 Pandemic will end, when or how quickly the current travel restrictions will be modified or cease to be necessary and the resulting impact on the Company’s business and the willingness of customers to spend on entertainment.

We are mitigating negative impacts to our operating results by taking signification actions, as discussed below.

During the temporary closures and suspension of the Company’s operations described above, all Canterbury Park employees, except for a limited number of key personnel required for basic ongoing maintenance, security, and management needs, were placed on an unpaid furlough. The Company also implemented a salary reduction for all remaining non-furloughed employees based on a combination of the employee’s salary and the employee’s responsibilities during the temporary shutdown. Upon the Company’s reopening of operations, the Company has implemented a salary reduction for the management team, which is in effect through the remainder of 2020.

On March 16, 2020, the Company announced that the Company’s Board of Directors had suspended the Company’s quarterly cash dividend until the Company’s business operations return to normal.

Other additional measures taken by the Company include postponing non-essential capital expenditures, reducing operating costs, and substantially reducing discretionary spending.

We expect these measures to partially mitigate the impacts of the COVID-19 Pandemic on our full year 2020 financial results. The Company has a strong consolidated balance sheet with no long-term debt and an $8.0 million credit line that is anticipated to provide the Company with the necessary liquidity and financial flexibility to manage through this challenging operating environment. Additionally, the Company expects to generate substantial cash inflows from its development operations in 2020. This is expected to be obtained from a land sale in 2020, as well as receiving approximately $3.2 million of its related party receivable in connection with the closing of the Doran Canterbury II project.

As the impact of the COVID-19 Pandemic on the economy and our operations evolves, we will continue to assess the impact on the Company and respond accordingly.

Operations Review for the Three and Six Months Ended June 30, 2020:

Revenues:

Total net revenues for the three months ended June 30, 2020 were $2,768,000, a decrease of $13,665,000, or 83.2%, compared to total net revenues of $16,433,000 for the three months ended June 30, 2019. Total net revenues for the six months ended June 30, 2020 were $13,717,000, a decrease of $14,307,000, or 51.1%, compared to total net revenues of $28,024,000 for the six months ended June 30, 2019. This decrease consists of decreases in pari-mutuel, card casino, food and beverage, and other revenues driven by the COVID-19 Pandemic. See below for a further discussion of our sources of revenues.

Pari-Mutuel Data Revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Simulcast	$219,000	$1,634,000	$1,234,000	$2,852,000
Live racing	122,000	912,000	122,000	912,000
Guest fees	557,000	418,000	557,000	418,000
Other revenue	522,000	244,000	803,000	517,000
Total Pari-Mutuel Revenue	$1,420,000	$3,208,000	$2,716,000	$4,699,000

Total pari-mutuel revenue decreased $1,788,000, or 55.7%, and $1,983,000, or 42.2%, for the three and six months ended June 30, 2020 compared to the same periods in 2019. The decreases in simulcast and live racing revenue are due to the COVID-19 Pandemic described above, including the fact that these operations were closed from March 16, 2020 until June 10, 2020. Slightly offsetting these decreases are increases in guest fees and other revenue. Guest fees increased due to increased out of state handle as a result of racing weekdays in June 2020 upon reopening the pari-mutuel operations on June 10, 2020. The increase in other revenue is due to an increase in Advanced Deposit Wagering (ADW).

Card Casino Revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Poker Games	$-	$1,823,000	$1,657,000	$3,753,000
Table Games	750,000	6,195,000	5,826,000	11,391,000
Total Collection Revenue	750,000	8,018,000	7,483,000	15,144,000
Other Poker Revenue	-	520,000	483,000	948,000
Other Table Games Revenue	45,000	353,000	390,000	699,000
Total Card Casino Revenue	$795,000	$8,891,000	$8,356,000	$16,791,000

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

As indicated by the table above, total Card Casino revenue decreased $8,096,000, or 91.1%, and 8,435,000, or 50.2%, for the three and six months ended June 30, 2020, compared to the same periods in 2019. These decreases are due to the COVID-19 Pandemic described above. When the Company reopened its table games operations on June 15, 2020, this include reduced seating at table games and capacity limitations to follow Minnesota state guidelines. The Company did not resume poker operations until July 2020.

Food and Beverage Revenue:

Food and beverage revenue decreased $2,433,000, or 95.6%, and $2,667,000, or 68.4%, for the three and six months ended June 30, 2020 compared to the same periods in 2019. These decreases are due to the COVID-19 Pandemic described above.

Other Revenue:

Other revenue decreased $1,349,000, or 75.4%, and $1,223,000, or 46.4% for the three and six months ended June 30, 2020 compared to the same periods in 2019. These decreases are due to the COVID-19 Pandemic described above.

Operating Expenses:

Total operating expenses decreased $10,042,000, or 66.4%, and $10,848,000, or 40.6%, for the three and six months ended June 30, 2020 compared to the same periods in 2019. These decreases in operating expenses reflect reductions in the majority of the Company’s operating expense line items, primarily as a result of the Company’s temporary suspension of operations through June 9, 2020. The following paragraphs provide further detail regarding certain operating expenses.

Purse expense decreased $1,359,000, or 69.3%, and $1,651,000, or 49.2% for the three and six months ended June 30, 2020 compared to the same periods in 2019. The decrease for both periods is due to lower pari-mutuel and Card Casino revenues. The decrease for the six months ended June 30, 2020 compared to the same period in 2019 is also due to the change in the purse payment structure related to changes in our horsemen contract for 2019.

Salaries and benefits decreased $5,043,000, or 72.7%, and $5,211,000, or 41.1%, for the three and six months ended June 30, 2020, compared to the same periods in 2019. The decreases are due primarily to the COVID-19 Pandemic, which resulted in the majority of Company employees being placed on an unpaid furlough during the temporary suspension of operations. The decrease is also due to a decrease in expenses related to our bonus plans, as these have been temporarily suspended, or converted into retention plans, as a result of the COVID-19 Pandemic.

Additionally, labor costs were unusually high as a percentage of revenues in 2019 as a result of inefficiencies caused by the Card Casino construction in January and February and re-opening in March 2019.

Cost of food and beverage sales decreased $1,131,000 or 94.1%, and $1,192,000, or 65.2%, for the three and six months ended June 30, 2020, compared to the same periods in 2019. The decreases are due to lower food and beverage revenues as a result of the COVID-19 Pandemic.

Advertising and marketing decreased $719,000 or 95.0%, and $725,000, or 76.6%, for the three and six months ended June 30, 2020, compared to the same periods in 2019. The decreases are due to a reduction in advertising and marketing spend as a result from the COVID-19 Pandemic.

During the six months ended June 30, 2019, the Company recorded a loss on disposal of assets totaling $108,000. This primarily related to a write-off of assets disposed of in remodeling our Card Casino. Also, during the same period, the Company recorded a gain on insurance recoveries of $199,000 as a result of insurance proceeds related to flood damage incurred at the Racetrack

The Company recorded a net loss of $1,181,000 and $926,000, for the three and six months ended June 30, 2020. Net income for the three and six months ended June 30, 2020 and 2019 was $958,000 and $1,014,000, respectively.

EBITDA

To supplement our financial statements, we also provide investors with information about our EBITDA and Adjusted EBITDA, each of which is a non-GAAP measure, which excludes certain items from net income (loss), a GAAP measure. We define EBITDA as earnings before interest, income tax (benefit) expense, and depreciation and amortization. We define Adjusted EBITDA as earnings before interest income, income tax (benefit) expense, depreciation and amortization, as well as excluding gain on insurance recoveries and loss from disposal of assets. Neither EBITDA nor adjusted EBITDA is a measure of performance calculated in accordance with GAAP and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance. EBITDA is presented as a supplemental disclosure because it is a widely used measure of performance and a basis for valuation of companies in our industry. Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do. Adjusted EBITDA reflects additional adjustments to EBITDA to eliminate unusual items and we believe the exclusion of these items allows for better comparability of our performance between periods.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and to adjusted EBITDA (defined above) which are non-GAAP financial measures, for the three and six months ended June 30, 2020 and 2019:

Summary of EBITDA Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
NET (LOSS) INCOME	$(1,181,197)	$957,757	$(925,976)	$1,014,329
Interest income, net	(169,358)	(45,319)	(333,048)	(108,558)
Income tax (benefit) expense	(1,117,663)	392,316	(1,067,499)	376,223
Depreciation	693,640	576,221	1,410,493	1,201,740
EBITDA	(1,774,578)	1,880,975	(916,030)	2,483,734
Gain on insurance recoveries	—	(204,274)	—	(198,974)
Loss on disposal of assets	—	—	—	108,037
ADJUSTED EBITDA	$(1,774,578)	$1,676,701	$(916,030)	$2,392,797

Adjusted EBITDA decreased $3,451,000, or 205.8%, for the three months ended June 30, 2020 as compared to the same period in 2019. Adjusted EBITDA decreased $3,309,000, or 138.3%, for the six months ended June 30, 2020 compared to the same period in 2020. The decreases are due to the COVID Pandemic described above and the temporary suspension of our operations.

Contingencies:

The Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community, which became effective on March 4, 2012, and was amended in the respective first quarters of 2015, 2016, 2017, 2018, and June 2020 and will expire December 31, 2022. The CMA contains specific covenants that, if breached, would trigger an obligation to repay a specified amount related to these covenants. At this time, management believes that the likelihood that the breach of a covenant would occur and that the Company would be required to pay the specified amount related to a covenant is remote.

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

Liquidity and Capital Resources:

The Company has a general credit and security agreement with a financial institution, which provides a revolving credit line up to $8.0 million and allows for letters of credit in the aggregate amount of up to $2.0 million to be issued under the credit agreement. As of June 30, 2020, the bank issued a $1,250,000 letter of credit on behalf of the Company and therefore, the Company has an available credit line up to $6,750,000. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. This agreement was amended as of September 30, 2019 to extend the maturity date to September 30, 2020. As of June 30, 2020, the outstanding balance on the line of credit was $2,865,000. Subsequent to the end of the quarter, the Company was repaid $2,940,000 as part of the transaction with Doran as described in Note 10 and Note 11 and used a portion of these funds to make a payment on its line of credit.

The Company’s cash, cash equivalents, and restricted cash balance at June 30, 2020 was $4,349,000 compared to $3,927,000 as of December 31, 2019. The Company believes that unrestricted funds available in its cash accounts, amounts available under its revolving line of credit, along with funds generated from operations and future land sales, will be sufficient to satisfy its liquidity and capital resource requirements for regular operations, as well as its planned development expenses during 2020. However, if the Company engages in any additional significant real estate development, additional financing would more than likely be required.

Given its number of employees and the nature of its primary operations, the Company does not currently qualify for any of the federal lending assistance offered by the CARES Act that was passed in late March and April 2020, including the Paycheck Protection Program or other CARES Acts small business lending programs.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 was $379,000 primarily as a result of the following: The Company reported a net loss of $926,000, depreciation of $1,410,000, loss from equity investment of $150,000, and stock-based compensation and 401(k) match totaling $243,000. The Company also experienced an increase in payable to horseperson of $2,753,000. This was offset by an increase in accounts receivable of $1,008,000 and income taxes receivable of $2,506,000 and decrease in accrued wages and payroll taxes of $788,000.

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

Investing Activities

Net cash used in investing activities for the first six months of 2020 and 2019 was $1,764,000 and $9,350,000, respectively, primarily for additions to land, buildings, and equipment and additions for TIF eligible improvements.

Financing Activities

Net cash provided by financing activities during the first six months of 2020 and 2019 was $2,566,000 and $613,000, primarily due to borrowings on the line of credit and proceeds from purchases of stock through the Employee Stock Purchase Plan and the exercise of stock options, partially offset by cash dividends paid to shareholders.

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

Our significant accounting policies are included in Note 2 to our consolidated financial statements in our 2019 Annual Report on Form 10-K. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Property and Equipment - We have significant capital invested in our property and equipment, which represents 63.5% of our total assets at June 30, 2020. We use our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows. If the sum of the related expected future net cash flows is less than the carrying value, management would determine how much of an impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. We have determined that no impairment of these assets exists at June 30, 2020.

Stock-Based Compensation – Accounting guidance requires measurement of services provided in exchange for a share-based payment based on the grant date fair market value. We use our judgment in determining the assumptions used to determine the fair value of equity instruments granted using a Black-Scholes model. The Company also grants Long Term Incentive Awards under the Long Term Incentive Plan (the “LTI Plan”) under which Company executive officers and other senior executives have the opportunity to receive a payout of shares of the Company’s common stock at the end of a three-year period. Management must make a number of assumptions to estimate future results to determine the compensation expense of the LTI Plan. As a result of the COVID-19 Pandemic, the Company has temporarily suspended its LTI Plan until there is more certainty about the Company’s future operations.

Commitments and Contractual Obligations:

The Company entered into the CMA with the SMSC on June 4, 2012, that was amended in January 2015, 2016, 2017, March 2018, and June 2020 and expires December 31, 2022. See “Cooperative Marketing Agreement” below.

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

Because the Company is conducting a more limited 2020 live race meet due to the COVID-19 Pandemic, the Company and SMSC entered into the Fifth Amendment Agreement (“Fifth Amendment”) to the CMA effective June 8, 2020. Under the Fifth Amendment, the SMSC agreed to provide up to $5,620,000 for the annual purse enhancement for the year 2020. The annual purse enhancement that the SMSC is obligated to pay under the CMA for 2021 and 2022 was not changed and remains at $7,280,000 per year.

Under the terms of the CMA, as amended, the SMSC made payments of $1.1 million and $7.4 million during the first six months of 2020 and 2019, respectively, primarily for purse enhancements for the respective live race meets.

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits, and events. Under the Fifth Amendment, the SMSC is not required to pay the Company a 2020 annual marketing payment, but the Company will use previously paid but unspent funds for these purposes.

As noted above and affirmed in the Fifth Amendment, SMSC is obligated to make the following purse enhancement and marketing payments for 2021 through 2022:

	Purse Enhancement Payments to	Marketing Payments to
Year	Horsemen (1)	Canterbury Park
2021	7,380,000	1,620,000
2022	7,380,000	1,620,000

1 Includes $100,000 each year payable to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s condensed consolidated statements of operations. For the three and six months ended June 30, 2020, the Company recorded $253,000 and $321,000 in other revenue, respectively, incurred $215,000 and $245,000 in advertising and marketing expense, respectively, and incurred $38,000 and $76,000 in depreciation, respectively, related to the SMSC marketing funds. For the three and six months ended June 30, 2019, the Company recorded $378,000 and $453,000 in other revenue, respectively, incurred $321,000 and $340,000 in advertising and marketing expense, respectively, and incurred $57,000 and $113,000 in depreciation, respectively, related to the SMSC marketing funds.

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

Forward-Looking Statements:

From time-to-time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, we may make forward-looking statements concerning possible or anticipated future financial performance, prospective business activities or plans that are typically preceded by words such as “believes,” “expects,” “anticipates,” “intends” or similar expressions. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that these forward-looking statements are subject to risks and uncertainties that could affect our actual results and cause actual results to differ materially from those indicated in the forward-looking statements. These risks and uncertainties include, but are not limited to:

●	material fluctuations in attendance at the Racetrack;
●	any short-term or long-term effect that the COVID-19 Pandemic may have on the economy generally, or us as an entertainment venue, including reluctance from customers to visit our Racetrack or Card Casino or social distancing measures that we may voluntarily take that would limit attendance at our facilities;

●	the fact that due to the COVID-19 Pandemic, our non-real estate development operations were closed from March 16, 2020 to mid-June and early July 2020, when we resumed these operations on a more limited basis in light of restrictions imposed by Minnesota regulatory bodies;
●	decline in interest in wagering on horse races at the Racetrack, at other tracks, or on unbanked card games offered at the Card Casino;
●	competition from other venues offering unbanked card games or other forms of wagering;
●	greater-than-anticipated expenses or a lower-than-anticipated return on the development of our underutilized land, including our joint venture to develop a luxury apartment complex;
●	competition from other sports and entertainment options;
●	increases in compensation and employee benefit costs;
●	increases in the percentage of revenues allocated for purse fund payments;
●	higher-than-expected expenses related to new marketing initiatives;
●	the impact of wagering products and technologies introduced by competitors;
●	legislative and regulatory decisions and changes, including decision or actions related to sports betting that would adversely affect our betting environment;
●	any legal, judicial, legislative or regulatory action or event that would adversely affect our ten-year Cooperative Marketing Agreement with the Shakopee Mdewakanton Sioux Community, which enhances the purses for daily racing at Canterbury Park and supports cooperative marketing programs for the two organizations, benefiting the stability and quality of live horse racing;
●	the fact that under the Redevelopment Agreement with the City of Shakopee, the Company has agreed to undertake a number of specific infrastructure improvements within the TIF District, and the amounts that Canterbury Park will be paid as reimbursement under the TIF program for these improvements is not guaranteed, but will depend in part on future tax revenues generated from the developed property;
●	the success of the Company’s Canterbury Commons real estate development, including our reliance upon our joint venture partner Doran Companies to construct and profitably operate the upscale apartment complex;
●	our success in our joint ventures and pending real estate developments;
●	the fact that 2019 first quarter construction activity in our Card Casino resulted in a decline in Card Casino revenues and any future construction activity may result in similar decline;
●	the fact the infrastructure improvements that we are making pursuant to the Redevelopment Agreement with the City of Shakopee together with improvements we are making to our parking facilities may disrupt traffic flow in a manner that discourages our customers from visiting our facilities, thereby affecting our revenue and profitability;
●	our ability to develop and maintain high-quality food and beverage offerings that we can market and sell to our Racetrack and Card Casino patrons, as well as future residents of the new Triple Crown Apartments at Canterbury that are being developed by the Doran–Canterbury joint ventures;

●	the general health of the gaming sector; and
●	other factors that are beyond our ability to control or predict.

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Note applicable.

ITEM 4:    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures:

The Company’s President and Chief Executive Officer, Randall D. Sampson and Chief Financial Officer, Randy J. Dehmer, have reviewed the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon this review, these officers have concluded that the Company’s disclosure controls and procedures are effective.

(b)      Changes in Internal Control over Financial Reporting:

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.      Legal Proceedings

Not Applicable.

Item 1A.   Risk Factors

There have been no changes to the Risk Factors listed in the Form 10-K for the year ended December 31, 2019.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable.
(b)	Not Applicable.
(c)

On December 17, 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 10b-18 in open market transactions, block purchases of privately negotiated transactions (the “2008 Stock Repurchase Plan”). From its adoption until August 13, 2012, the Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and, on that date, authorized the repurchase of an additional 100,000 shares of the Company’s common stock. The Company did not repurchase any shares during the first quarter of 2020. The maximum number of shares that may yet be purchased under the above authorizations is 128,781 as of June 30, 2020.

Item 3.     Defaults upon Senior Securities

Not Applicable.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

Not Applicable.

Item 6.     Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1	Press Release dated August 10, 2020 announcing 2020 Second Quarter Results.

101

The following financial information from Canterbury Park Holding Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, formatted in eXtensible Business Reporting Language XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months ended June 30, 2020 and June 30, 2019, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months ended June 30, 2020 and June, 2019, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2020 and June 30, 2019, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: August 11, 2020	/s/ Randall D. Sampson

Randall D. Sampson,
Executive Chairman, President, and Chief Executive Officer

Dated: August 11, 2020	/s/ Randy J. Dehmer
Randy J. Dehmer, Chief Financial Officer