Form 10-Q
period 2020-09-30
Canterbury Park Holding Corp
filed 2020-11-10
CIK 1672909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

⌧           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020.

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

The Company had 4,718,825 shares of common stock, $.01 par value, outstanding as of November 1, 2020.

Canterbury Park Holding Corporation

PART 1 – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2020	2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$186,821	$355,399
Restricted cash	4,057,079	2,308,955
Short-term investments	—	103,886
Current portion of related party receivable	568,027	—
Accounts receivable, net of allowance of $19,250 for both periods	1,596,559	302,037
Inventory	250,190	390,118
Prepaid expenses	463,648	501,493
Income taxes receivable	1,297,778	—
Total current assets	8,420,102	3,961,888

LONG-TERM ASSETS
Deposits	49,500	49,500
Restricted cash - long-term portion	—	1,262,744
TIF receivable	10,607,423	9,708,856
Related party receivable	937,528	3,528,927
Operating lease right-of-use assets	47,119	74,832
Equity investment	8,332,052	2,992,633
Land held for development	5,528,673	9,191,107
Property, plant, and equipment, net	33,718,236	34,642,595
TOTAL ASSETS	$67,640,633	$65,413,082

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	2,827,713	3,495,238
Card Casino accruals	2,849,564	2,167,056
Accrued wages and payroll taxes	1,787,149	2,254,379
Cash dividend payable	—	324,439
Accrued property taxes	1,093,921	1,019,658
Deferred revenue	542,033	1,482,130
Payable to horsepersons	1,538,809	557,696
Current portion of finance lease obligations	25,431	24,500
Current portion of operating lease obligations	24,333	29,776
Income taxes payable	—	120,960
Total current liabilities	10,688,953	11,475,832

LONG-TERM LIABILITIES
Deferred income taxes	5,935,200	4,404,300
Finance lease obligations, net of current portion	52,593	71,784
Operating lease obligations, net of current portion	22,786	45,056
Total long-term liabilities	6,010,579	4,521,140
TOTAL LIABILITIES	16,699,532	15,996,972

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,718,825 and 4,644,522 respectively, shares issued and outstanding	47,188	46,445
Additional paid-in capital	23,418,805	22,733,933
Retained earnings	27,475,108	26,635,732
Total stockholders’ equity	50,941,101	49,416,110
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$67,640,633	$65,413,082

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
OPERATING REVENUES:
Pari-mutuel	$4,184,533	$3,578,841	$6,901,142	$8,277,727
Card Casino	7,191,607	8,559,935	15,547,974	25,350,903
Food and beverage	861,723	3,838,792	2,091,855	7,735,986
Other	1,062,151	2,623,073	2,475,857	5,259,899
Total Net Revenues	13,300,014	18,600,641	27,016,828	46,624,515

OPERATING EXPENSES:
Purse expense	2,389,068	2,085,277	4,094,136	5,441,449
Minnesota Breeders’ Fund	268,887	290,104	582,058	813,906
Other pari-mutuel expenses	253,665	293,742	533,205	1,013,793
Salaries and benefits	5,449,631	7,147,203	12,920,833	19,829,175
Cost of food and beverage and other sales	425,296	1,571,048	1,060,335	3,398,220
Depreciation and amortization	655,003	785,327	2,065,496	1,987,067
Utilities	512,315	567,763	1,004,947	1,266,681
Advertising and marketing	108,628	947,377	330,792	1,894,898
Professional and Contracted Services	1,026,140	1,773,826	2,608,869	4,078,565
Loss on disposal of assets	13,407	6,376	13,407	114,413
Gain on insurance recoveries	—	—	—	(198,874)
Other operating expenses	1,143,359	1,659,236	2,925,019	4,229,849
Total Operating Expenses	12,245,399	17,127,279	28,139,097	43,869,142
Gain on transfer of land	2,275,458	—	2,275,458	—
INCOME FROM OPERATIONS	3,330,073	1,473,362	1,153,189	2,755,373
OTHER OPERATING INCOME (LOSS)
Loss from equity investment	(511,616)	—	(661,255)	—
Interest income, net	168,552	96,065	501,600	204,623
Net Other Operating (Loss) Income	(343,064)	96,065	(159,655)	204,623
INCOME BEFORE INCOME TAXES	2,987,009	1,569,427	993,534	2,959,996
INCOME TAX BENEFIT (EXPENSE)	(1,137,997)	(418,942)	(70,498)	(795,164)
NET INCOME	$1,849,012	$1,150,485	$923,036	$2,164,832

Basic earnings per share	$0.39	$0.25	$0.20	$0.47
Diluted earnings per share	$0.39	$0.25	$0.20	$0.47
Weighted Average Basic Shares Outstanding	4,708,966	4,604,562	4,688,282	4,583,591
Weighted Average Diluted Shares	4,708,966	4,608,987	4,691,378	4,596,314
Cash dividends declared per share	$0.00	$0.07	$0.00	$0.21

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended September 30, 2020
	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at June 30, 2020	4,706,814	$47,068	$23,096,660	$25,626,591	$48,770,319

Stock-based compensation		—	203,966	—	203,966
Dividend distribution	—	—	—	(495)	(495)
401(K) stock match	9,657	97	118,202	—	118,299
Issuance of deferred stock awards	2,354	23	(23)	—	—
Net income	—	—	—	1,849,012	1,849,012

Balance at September 30, 2020	4,718,825	$47,188	$23,418,805	$27,475,108	$50,941,101

For the nine months ended September 30, 2020
	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2019	4,644,522	$46,445	$22,733,933	$26,635,732	$49,416,110

Exercise of stock options	24,250	242	200,548	—	200,790
Other share retirements	(9,920)	(99)	(44,587)	(79,512)	(124,198)
Stock-based compensation	—	—	271,631	—	271,631
Dividend distribution	—	—	—	(4,148)	(4,148)
401(K) stock match	28,154	282	293,693	—	293,975
Issuance of deferred stock awards	27,917	279	(72,659)	—	(72,380)
Shares issued under Employee Stock Purchase Plan	3,902	39	36,246	—	36,285
Net income	—	—	—	923,036	923,036

Balance at September 30, 2020	4,718,825	$47,188	$23,418,805	$27,475,108	$50,941,101

For the three months ended September 30, 2019
	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at June 30, 2019	4,604,107	$46,041	$22,223,470	$25,579,114	$47,848,625

Exercise of stock options	2,500	25	20,675	—	20,700
Stock-based compensation	—	—	39,825	—	39,825
Dividend distribution	—	—	—	(322,845)	(322,845)
401(K) stock match	12,814	128	158,765	—	158,893
Net Income	—	—	—	1,150,485	1,150,485

Balance at September 30, 2019	4,619,421	$46,194	$22,442,735	$26,406,754	$48,895,683

For the nine months ended September 30, 2019
	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2018	4,527,685	$45,277	$21,420,886	$25,268,187	$46,734,350

Exercise of stock options	32,810	328	206,264	—	206,592
Other share retirements	(5,863)	(59)	(27,915)	(62,023)	(89,997)
Stock-based compensation	—	—	203,333	—	203,333
Dividend distribution	—	—	—	(964,242)	(964,242)
401(K) stock match	42,405	424	567,994	—	568,418
Issuance of deferred stock awards	10,968	110	(55,044)	—	(54,934)
Shares issued under Employee Stock Purchase Plan	11,416	114	127,217	—	127,331
Net income	—	—	—	2,164,832	2,164,832

Balance at September 30, 2019	4,619,421	$46,194	$22,442,735	$26,406,754	$48,895,683

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating Activities:
Net income	$923,036	$2,164,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,065,496	1,987,067
Stock-based compensation expense	271,631	203,333
Stock-based employee match contribution	293,975	567,994
Deferred income taxes	1,530,900	486,200
Loss from equity investment	661,255	2,377
Loss on disposal of assets	13,407	114,413
Gain on transfer of land	(2,275,458)	—
Gain on insurance recoveries	—	(198,874)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,294,522)	(166,082)
Decrease in other current assets	177,773	54,370
Increase (decrease) in income taxes receivable	(1,418,738)	136,965
Increase in due from Minnesota horsemen associations	—	(1,093,742)
Decrease in operating lease right-of-use assets	27,713	26,296
Decrease in operating lease liabilities	(27,713)	(26,296)
Increase in accounts payable	(739,214)	(189,665)
(Decrease) increase in deferred revenue	(940,097)	652,960
Increase in Card Casino accruals	682,508	448,842
Decrease in accrued wages and payroll taxes	(467,230)	(753,114)
Increase in accrued property taxes	213,812	235,706
Increase (decrease) in payable to horsepersons	981,113	(706,122)
Net cash provided by operating activities	679,647	3,947,460

Investing Activities:
Additions to property, plant, and equipment	(1,432,770)	(6,686,126)
Additions for TIF eligible improvements	(750,983)	(6,013,782)
Decrease (increase) in related party receivable	2,023,372	(178,100)
Decrease in notes receivable	—	1,058,508
Proceeds from sale of investments	103,886	102,659
Net cash used in investing activities	(56,495)	(11,716,841)

Financing Activities:
Proceeds from issuance of common stock	112,876	244,350
Payments against line of credit	(5,866,416)	(3,920,256)
Borrowings on line of credit	5,866,416	5,592,246
Cash dividend paid to shareholders	(328,586)	(958,317)
Payments for taxes related to net share settlement of equity awards	(72,380)	(54,934)
Principal payments on finance lease	(18,260)	(17,304)
Net cash (used in) provided by financing activities	(306,350)	885,785

Net increase in cash, cash equivalents, and restricted cash	316,802	(6,883,596)

Cash, cash equivalents, and restricted cash at beginning of period	3,927,098	11,203,998

Cash, cash equivalents, and restricted cash at end of period	$4,243,900	$4,320,402

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

Schedule of non-cash investing and financing activities
Additions to buildings and equipment funded through accounts payable	$72,000	$339,000
Transfer of future TIF reimbursed costs from PP&E	899,000	6,014,000
ROU assets obtained in exchange for operating lease obligations	—	103,000
Transfer of assets to Doran Canterbury II	1,786,997	—
Transfer of assets to Canterbury DBSV	2,133,618	—
Dividend declared	—	323,000

Supplemental disclosure of cash flow information:
Income taxes paid	$80,000	$640,000
Interest paid	39,000	30,000

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Canterbury Park Holding Corporation’s (the “Company,” “we,” “our,” or “us”) Racetrack operations are conducted at facilities located in Shakopee, Minnesota, approximately 25 miles southwest of downtown Minneapolis. In May 1994, the Company commenced year-round horse racing simulcast operations and hosted the first annual live race meet during the summer of 1995. The Company’s live racing operations are a seasonal business as it typically hosts live race meets each year from May until September. The Company earns additional pari-mutuel revenue by televising its live racing to out-of-state racetracks around the country. Canterbury Park’s Card Casino typically operates 24 hours a day, seven days a week and is limited by Minnesota State law to conducting card play on a maximum of 80 tables. The Card Casino currently offers a variety of poker and table games. The Company’s three largest sources of revenues are from Card Casino operations, pari-mutuel operations, and food and beverage sales. The Company also derives revenues from related services and activities, such as admissions, advertising signage, publication sales, and from other entertainment events and activities held at the Racetrack. Additionally, the Company is developing approximately 140 acres of underutilized land surrounding the Racetrack in a project known as Canterbury CommonsTM. The Company is pursuing several mixed-use development opportunities for this land, directly and through joint ventures.

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

Despite a strong start to the year, the disruptions arising from the COVID-19 Pandemic had a significant impact on the Company's financial condition and operations during the three and nine months ended September 30, 2020. The duration and intensity of this global health emergency and related disruptions is uncertain. Given the dynamic nature of these circumstances, the impact on the Company’s consolidated results of operations, cash flows and financial condition in 2020 has been material, and the Company expects it will continue to be material. The Company cannot reasonably estimate at this time when the COVID-19 Pandemic will end, or when or how quickly the current travel restrictions and capacity restrictions will be modified or cease to be necessary. As a result, it is difficult to predict the continuing and future impact on the Company’s business and the willingness of customers to spend on entertainment.

The Company has no long-term debt and a $6.0 million credit line. The Company anticipates that its existing cash balance, any cash generated from operations and availability under its credit line will provide the Company with the necessary liquidity and financial flexibility to manage through this challenging operating environment. We have taken significant actions to mitigate the effects of the COVID-19 Pandemic on our operations, including initiating workforce reductions and furloughs, suspending the Company’s quarterly cash dividend, postponing non-essential capital expenditures, reducing operating costs, and substantially reducing discretionary spending. We expect these countermeasures to partially mitigate the impact of COVID-19 on our full year 2020 financial results. As the impact of the COVID-19 Pandemic on the economy and our operations evolves, we will continue to assess the impact on the Company and respond accordingly.

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

The condensed consolidated balance sheets and the related condensed consolidated statements of operations, stockholders’ equity, and the cash flows for the periods ended September 30, 2020 and 2019 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, statement of stockholders’ equity, and cash flows at September 30, 2020 and 2019 and for the periods then ended have been made.

Summary of Significant Accounting Policies – A detailed description of our significant accounting policies can be found in our most recent Annual Report on the 2019 Form 10-K. There were no material changes in significant accounting policies during the three and nine months ended September 30, 2020.

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

Payable to Horsepersons - The Minnesota Pari-mutuel Horse Racing Act requires the Company to segregate a portion of funds (recorded as purse expense in the statements of operations) received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ association. Pursuant to an agreement with the Minnesota Horsemen’s Benevolent and Protective Association (“MHBPA”), the Company transferred into a trust account or paid directly to the MHBPA, $2,885,000 and $6,299,000 for the nine months ended September 30, 2020 and 2019, respectively, related to thoroughbred races. Minnesota Statutes provide that amounts transferred into the trust account are the property of the trust and not of the Company, and therefore these amounts are not recorded on the Company’s Condensed Consolidated Balance Sheet.

Reclassifications – Prior period financial statements have been reclassified to conform to current period presentations. Certain land costs have been reclassified on the December 31, 2019 Consolidated Balance Sheets from Property, plant, and equipment, net to Land held for development.

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

Board of Directors Stock Option, Deferred Stock Awards, and Restricted Stock Grants

The Company’s Stock Plan currently authorizes annual grants of restricted stock, deferred stock, stock options, or any combination of the three, to non-employee members of the Board of Directors at the time of the Company’s annual shareholders’ meeting as determined by the Board prior to each such meeting. Options granted under the Plan generally expire 10 years after the grant date. Restricted stock and deferred stock grants generally vest 100% one year after the date of the annual meeting at which they were granted, are subject to restrictions on resale for an additional year, and are subject to forfeiture if a board member terminates his or her board service prior to the shares vesting. On June 25, 2020, 17,975 shares of deferred stock awards were granted to non-employee members of the Board of Directors with a price per share equal to the market value on the date of grant of $11.07. The vesting schedule of these awards is described above. There were no unvested restricted stock or stock options outstanding at September 30, 2020.

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

Stock-based compensation expense related to the LTI Plan, deferred stock awards and restricted stock awards is included on the Condensed Consolidated Statements of Operations and totaled $272,000 and $203,000 for the nine months ended September 30, 2020 and 2019, respectively and $204,000 and $40,000 for the three months ended September 30, 2020 and 2019, respectively.

Employee Stock Option Grants

The Company has granted incentive stock options to employees pursuant to the Company’s Stock Plan with an exercise price equal to the market price on the date of grant. The options vest over a 42-month period and expire in 10 years.

A summary of stock option activity as of September 30, 2020 and changes during the nine months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Grant Date
Stock Options	Options	Price	Term	Fair Value

Outstanding at January 1, 2020	33,250	$9.64
Granted	-	-
Exercised	(24,250)	8.28
Expired/Forfeited	-	-
Outstanding at September 30, 2020	9,000	$13.30	0.3 Years	$119,700

Exercisable at September 30, 2020	9,000	$13.30	0.3 Years	$119,700

3.    NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (numerator) amounts used for basic and diluted per share computations:	$1,849,012	$1,150,485	$923,036	$2,164,832

Weighted average shares (denominator) of common stock outstanding:
Basic	4,708,966	4,604,562	4,688,282	4,583,591
Plus dilutive effect of stock options	—	4,425	3,096	12,723
Diluted	4,708,966	4,608,987	4,691,378	4,596,314

Net income per common share:
Basic	$0.39	$0.25	$0.20	$0.47
Diluted	0.39	0.25	0.20	0.47

Options to purchase 9,000 shares of common stock at an average price of $13.30 per share were outstanding but not included in the computation of diluted net income per share for the nine months ended September 30, 2020 and September 30, 2019 because the exercise price of the options exceeded the market price of the Company’s common stock at September 30, 2020 and September 30, 2019.

4.    GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with a financial institution, which provides a revolving credit line up to $6.0 million and allows for letters of credit in the aggregate amount of up to $2.0 million to be issued under the credit agreement. As of September 30, 2020, the bank issued a $1,250,000 letter of credit on behalf of the Company and therefore, the Company has an available credit line up to $4,750,000. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. This agreement was amended as of September 30, 2020 to extend the maturity date to December 31, 2020. As of September 30, 2020, the outstanding balance on the line of credit was $0.

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

The following tables represent a disaggregation of revenues from contracts with customers along with the Company’s operating segments (in 000’s):

	Nine Months Ended September 30, 2020
	Horse Racing	Card Casino	Food and Beverage	Development	Total
Net revenues from external customers	$9,284	$15,548	$2,161	$24	$27,017
Intersegment revenues	72	—	374	—	446
Net interest (expense) income	(36)	—	—	538	502
Depreciation	1,491	411	163	—	2,065
Segment (loss) income before income taxes	(2,697)	3,322	(528)	1,968	2,065
Segment tax expense (benefit)	(267)	235	(37)	139	70

	September 30, 2020
Segment Assets	$34,295	$3,102	$25,028	$30,324	$92,749

	Nine Months Ended September 30, 2019
	Horse Racing	Card Casino	Food and Beverage	Development	Total
Net revenues from external customers	$13,018	$25,351	$8,244	$12	$46,625
Intersegment revenues	909	—	1,088	—	1,997
Net interest (expense) income	(20)	—	—	225	205
Depreciation	1,702	111	174	—	1,987
Segment (loss) income before income taxes	(1,863)	4,765	855	80	3,837
Segment tax expense (benefit)	(736)	1,280	230	21	795

	December 31, 2019
Segment Assets	$31,618	$3,327	$25,430	$29,074	$89,449

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Nine Months Ended September 30, 2020
	2020	2019
Revenues
Total net revenue for reportable segments	$27,463	$48,622
Elimination of intersegment revenues	(446)	(1,997)
Total consolidated net revenues	$27,017	$46,625

Income before income taxes
Total segment income before income taxes	$2,065	$3,837
Elimination of intersegment loss before income taxes	(1,071)	(877)
Total consolidated income before income taxes	$994	$2,960

	September 30,	December 31,
	2020	2019
Assets
Total assets for reportable segments	$92,749	$89,449
Elimination of intercompany balances	(25,108)	(24,036)
Total consolidated assets	$67,641	$65,413

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

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at September 30, 2020 and as of the date of this report, will not have a material impact on the Company’s consolidated financial positions or results of operations.

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

Because the Company conducted a more limited 2020 live race meet due to the COVID-19 Pandemic, the Company and SMSC entered into the Fifth Amendment Agreement (“Fifth Amendment”) to the CMA effective June 8, 2020. Under the Fifth Amendment, the SMSC agreed to provide up to $5,620,000 for the annual purse enhancement for the year 2020. The annual purse enhancement that the SMSC is obligated to pay under the CMA for 2021 and 2022 was not changed and remains at $7,380,000 per year.

Under the terms of the CMA, as amended, the SMSC made payments of $5.6 million and $7.4 million during the first nine months of 2020 and 2019, respectively, primarily for purse enhancements for the respective live race meets.

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

As noted above and affirmed in the Fifth Amendment, SMSC is obligated to make the following purse enhancement and marketing payments for 2021 through 2022:

	Purse Enhancement Payments to	Marketing Payments to
Year	Horsemen (1)	Canterbury Park
2021	$ 7,380,000	$ 1,620,000
2022	$ 7,380,000	$ 1,620,000

(1) Includes $100,000 each year payable to various horsemen associations.

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s condensed consolidated statements of operations. For the three and nine months ended September 30, 2020, the Company recorded $490,000 and $811,000 in other revenue, respectively, incurred $449,000 and $694,000 in advertising and marketing expense, respectively, and incurred $41,000 and $117,000 in depreciation, respectively, related to the SMSC marketing funds. For the three and nine months ended September 30, 2019, the Company recorded $569,000 and $1,031,000 in other revenue, respectively, incurred $512,000 and $861,000 in advertising and marketing expense, respectively, and incurred $57,000 and $170,000 in depreciation, respectively, related to the SMSC marketing funds.

Under the CMA, the Company agreed for the term of the CMA, which is currently scheduled to terminate on December 31, 2022, that it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

8.  REAL ESTATE DEVELOPMENT

Equity Investments

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

In connection with the execution of the Amended Doran Canterbury I Agreement, on August 18, 2018, Canterbury Development LLC entered into an Operating Agreement with Doran Shakopee, LLC as the two members of a Minnesota limited liability company entitled Doran Canterbury II, LLC (“Doran Canterbury II”). Under the Doran Canterbury II Operating Agreement, Doran Canterbury II will pursue development of Phase II of the Project. Phase II will include an additional 300 apartment units. Canterbury Development’s equity contribution to Doran Canterbury II for Phase II was approximately 10 acres of land, which were contributed to Doran Canterbury II on July 30, 2020. In connection with its contribution, Canterbury Development became a 27.4% equity member in Doran Canterbury II with Doran owning the remaining 72.6%. As the Company is able to assert significant influence, but not control, over Doran Canterbury II’s operational and financial policies, the Company accounts for the joint venture as an equity method investment.

On June 16, 2020, Canterbury Development, entered into an Operating Agreement with an affiliate of Greystone Construction, as the two members of a Minnesota limited liability company named Canterbury DBSV Development, LLC (Canterbury DBSV). Canterbury DBSV was formed as part of a joint venture between Greystone and Canterbury Development LLC for a multi-use development on the 13-acre land parcel located on the southwest portion of the Company’s racetrack. Canterbury Development’s equity contribution to Canterbury DBSV was approximately 13 acres of land, which were contributed to Canterbury DBSV on July 1, 2020. In connection with its contribution, Canterbury Development became a 61.87% equity member in Canterbury DBSV. As the Company is able to assert significant influence, but not control, over Canterbury DBSV’s operational and financial policies, the Company accounts for the joint venture as an equity method investment.

In accordance with ASC 610-20, we determined that we do not have a controlling financial interest in the Doran Canterbury II and Canterbury DBSV joint ventures and the arrangements meet the criteria to be accounted for as a contract. Therefore, we derecognized the land and recognized a full gain (approximately $2,275,000) between the carrying amount of the land and the estimated fair value of the land transferred. In future periods, the Company will recognize its proportionate share of Doran Canterbury II and Canterbury DBSV’s earnings (after the effect of basis differences) as an increase or decrease in its Equity investment and as Income or Loss from Investment in these joint ventures.

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

Under the Redevelopment Agreement, the Company agreed to undertake a number of specific infrastructure improvements within the TIF District, including the development of public streets, utilities, sidewalks, and other public infrastructure. More specifically, the Company is obligated to construct improvements on Shenandoah Drive and Unbridled Avenue (formerly Barenscheer Boulevard) with these improvements required to be substantially complete on or before December 31, 2019 and December 31, 2020, respectively. As of September 30, 2020, improvements to Shenandoah Drive were substantially complete. The City of Shakopee has authorized changes to the Redevelopment Agreement and the responsibilities of the Company, but the Company, the City of Shakopee and other parties have not formally entered into an agreement that memorializes these changes. The Company will provide updated disclosure when the parties enter into a new agreement. As part of the authorized changes regarding the responsibilities of the Company and the city of Shakopee, improvements on Unbridled Avenue will be primarily constructed by the City of Shakopee. These improvements were well underway as of the date of this filing.

Under the Redevelopment Agreement, the City of Shakopee has agreed that a portion of the tax increment revenue generated from the developed property will be paid to the Company to reimburse it for its expense in constructing infrastructure improvements. The total estimated cost of TIF eligible improvements to be borne by the Company is $23,336,500. A detailed Schedule of the Public Improvements under the Redevelopment Agreement, the timeline for their construction and the source and amount of funding is set forth on Exhibit C of the Redevelopment Agreement, which was filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2018. The total amount of funding that Canterbury will be paid as reimbursement under the TIF program for these improvements is not guaranteed, however, and will depend on future tax revenues generated from the developed property. As of September 30, 2020, the Company recorded a TIF receivable of $10,607,000, which represents $10,056,000 of principal and $551,000 of interest. The Company expects to finance its improvements under the Redevelopment Agreement with funds from its current operating resources and existing credit facility and, potentially, third-party financing sources.

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

Lease costs related to operating leases were $19,974 and $31,463 for the nine months ended September 30, 2020 and 2019, respectively. The total lease expenses for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or liability was $256,967 and $434,332 for the nine months ended September 30, 2020 and 2019, respectively.

Lease costs included in depreciation and amortization related to our finance leases were $18,701 and $18,701 for the nine months ended September 30, 2020 and 2019. Interest expense related to our finance leases was immaterial.

The following table shows the classification of the right of use assets on our consolidated balance sheets:

		Nine Months Ended September 30,
	Balance Sheet Location	2020	2019
Assets
Finance	Land, buildings and equipment, net (1)	$78,024	$	$ 104,184
Operating	Operating lease right-of-use assets	47,119		76,816
Total Leased Assets		$125,143	$	$ 181,000

1 – Finance lease assets are net of accumulated amortization of $50,208 and $18,701 as of September 30, 2020 and 2019, respectively.

The following table shows the lease terms and discount rates related to our leases:

	Nine Months Ended September 30,
	2020	2019
Weighted average remaining lease term (in years):
Finance	2.9	4.0
Operating	0.8	1.3
Weighted average discount rate (%):
Finance	5.0%	5.0%
Operating	5.5%	5.4%

The maturity of operating leases and finance leases as of September 30, 2020 are as follows:

Nine Months Ended September 30, 2020	Operating leases	Finance leases
2020 remaining	$2,079	$7,185
2021	23,100	28,743
2022	23,100	28,743
2023	—	19,332
Total minimum lease obligations	48,279	84,003
Less: amounts representing interest	(1,160)	(5,979)
Present value of minimum lease payments	47,119	78,024
Less: current portion	(24,333)	(25,431)
Lease obligations, net of current portion	$22,786	$52,593

10. RELATED PARTY RECEIVABLES

On December 20, 2018, the Company entered into a loan agreement with Doran Family Holdings, which is the controlling partner in the Doran Canterbury I joint venture. The Company loaned Doran Family Holdings $2,910,000 net of loan origination fees, and received a promissory note totaling $2,940,000 bearing interest at 5%. On August 3, 2020, the Company received payment for this promissory note of $2,940,000.

In 2018, the Company incurred $268,000 of costs for preliminary grading work on parcels of land the Company had designated for Doran Canterbury II. The Company was to be fully reimbursed for these costs upon the commencement of the Doran Canterbury II project and thus, recorded the amount as a receivable. On August 3, 2020, the Company received payment for this receivable of $268,000.

In 2019 and 2020, the Company loaned money to the Doran Canterbury I joint venture in five separate loans in the amounts of $178,100, $137,000, $232,900, $171,250, and $191,800. These member loans bear interest at the rate equal to the Prime Rate plus two percent per annum. The Company expects to be fully reimbursed for these member loans when the joint venture achieves positive cash flow.

In 2020, the Company recorded a related party receivable of $143,000 for landscaping and irrigation costs incurred by the Company on parcels of land the Company had designated for Doran Canterbury II. The Company expects to be fully reimbursed for these costs by Doran Canterbury II in the 2020 fourth quarter.

In 2020, the Company recorded a related party receivable of $408,000 for various development related costs incurred by the Company on parcels of land the Company had designed for Canterbury DBSV. The Company expects to be fully reimbursed for these costs by Canterbury DBSV in the 2020 fourth quarter.

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

In connection with reopening our pari-mutuel, food and beverage, and Card Casino operations, we are adhering to social distancing requirements, which include reduced seating at table games and poker and capacity limitations to follow Minnesota state guidelines. Additionally, there is uncertainty around the impact the COVID-19 Pandemic will have on operations in the months that follow reopening, including the impact to changes in attendance driven by concerns about COVID-19.

Despite a strong start to the year, the disruptions arising from the COVID-19 Pandemic had a significant impact on the Company's financial condition and operations during the three and nine months ended September 30, 2020. The duration and intensity of this global health emergency and related disruptions is uncertain. Given the dynamic nature of these circumstances, the impact on the Company’s consolidated results of operations, cash flows and financial condition in 2020 will be material, but cannot be reasonably estimated at this time as it is unknown when the COVID-19 Pandemic will end, when or how quickly the current restrictions will be modified or cease to be necessary and the resulting impact on the Company’s business and the willingness of customers to spend on entertainment in venues such as ours.

We are mitigating negative impacts to our operating results by taking signification actions, as discussed below.

During the temporary closures and suspension of the Company’s operations described above, all Canterbury Park employees, except for a limited number of key personnel required for basic ongoing maintenance, security, and management needs, were placed on an unpaid furlough. The Company also implemented a salary reduction for all remaining non-furloughed employees based on a combination of the employee’s salary and the employee’s responsibilities during the temporary shutdown. Upon the Company’s reopening of operations, the Company has implemented a salary reduction for the management team, which is in effect through the remainder of 2020. Additionally, pandemic-related restrictions on our special events and group sales operations will impact our non-gaming business for at least the next several months. To address this near-term challenge, the Company recently made the very difficult decision to align staffing levels with the current level of our non-gaming business. These actions included leaving vacant positions unfilled, furloughing team members, pay reductions for senior leadership and some job eliminations.

On March 16, 2020, the Company announced that the Company’s Board of Directors had suspended the Company’s quarterly cash dividend until the Company’s business operations return to normal.

Other additional measures taken by the Company include postponing non-essential capital expenditures, reducing operating costs, and substantially reducing discretionary spending.

We expect these measures to partially mitigate the impacts of the COVID-19 Pandemic on our full year 2020 financial results. The Company has no long-term debt and a $6.0 million credit line that, when combined with the Company’s existing cash and any cash generated from operations, is anticipated to provide the Company with the necessary liquidity and financial flexibility to manage through this challenging operating environment. Additionally, the Company generated substantial cash inflows from its development operations in 2020 with receiving approximately $3.2 million of its related party receivable in connection with the closing of the Doran Canterbury II project.

As the impact of the COVID-19 Pandemic on the economy and our operations evolves, we will continue to assess the impact on the Company and respond accordingly.

Operations Review for the Three and Nine Months Ended September 30, 2020:

Revenues:

Total net revenues for the three months ended September 30, 2020 were $13,300,000, a decrease of $5,301,000, or 28.5%, compared to total net revenues of $18,601,000 for the three months ended September 30, 2019. Total net revenues for the nine months ended September 30, 2020 were $27,017,000, a decrease of $19,608,000, or 42.1%, compared to total net revenues of $46,625,000 for the nine months ended September 30, 2019. This decrease consists of decreases in card casino, food and beverage, and other revenues, partially offset by an increase in pari-mutuel revenues. See below for a further discussion of our sources of revenues.

Pari-Mutuel Revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Simulcast	$1,056,000	$1,257,000	$2,290,000	$4,108,000
Live racing	600,000	1,239,000	723,000	2,151,000
Guest fees	2,108,000	785,000	2,665,000	1,203,000
Other revenue	420,000	298,000	1,223,000	816,000
Total Pari-Mutuel Revenue	$4,184,000	$3,579,000	$6,901,000	$8,278,000

Total pari-mutuel revenue increased $605,000, or 16.9%, for the three months ended September 30, 2020 compared to the same period in 2019. The increase is due to an increase in guest fees due to increased out of state handle as a result of racing weekdays in 2020 and other revenue due to an increase in Advanced Deposit Wagering (ADW). These increases are partially offset by a decrease in simulcast and live racing revenue due to decreased attendance, primarily due to capacity limitations caused by the COVID-19 Pandemic as described above. Pari-mutuel revenue decreased $1,377,000, or 16.6%, for the nine months ended September 30, 2020 compared to the same period in 2019. The decreases are due to a reduction in simulcast and live racing revenue due to the COVID-19 Pandemic described above, including the fact that these operations were closed from March 16, 2020 until June 10, 2020. These decreases are partially offset by an increase in guest fees and other revenue.

Card Casino Revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Poker Games	$1,291,000	$1,789,000	$2,949,000	$5,542,000
Table Games	5,331,000	5,821,000	11,156,000	17,212,000
Total Collection Revenue	6,622,000	7,610,000	14,105,000	22,754,000
Other Poker Revenue	245,000	594,000	729,000	1,542,000
Other Table Games Revenue	325,000	356,000	714,000	1,055,000
Total Card Casino Revenue	$7,192,000	$8,560,000	$15,548,000	$25,351,000

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

As indicated by the table above, total Card Casino revenue decreased $1,368,000, or 16.0%, and $9,803,000, or 38.7%, for the three and nine months ended September 30, 2020, compared to the same periods in 2019. These decreases are due to the COVID-19 Pandemic described above. When the Company reopened its table games operations on June 15, 2020 and poker operations on July 9, 2020, this included reduced seating at tables and capacity limitations to follow Minnesota state guidelines.

Food and Beverage Revenue:

Food and beverage revenue decreased $2,977,000, or 77.6%, and $5,644,000, or 73.0%, for the three and nine months ended September 30, 2020 compared to the same periods in 2019. These decreases are primarily due to decreased attendance, primarily due to capacity limitations mandated across the Company’s operations as a result of the COVID-19 Pandemic described above.

Other Revenue:

Other revenue decreased $1,561,000, or 59.5%, and $2,784,000, or 52.9% for the three and nine months ended September 30, 2020 compared to the same periods in 2019. These decreases are primarily due to decreased attendance, primarily due to capacity limitations mandated across the Company’s operations as a result of the COVID-19 Pandemic described above.

Operating Expenses:

Total operating expenses decreased $4,882,000, or 28.5%, and $15,730,000, or 35.9%, for the three and nine months ended September 30, 2020 compared to the same periods in 2019. These decreases in operating expenses reflect reductions in the majority of the Company’s operating expense line items, primarily as a result of the Company’s temporary suspension of operations through June 9, 2020, limited operations upon reopening and efforts to manage expenses in light of revenue declines due to the COVID-19 Pandemic. The following paragraphs provide further detail regarding certain operating expenses.

Purse expense increased $304,000, or 14.6%, for the three months ended September 30, 2020 compared to the same period in 2019. The increase is due to a substantial increase in out of state wagering, partially offset by decreases in simulcast, live racing, and Card Casino revenues. Purse expense decreased $1,347,000, or 24.8%, for the nine months ended September 30, 2019 compared to the same period in 2019. The decrease is due to a reduction in Pari-Mutuel and Card Casino revenues.

Salaries and benefits decreased $1,698,000, or 23.8%, and $6,908,000, or 34.8%, for the three and nine months ended September 30, 2020, compared to the same periods in 2019. The decreases are due primarily to the COVID-19 Pandemic, which resulted in the majority of Company employees being placed on an unpaid furlough during the temporary suspension of operations. Labor costs have also significantly declined upon reopening in June due to the Company’s limited operations requiring significantly reduced number of personnel. Additionally, labor costs were unusually high as a percentage of revenues in 2019 as a result of inefficiencies caused by the Card Casino construction in January and February and re-opening in March 2019.

Cost of food and beverage sales decreased $1,146,000 or 72.9%, and $2,338,000, or 68.8%, for the three and nine months ended September 30, 2020, compared to the same periods in 2019. The decreases are due to lower food and beverage revenues due to decreased attendance, primarily due to capacity limitations mandated across the Company’s operations as a result of the COVID-19 Pandemic.

Advertising and marketing decreased $839,000 or 88.5%, and $1,564,000, or 82.5%, for the three and nine months ended September 30, 2020, compared to the same periods in 2019. The decreases are due to a reduction in advertising and marketing spend due to capacity limitations mandated across the Company’s operations as a result of the COVID-19 Pandemic.

During the nine months ended September 30, 2019, the Company recorded a loss on disposal of assets totaling $114,000. This primarily related to a write-off of assets disposed of in remodeling our Card Casino. Also, during the same period, the Company recorded a gain on insurance recoveries of $199,000 as a result of insurance proceeds related to flood damage incurred at the Racetrack.

During the 2020 third quarter, the Company recorded a gain on transfer of land of $2,275,000 as a result of transferring land to the Doran Canterbury II and Canterbury DBSV joint ventures.

Net income for the three months ended September 30, 2020 and 2019 $1,849,000 and $1,150,000, respectively. Net income for the nine months ended September 30, 2020 and 2019 was $923,000 and $2,165,000, respectively.

EBITDA

To supplement our financial statements, we also provide investors with information about our EBITDA and Adjusted EBITDA, each of which is a non-GAAP measure, which excludes certain items from net income (loss), a GAAP measure. We define EBITDA as earnings before interest, income tax (benefit) expense, and depreciation and amortization. We define Adjusted EBITDA as earnings before interest income, income tax (benefit) expense, depreciation and amortization, as well as excluding gain on transfer of land, gain on insurance recoveries, and loss from disposal of assets. Neither EBITDA nor adjusted EBITDA is a measure of performance calculated in accordance with GAAP and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance. EBITDA is presented as a supplemental disclosure because it is a widely used measure of performance and a basis for valuation of companies in our industry. Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do. Adjusted EBITDA reflects additional adjustments to EBITDA to eliminate unusual items and we believe the exclusion of these items allows for better comparability of our performance between periods.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and to adjusted EBITDA (defined above) which are non-GAAP financial measures, for the three and nine months ended September 30, 2020 and 2019:

Summary of EBITDA Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
NET INCOME	$1,849,012	$1,150,485	$923,036	$2,164,832
Interest income, net	(168,552)	(96,065)	(501,600)	(204,623)
Income tax expense	1,137,997	418,942	70,498	795,164
Depreciation	655,003	785,327	2,065,496	1,987,067
EBITDA	3,473,460	2,258,689	2,557,430	4,742,440
Gain on insurance recoveries	—	—	—	(198,874)
Gain on transfer of land	(2,275,458)	—	(2,275,458)	—
Loss on disposal of assets	13,407	6,376	13,407	114,413
ADJUSTED EBITDA	$1,211,409	$2,265,065	$295,379	$4,657,979

Adjusted EBITDA decreased $1,054,000, or 46.5%, for the three months ended September 30, 2020 as compared to the same period in 2019. Adjusted EBITDA decreased $4,363,000, or 93.7%, for the nine months ended September 30, 2020 compared to the same period in 2019. The decreases are due to the effects of the COVID-19 Pandemic described above.

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

Liquidity and Capital Resources:

The Company has a general credit and security agreement with a financial institution, which provides a revolving credit line up to $6.0 million and allows for letters of credit in the aggregate amount of up to $2.0 million to be issued under the credit agreement. As of September 30, 2020, the bank issued a $1,250,000 letter of credit on behalf of the Company and therefore, the Company has an available credit line up to $4,750,000. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. This agreement was amended as of September 30, 2020 to extend the maturity date to December 31, 2020. As of September 30, 2020, there were no amounts outstanding on the line of credit.

The Company’s cash, cash equivalents, and restricted cash balance at September 30, 2020 was $4,244,000 compared to $3,927,000 as of December 31, 2019. The Company believes that unrestricted funds available in its cash accounts, amounts available under its revolving line of credit, along with funds generated from operations and future land sales, will be sufficient to satisfy its liquidity and capital resource requirements for regular operations, as well as its planned development expenses during 2020. However, if the Company engages in any additional significant real estate development, additional financing would more than likely be required and the Company may seek this additional financing through joint venture arrangements, through incurring debt, or through an equity financing, or a combination of any of these.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020 was $680,000 primarily as a result of the following: The Company reported net income of $923,000, depreciation of $2,065,000, loss from equity investment of $661,000, and stock-based compensation and 401(k) match totaling $566,000. Cash used in operations was reduced by a gain on transfer of land of $2,275,000. The Company also experienced an increase in accounts receivable of $1,295,000.

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

Investing Activities

Net cash used in investing activities for the first nine months of 2020 and 2019 was $56,000 and $11,717,000, respectively, primarily for additions to property, plant, and equipment and additions for TIF eligible improvements. This is partially offset by a decrease in related party receivables in 2020 and a decrease in notes receivable in 2019.

Financing Activities

Net cash used in financing activities during the first nine months of 2020 was $306,000, primarily due to cash dividends paid to shareholders. Net used provided by financing activities during the first nine months of 2019 was $886,000, relating primarily to borrowings on the line of credit and proceeds from the issuance of common stock, partially offset by cash dividends paid to shareholders.

In March 2020, the Company’s Board of Directors suspended the Company’s quarterly cash dividend, beginning with the cash dividend that would normally have been paid in April 2020.

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

Property and Equipment - We have significant capital invested in our property and equipment, which represents 49.8% of our total assets at September 30, 2020. We use our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows. If the sum of the related expected future net cash flows is less than the carrying value, management would determine how much of an impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. We have determined that no impairment of these assets exists at September 30, 2020.

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

Because the Company conducted a more limited 2020 live race meet due to the COVID-19 Pandemic, the Company and SMSC entered into the Fifth Amendment Agreement (“Fifth Amendment”) to the CMA effective June 8, 2020. Under the Fifth Amendment, the SMSC agreed to provide up to $5,620,000 for the annual purse enhancement for the year 2020. The annual purse enhancement that the SMSC is obligated to pay under the CMA for 2021 and 2022 was not changed and remains at $7,380,000 per year.

Under the terms of the CMA, as amended, the SMSC made payments of $5.6 million and $7.4 million during the first nine months of 2020 and 2019, respectively, primarily for purse enhancements for the respective live race meets.

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

As noted above and affirmed in the Fifth Amendment, SMSC is obligated to make the following purse enhancement and marketing payments for 2021 through 2022:

	Purse Enhancement Payments to	Marketing Payments to
Year	Horsemen (1)	Canterbury Park
2021	$ 7,380,000	$ 1,620,000
2022	$ 7,380,000	$ 1,620,000

(1) Includes $100,000 each year payable to various horsemen associations.

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s condensed consolidated statements of operations. For the three and nine months ended September 30, 2020, the Company recorded $490,000 and $811,000 in other revenue, respectively, incurred $449,000 and $694,000 in advertising and marketing expense, respectively, and incurred $41,000 and $117,000 in depreciation, respectively, related to the SMSC marketing funds. For the three and nine months ended September 30, 2019, the Company recorded $569,000 and $1,031,000 in other revenue, respectively, incurred $512,000 and $861,000 in advertising and marketing expense, respectively, and incurred $57,000 and $170,000 in depreciation, respectively, related to the SMSC marketing funds.

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

Not Applicable.

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

(b)      Changes in Internal Control over Financial Reporting:

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.      Legal Proceedings

Not Applicable.

Item 1A.   Risk Factors

There have been no changes to the Risk Factors listed in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by our subsequently filed Quarterly Reports on Form 10-Q.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.     Defaults upon Senior Securities

Not Applicable.

Item 4.     Mine Safety Disclosures

Not Applicable.

Item 5.     Other Information

Not Applicable.

Item 6.     Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1	Press Release dated November 9, 2020 announcing 2020 Third Quarter Results.

101

The following financial information from Canterbury Park Holding Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, formatted in eXtensible Business Reporting Language XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2020 and September 30, 2019, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months ended September 30, 2020 and September 30, 2019, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2020 and September 30, 2019, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: November 10, 2020	/s/ Randall D. Sampson

Randall D. Sampson,
Executive Chairman, President, and Chief Executive Officer (Principal Executive Officer)

Dated: November 10, 2020	/s/ Randy J. Dehmer
Randy J. Dehmer, Chief Financial Officer (Principal Financial and Accounting Officer)