Form 10-K
period 2020-12-31
Canterbury Park Holding Corp
filed 2021-03-24
CIK 1672909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ______ to ______

Commission File Number: 001-37858

CANTERBURY PARK HOLDING CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Minnesota	47-5349765
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1100 Canterbury Road Shakopee, MN 55379
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (952) 445-7223

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Symbol	Name of Exchange on which Registered
Common Stock, $.01 par value	CPHC	Nasdaq Stock Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES	☐	NO	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES	☐	NO	☒

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

Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES	☐	NO	☒

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates based on the price at which the Company’s common stock was last sold on the Nasdaq Global Market, on June 30, 2020, the end of the registrant’s most recently completed second fiscal quarter, was $27,547,073. On March 24, 2021, the Company had 4,758,367 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders, to be held on June 3, 2021 and which will be filed on or before April 30, 2021, are incorporated by reference into Part III of this Form 10-K.

CANTERBURY PARK HOLDING CORPORATION

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED December 31, 2020

Item 1. BUSINESS

Available Information

The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including Canterbury Park Holding Corporation, that file electronically with the SEC. The public can obtain any documents that the Company files with the SEC at http://www.sec.gov. The Company files annual reports, quarterly reports, proxy statements and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act).

We also make available free of charge through our website (www.canterburypark.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnishes it to, the SEC.

Overview

Canterbury Park Holding Corporation (the “Company,” “we,” “our,” or “us”) is the holding company for and parent company of two subsidiaries, Canterbury Park Entertainment LLC (“Canterbury Entertainment”) and Canterbury Development (“Canterbury Development”) and an indirect subsidiary Canterbury Park Concessions, Inc. which is wholly-owned by Canterbury Entertainment. As used herein, the term “Company” or “we” includes Canterbury Park Holding Corporation and its subsidiaries unless the context indicates otherwise.

We divide our business into four segments: (i) horse racing, (ii) Card Casino, (iii) food and beverage, and (iv) real estate development. The horse racing segment represents our pari-mutuel wagering operations on simulcast and live horse races; the Card Casino segment represents our unbanked card operations; the food and beverage segment includes concessions, catering, and events services provided at the Racetrack; and the development segment represents our real estate development operations. We conduct our (i) horse racing, (ii) Card Casino, and (iii) food and beverage segments through Canterbury Entertainment. We conduct our real estate development segment through Canterbury Development.

COVID-19 Impact on 2020 Racetrack Operations

Due to the COVID-19 coronavirus, our 2020 operating results were significantly different than in prior years and there is continuing uncertainty about the duration and the effect of COVID-19 coronavirus on our 2021 and future operations.

We temporarily suspended all Card Casino, simulcast, and food and beverage operations at Canterbury Park on March 16, 2020 in response to concerns about the COVID-19 coronavirus. We determined this voluntary suspension of activities was in the best interest of the health and safety of our guests and team members and would provide us an opportunity to review and update operational best practices and strategies based on what was then known about this public health situation and future developments. Our Card Casino, simulcast, and food and beverage operations remained closed until June 10, 2020.

We began our live thoroughbred and quarter horse racing season at Canterbury Park on Wednesday, June 10, 2020. The 2020 live racing season was scheduled for 53 days of live racing Monday through Thursday between June 10 and September 16, 2020. We hosted a limited number of spectators during live racing and also resumed simulcast wagering on Wednesday, June 10, 2020. We reopened of the Canterbury Park Card Casino on June 13, 2020, subject to Minnesota state guidelines on capacity limitations, social distancing and cleaning protocols.

Pursuant to subsequent Executive Orders by Minnesota’s Governor, the Company’s Card Casino, simulcast, and food and beverage operations at Canterbury Park were temporarily closed again from November 21, 2020 through January 10, 2021. We reopened our Card Casino, simulcast, and food and beverage operations on January 11, 2021, subject to current statewide COVID-19 pandemic-related restrictions.

In the Business Section and in the Management's Discussion and Analysis Section of this Form 10-K, the Company discusses how COVID-19 affected the Company's 2020 operations and how the Company expects it may affect 2021 operations.

While we temporarily suspended all Card Casino, simulcast, and special event operations at Canterbury Park for a total of approximately eighteen weeks in 2020, we continued to conduct our real estate development operations in 2020, which were not affected by the executive orders.

Canterbury Park Entertainment

Through Canterbury Entertainment, we host pari-mutuel wagering on thoroughbred and quarter horse races and “unbanked” card games at our Canterbury Park Racetrack and Card Casino facility (the “Racetrack”) in Shakopee, Minnesota, which is approximately 25 miles southwest of downtown Minneapolis. The Racetrack is the only facility in the State of Minnesota that offers live pari-mutuel thoroughbred and quarter horse racing. Our pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack and year-round wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”). Unbanked card games, in which patrons compete against each other, are hosted in the Card Casino at the Racetrack. The Card Casino has historically operated 24 hours a day, seven days a week and has historically offered both poker and table games at up to 80 tables. We also derive revenues from related services and activities, such as food and beverage, parking, advertising signage, publication sales, and catering and events held at the Racetrack. The ownership and operation of the Racetrack and the Card Casino are significantly regulated by the Minnesota Racing Commission (“MRC”). Canterbury Entertainment is the direct owner of all land, facilities, and substantially all other assets related to our pari-mutuel wagering, Card Casino, concessions and other related businesses (“Racetrack Operations”), and is subject to direct regulation by the MRC. We own approximately 330 acres of land as of December 31, 2020, in Shakopee, Minnesota where the Racetrack is located.

Traditionally, our revenues have been principally derived from three activities: Card Casino operations, wagering on live and simulcast horse races, and food and beverage sales. For the year ended December 31, 2020, revenues from Card Casino operations represented 60.1% of total revenues, wagering on horse races generated 32.4% of total revenues, and food and beverage revenue represented 7.5% of total revenues. These components of revenue are described in more detail below.

Horse Racing Operations

The Company’s horse racing operations consist of year-round simulcasting of horse races from around the U.S. and internationally, and wagering on live thoroughbred and quarter horse races (“live meets”) held on a seasonal basis beginning in May and generally concluding in September each year. At the Racetrack, various aspects of our operations are subject to approval by the MRC and the organization that represents a majority of the owners and trainers of the horses who race at the Racetrack, which is the Minnesota Horsemen’s Benevolent and Protective Association (“MHBPA”).

All of the wagering on simulcast and live horse races at the Racetrack is pari-mutuel wagering. In pari-mutuel wagering, bettors wager against each other in a pool, rather than against the operator of the facility or with preset odds. From the total handle wagered, the Minnesota Pari-Mutuel Horse Racing Act (the “Minnesota Racing Act”) specifies the maximum percentage, referred to as the “takeout,” that may be withheld by the Racetrack, with the balance returned to the winning bettors.

Pari-mutuel wagering can be divided into two categories: straight wagering pools and multiple wagering pools, which are also referred to as “exotic” wagering pools. Examples of straight wagers include: “win,” “place,” and “show.” Examples of exotic wagers include: “daily double,” “exacta,” ”trifecta,” and “pick four.”

The amount of takeout earned by the Company on pari-mutuel wagering depends on where the race is run and the form of wager (straight or exotic). The total maximum takeouts are 17% from straight wagering pools and 23% from exotic wagering pools. From this takeout, Minnesota law requires deductions for purses, pari-mutuel taxes, and payments to the Minnesota Breeders’ Fund (“MBF”). The balance of the takeout remaining after these deductions is commonly referred to as the “retainage.”

While the Minnesota Racing Act regulates that a minimum of 8.4% of the live racing handle be paid as purses to the owners of the horses, purse contributions from other sources are governed by a Horse Association Agreement dated June 4, 2012 by and among the Company, the Shakopee Mdewakanton Sioux Community (“SMSC”), a federally recognized Indian tribe, and the horsepersons’ associations: the MHBPA, the Minnesota Thoroughbred Association (“MTA”) and the Minnesota Quarter Horse Racing Association (“MQHRA”). The MHBPA is the horseperson’s organization representing the majority of horsepersons at the Racetrack.

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

Live Racing

For the years ended December 31, 2020 and 2019, the Racetrack hosted 53 days and 66 days, respectively, of live racing beginning in May (in 2019) and June (in 2020) and concluding in September. Currently, Minnesota law requires the Company to schedule a minimum of 125 days of live racing annually, unless a majority of horsepersons at the Racetrack agree to a fewer number of live racing days.

We are a party to a Cooperative Marketing Agreement (“CMA”) originally dated June 4, 2012 with the Shakopee Mdewakanton Sioux Community (“SMSC”), a federally recognized Indian tribe. The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s thoroughbred and quarter horse industry. Pursuant to CMA, we also entered into a Horse Association Agreement with the horsepersons’ associations and SMSC in which the MHBPA agreed to waive the 125-day requirement if at least 65 days of live racing are scheduled each year beginning in 2013.

On June 1, 2020, we entered into a Fifth Amendment Agreement to the CMA, which became effective on June 8, 2020 upon MRC approval. Under the Fifth Amendment, the SMSC agreed to provide up to $5,620,000 for the annual purse enhancement for the year 2020. This amount was calculated by multiplying the expected 52 days of 2020 live horseracing times the amount of $108,077 per live horseracing day. Consistent with the original CMA, the Company did not receive any part of the purse enhancement amount. Under the Fifth Amendment, the SMSC also agreed to pay the $100,000 2020 Annual Horse Association Payment payable under the Horse Association Agreement. The annual purse enhancement that the SMSC is obligated to pay under the CMA for 2021 and 2022 was not changed and remains at $7,280,000 per year.

The Fifth Amendment also provides that the SMSC was not required to pay the Company a 2020 annual marketing payment. Instead, the First Amendment provides that the Company did use $1,248,343 of annual marketing payments from prior years that were unspent as of January 1, 2020 for joint marketing efforts for the mutual benefit of the Company and SMSC. The Company used a portion of these funds to promote, improve, or assist in the operation of horse racing at the Racetrack upon approval by the SMSC. The annual marketing payment that the SMSC is obligated to pay under the CMA for 2021 and 2022 was not changed and remains at $1,620,000 per year.

In connection with the Fifth Amendment, the MHBPA executed a Consent and Waiver on June 1, 2020 pursuant to the Horse Association Agreement. Under the Consent, the MHBPA waived the 125-day requirement for live racing days conducted by the Company, with no minimum number of live racing days required in 2020, provided that there are at least 65 live racing days each year beginning in 2021.

If, for any reason, the MHBPA ceases to be bound by its obligations under the Horse Association Agreement, the Company’s operations could be adversely affected by a decrease in the daily purses, potential reduction in the quality of horses, lower attendance, lower overall average amount wagered (“handle”), and substantially greater operating expenses.

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

The Company is able to offer simulcast racing from up to 20 racetracks per day, seven days a week, 364 days per year, including Churchill Downs, Santa Anita, Gulfstream Park, Belmont Park, and Saratoga Racecourse. In addition, races of national interest, such as the Kentucky Derby, the Preakness Stakes, the Belmont Stakes, and the Breeders’ Cup supplement the regular simulcast program. The Company regularly evaluates its agreements with other racetracks to offer the most popular simulcast signals of live horse racing that are reasonably available.

Under federal and state law, in order to conduct simulcast operations either as a host or guest track, the Company must obtain the consent of the MRC and the MHBPA as the organization that represents a majority of the owners and trainers of the horses who race at the Racetrack. As these consents are obtained annually, no assurance can be given that the MRC and the MHBPA will allow the Company to conduct simulcast operations either as a host or guest track after 2020. If either the MRC or the MHBPA does not consent, the Company’s operations could be adversely affected by a decrease in pari-mutuel revenue, potential reduction in the quality of horses, lower attendance, and lower overall handle.

              Card Casino Operations

The Card Casino may offer gaming 24 hours per day, seven days per week, and offers two forms of unbanked card games: poker and table games.

Poker games, including Texas Hold ‘Em, Stud, and Omaha, with betting limits per hand ranging between $2 and $100, are currently offered in the poker room. A dealer employed by the Company regulates the play of the game at each table and deals the cards but does not participate in play. In poker games, the Company is allowed to deduct a percentage from the accumulated wagers and impose other charges for hosting the activity but does not have an interest in the outcome of a game. The Company may add additional prizes, awards, or money to any game for promotional purposes.

As of March 2021, the Card Casino was offering the following table games: Blackjack, Mississippi Stud, Fortune Pai Gow, Three Card Poker, Ultimate Texas Hold ‘Em, EZ Baccarat, Criss Cross Poker, Free Bet Blackjack, and I Luv Suits. The Company has the option to offer banked games under the Minnesota law governing Card Casino operations but currently only offers “unbanked” games. “Unbanked” refers to a wagering system or game where wagers lost in card games are accumulated into a player pool liability for purposes of enhancing the total amount paid back to winning players. The Company can only serve as custodian of the player pool, may not have an active interest in any card game, and does not recognize amounts that dealers “win” or “lose” during the course of play as revenue.

The primary source of table games revenue is a percentage of the buy in received from the players, aggregated up to 20% per day, as defined by the MRC regulations, as compensation for providing the Card Casino facility and services, referred to as “collection revenue.” In addition, several table games offer a progressive jackpot. The player has the option of playing the jackpot with the opportunity to win some or the entire jackpot amount, depending upon the player’s hand.

The primary source of poker revenue the Company collects is a “rake” of 5%-10%, depending on the limit of the game, of the poker pot up to a maximum of $4 per hand. In addition, poker games offer progressive jackpots for most games. In order to fund the poker jackpot pools, the dealer withholds $2 from each final pot in excess of the $15 minimum.

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

               Food and Beverage Operations

We derive revenue from our food and beverage operations through sales at concession stands, restaurant and buffet, bars, and other food venues. The Company currently offers two, year-round café style restaurants and full service bars within the Card Casino and simulcast area. The Card Casino offers tableside menu service 24 hours a day. Our Triple Crown Club offers lounge services along with a buffet restaurant. During live racing, a wide variety of concession style food and beverage options are available to our guests.

The food and beverage operations also include our catering and events services. We are the fourth largest event space in the Twin Cities with more than 100,000 square feet of available space. Our facilities provide a variety of purposes for year-round events and other activities. Our event space has been used for craft shows, trade shows, pool and poker tournaments, automobile and other utility vehicle shows, major art shows, and fundraisers. Our outdoor spaces have been used for concerts, snowmobile races, and other competitions. In 2016, we completed construction of a redesign of the infield of the Racetrack to use the space as a concert and event area. In addition to event space, we rent space in our horse stable area for boat storage during the winter months.

Development Operations

Beginning in 2015, we began executing our development plan for Company land that was not necessary to conduct our Racetrack Operations (grandstand, racetrack, stable area, parking areas, and land for other facilities including the expo center). Canterbury Development is not subject to direct regulation by the MRC. Originally, approximately 140 acres were considered underutilized and were targeted for real estate development by Canterbury Development complementary with our Racetrack Operations.

In 2020, Canterbury Development continued to pursue various development opportunities for the underutilized land in a project known as Canterbury Commons™. Canterbury Development continues to pursue various mixed use development opportunities, such as residential development, office, restaurants, hotel, entertainment, and retail operations. As of December 31, 2020, Canterbury Development has contributed approximately 36 acres of land to three separate joint ventures described below.

In addition, we have agreed to sell several parcels of land to third parties that will then develop the property as described below. Although we will have no continuing ownership in these land sales, we believe the future developments of this property contribute to the overall vitality of Canterbury Commons.

The following is a summary of our real estate development projects within Canterbury Commons as of December 31, 2020:

● Our first real estate development project in Canterbury Commons began in 2018 with the first of two joint venture agreements between Canterbury Development and an affiliate of Doran Companies (“Doran”) for the development of the upscale Triple Crown Residences at Canterbury Park. Construction of the 321-unit first phase, which is being developed pursuant to the first joint venture agreement, began in late 2018 with initial occupancy on June 1, 2020. As of the end of December 2020, all 321 units were available for occupancy. In August 2020, Doran exercised its option for Phase II of the project, which will include an additional 300 residential units, and the Company entered into a second joint venture agreement with Doran. Pursuant to this second agreement, in early August 2020, the Company transferred roughly 10 acres of land to the second joint venture with Doran. In addition to receiving 27.4% ownership in the Doran Phase II joint venture, the exchange resulted in the repayment of a $2.9 million note receivable which was on the Company’s balance sheet as a related party receivable as of June 30, 2020. Groundwork on the Doran Canterbury II site began in October 2020, paving the way for the ground-up construction of the second phase of apartments, which is anticipated to begin in the summer of 2021.

○ As a result of these joint ventures, Canterbury Development holds a 27.4% equity interest in Doran Canterbury I, LLC governed by an operating agreement effective as of March 1, 2018 with Doran Shakopee LLC, and Canterbury Development holds a 27.4% equity interest in Doran Canterbury II, LLC governed by an operating agreement effective as of July 30, 2020 with Doran Shakopee LLC.

● Development work related to the Company’s joint venture with Greystone Construction (“Greystone”) was also underway on the southwest portion of the Canterbury Commons site. Pursuant to this joint venture, Greystone is developing a 13-acre land parcel with potential uses expected to include hospitality, dining, residential, commercial and service-oriented retail. Greystone’s development work to date is primarily for a new 28,000 square foot office building, with Greystone committed to occupy the second floor as its new corporate headquarters. The project is expected to be completed by July 2021.

○ As a result of this joint venture, Canterbury Development entered into an operating agreement with an affiliate of Greystone Construction, as the two members of a Minnesota limited liability company named Canterbury DBSV Development, LLC (Canterbury DBSV). Canterbury Development’s equity contribution to Canterbury DBSV was approximately 13 acres of land, which were contributed to Canterbury DBSV on July 1, 2020. In connection with its contribution, Canterbury Development became a 61.87% equity member in Canterbury DBSV.

● Development work by Pulte Homes of Minnesota on 109 new row homes and townhome residences at Canterbury Commons is expected to start in the spring of 2021 following approvals. Lifestyle Communities is working on its approvals with the City of Shakopee for a new cooperative community featuring a 56-unit, four-story building with over 5,000 square feet of amenity spaces that is expected to begin construction in the fall of 2021.

○ In April 2020, Canterbury Development entered into two agreements to sell approximately 14 acres of land on the west side of the Racetrack to Pulte Homes of Minnesota and Lifestyle Communities for total consideration of approximately $3,500,000. Closing of each of these transactions is subject to the satisfaction of certain customary conditions and we expect these transactions to close in 2021.

In addition to the approximately 50 acres under development or under contract, the Company continues to make progress with developer and partner selection for the remaining approximately 90 acres of the Canterbury Commons development. While most of the development that is underway is residential, the focus will be on entertainment, office, retail, hotel and restaurant uses for the next phase of Canterbury Commons. Canterbury expects to make additional announcements of new partners for this phase in the future.

See footnote 12 of the consolidated financial statements for more detailed information on recent transactions and development activity.

Competition

The Company faces direct competition from Running Aces Harness Park ("Running Aces") in Columbus Township, Anoka County, Minnesota, a racetrack and card room that is located approximately 50 miles from Canterbury Park. Running Aces offers pari-mutuel wagering on live races of standardbred (“harness”) horses on a seasonal basis and year round wagering on simulcasting of all breeds of horse races. In addition to pari-mutuel wagering, Running Aces operates a card room that directly competes with the Company’s Card Casino.

The Company operates in a highly competitive wagering and gaming environment with a large number of participants. The Company competes with competitive wagering operations and activities that include tribal casinos, state-sponsored lotteries, and other forms of legalized gaming in the U.S. and other jurisdictions. The Company competes with a number of tribal casinos in the State of Minnesota that offer video slot machines, table games, and both banked and unbanked card games, including Minnesota’s largest casino, Mystic Lake, which is located approximately four miles from the Racetrack and which is owned by the Shakopee Mdewakanton Sioux Community (the "SMSC").

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

Canterbury Development and its joint ventures face competition from developers of other residential, mixed use, office, retail, hotel and entertainment spaces around Shakopee, Minnesota and elsewhere in Minnesota. These other developers may be larger and have more resources than Canterbury Development or than Canterbury Development and its developer partners on a combined basis. The leasing of real estate is highly competitive. The principal competitive factors are rent, location, lease term, lease concessions, services provided and the nature and condition of the property to be leased. The Canterbury Development joint ventures will directly compete with all owners, developers and operators of similar space in the areas in which our properties are located. The number of competitive multifamily properties in our particular market could adversely affect lease rates at residential properties in Canterbury Commons, as well as the rents able to be charged. In addition, other forms of residential properties, including single family housing and town homes, provide housing alternatives to potential residents of luxury apartment communities like our Triple Crown Residences at Canterbury Park. Likewise, the competition for high quality tenants for retail, office and other spaces is intense. In order to be successful, our real estate joint ventures must have high lease rates, competitive rental rates, and maintain high occupancy rates with a financially stable tenant base.

We may again in the future seek developers or other partners for joint venture arrangements or opportunities for Canterbury Development to develop our properties. We will be competing with other property owners, both around Shakopee and elsewhere, for high quality builders, commercial and residential real estate firms, and developers that share our vision for Canterbury Commons. We have in the past and may agree in the future to sell parcels of land to third parties that will then develop the properties and in that case, we will also be in competition with other sellers of properties for purchasers. Although we will have no continuing ownership in these land sales, we believe that the ability to effectively compete for tenants will be a factor in the purchasers’ selection of our property over other competing properties for their developments.

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

A federal statute, the Interstate Horse Racing Act of 1978, also requires that a racetrack must obtain the consent of the group representing the horsepersons (owners and trainers) racing the breed of horses that race a majority of the time at the racetrack (which is the MHBPA), and the consent of the state agency regulating the racetrack (in Minnesota, the MRC), in order to transmit simulcast signals of its live races or to receive and use simulcast signals from other racetracks.

Issuance of Class A and Class B Licenses to the Company

The Company holds a Class A License, issued by the MRC, that allows the Company to own and operate the Racetrack. The Class A License is effective until revoked, suspended by the MRC, or relinquished by the licensee. Currently, the fee for a Class A License is $252,000 per fiscal year.

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

In addition, the law requires that the Company reimburse the MRC for actual costs, including stewards, state veterinarians and drug testing, related to the regulating of live racing. For fiscal years ended December 31, 2020 and 2019, the Company paid $153,000 and $643,000 respectively, to the MRC as reimbursement for costs of regulating live racing operations.

The MRC is also authorized by the Racing Act to regulate Card Casino operations. The law requires that the Company reimburse the MRC for its actual costs, including personnel costs, of regulating the Card Casino. For fiscal years ended December 31, 2020 and 2019, the Company paid $265,000 and $245,000, respectively, to the MRC as reimbursement for costs of regulating Card Casino operations.

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

Limitation on the Number of Class A and Class B Licenses

Pursuant to the Racing Act, so long as the Racetrack maintains its Class A License, no other Class A License may be issued to allow an entity to own and operate a racetrack in the seven county metropolitan area where thoroughbred and quarter horses are raced. However, the Racing Act provides that the MRC may issue an additional Class A License within the seven-county metropolitan area, if the additional license is issued for a facility that, among other conditions, is located more than 20 miles from the Racetrack, contains a track no larger than five-eighths of a mile in circumference, and is used exclusively for harness racing. In January 2005, this additional Class A license was issued for the location that later became known as Running Aces (see “Competition” above).

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

Local Regulation

The Company’s operations are subject to state and local laws, regulations, ordinances, and other provisions affecting zoning, public health, and other matters that may have the effect of restricting the uses to which the Company’s land and other assets may be used. Also, any development of the Racetrack site and Canterbury Commons is, among other things, subject to applicable zoning ordinances and requires approval by the City of Shakopee and other authorities. There can be no assurance these approvals will be obtained for any future development the Company proposes.

Recent Legislation

Minimum Wage Legislation

In 2014, Minnesota legislation enacted into law an increase in the minimum wage that must be paid to most Company employees. Beginning January 1, 2018, the minimum wage was set to increase at the beginning of each year by the rate of inflation with a maximum increase of up to 2.5% per year. The minimum wage for 2021 is $10.08 per hour. Prior to August 1, 2014, the Company employed a large number of individuals who received an hourly wage equal to or slightly above $7.25 per hour. As a result, this legislation had an adverse financial impact on the Company in 2014 through 2020, and will continue to have an adverse impact on the Company. We have implemented measures to partially mitigate the impact of this increase by raising our prices and reducing our employee count. These measures could themselves have an adverse effect because higher prices and diminished service levels may discourage customers from visiting the Racetrack.

Advanced Deposit Wagering Legislation

Minnesota ADW legislation that became effective November 1, 2016, requires ADW providers to be licensed by the MRC and established licensing criteria and regulatory oversight of ADW providers doing business in the State of Minnesota. The law allows licensed racetracks to negotiate separate agreements with the ADW providers to remit source market fees to those racetracks. The ADW source market revenue to the Company totaled approximately $1,633,000 and $941,000 for the fiscal years ended December 31, 2020 and 2019, respectively. As part of the agreement, 50% of source market fees is allocated to purse accounts and the MBF.

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

On June 1, 2020, we entered into a Fifth Amendment Agreement to the CMA, which became effective on June 8, 2020 upon MRC approval. Under the Fifth Amendment, the SMSC agreed to provide up to $5,620,000 for the annual purse enhancement for the year 2020. This amount was calculated by multiplying the expected 52 days of 2020 live horseracing times the amount of $108,077 per live horseracing day. Consistent with the original CMA, the Company will not receive any part of the purse enhancement amount. Under the Fifth Amendment, the SMSC also agreed to pay the $100,000 2020 Annual Horse Association Payment payable under the Horse Association Agreement. The annual purse enhancement that the SMSC is obligated to pay under Agreement for 2021 and 2022 was not changed and remains at $7,280,000 per year.

The Fifth Amendment also provides that the SMSC is not required to pay the Company a 2020 annual marketing payment. Instead, the First Amendment provides that the Company will use $1,248,343 of annual marketing payments from prior years that were unspent as of January 1, 2020 for joint marketing efforts for the mutual benefit of the Company and SMSC. The Company may also use a portion of these funds to promote, improve, or assist in the operation of horse racing at the Racetrack upon approval by the SMSC. The annual marketing payment that the SMSC is obligated to pay under the CMA for 2021 and 2022 was not changed and remains at $1,620,000 per year.

The purse enhancement payments to horsemen have no direct impact on the Company’s consolidated financial statements or operations. See the Management's Discussion and Analysis Section of this Form 10-K and footnote 11 of the consolidated financial statements for more detailed information on the CMA.

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

Human Capital and Team Members

Talent Management

At December 31, 2020, the Company had 227 full-time team members and 383 part-time team members. The Company adds approximately 350 team members on a seasonal basis for live racing operations from early May until early September. During 2020, in an effort to reduce current and future costs in response to the negative impact of the COVID-19 pandemic on our business, we made difficult decisions that impacted our team members. During the temporary closures and suspension of the Company’s operations described above, all Canterbury Park team members, except for a limited number of key personnel required for basic ongoing maintenance, security, and management needs, were placed on an unpaid furlough. The Company also implemented a salary reduction for all remaining non-furloughed team members based on a combination of the team member’s salary and the team member’s responsibilities during the temporary shutdown. Upon the Company’s reopening of operations, the Company implemented a salary reduction for the management team, which was in effect through 2020. Additionally, pandemic-related restrictions on our special events and group sales operations impacted our non-gaming business for the remainder of 2020 and continues to impact us today. To address this challenge, the Company made the very difficult decision to align staffing levels with the current level of our non-gaming business. These actions included leaving vacant positions unfilled, furloughing team members, pay reductions for senior leadership, and some job eliminations.

Our success depends in large part upon our ability to attract, retain, train, lead, and motivate skilled team members. To facilitate the recruitment, development, and retention of our valuable team members, we strive to make Canterbury Park a diverse, inclusive, and safe workplace, with opportunities for our team to grow and develop.  The Company offers training and development opportunities for team members to enhance leadership and communication skills. The Company also has created various internal committees, including a specific rewards and recognition committee to support our team member recognition programs.  To help retain talent, we measure team member engagement, including conducting regular engagement surveys to all team members. The most recent survey was conducted in 2019 and reflected an engagement level among our team members that exceeded the average engagement levels of benchmarked companies.

Health and Safety

During 2020, we focused significant attention on the effective handling of the COVID-19 Pandemic. We implemented new protocols and processes designed to limit the spread of the virus. These include the use of hand sanitizers and face masks, new cleaning and disinfecting regimes, the implementation of social distancing measures in restaurants, bars, gaming, recreation, and back of the house areas, and a detailed contact tracing protocol. We have made physical changes to our properties, such as the installation of thermal screening points at entrances and changes to our heating, ventilation and air conditioning (“HVAC”) systems. We have also enabled employees to work from home where possible.

Our employee guidelines and policies are founded on our cornerstones of safety, service, courtesy, cleanliness, and integrity. We are committed to equal opportunity employment and prohibit harassment or discrimination of any kind. We have adopted an open door policy to encourage an honest employer-associate relationship which includes a confidential hotline available to all employees.

Executive Officers

The executive officers of the Company, their ages and their positions with the Company at March 15, 2021 are as follows:

Name	Age	Position with Company
Randall D. Sampson	62	President, CEO, and Executive Chairman of the Board

Randy J. Dehmer	38	Vice President of Finance and CFO

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

Randy J. Dehmer was hired as Vice President of Finance and Chief Financial Officer in May 2019. Mr. Dehmer worked for the Company from December 2007 to August 2013, most recently serving as controller from March 2012 to August 2013. Prior to rejoining the Company, he served as the financial controller for Clearfield, Inc., a public company located in the Twin Cities.

Item 1A. RISK FACTORS

In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and us could materially affect our future performance and results. Management believes the factors described below are the most significant risks that could have a material impact on our business.

Risk Factors Related to Horse Racing and Gaming Generally

The COVID-19 Pandemic has materially adversely affected the number of visitors at our facility and disrupted our operations, and we expect this adverse impact to continue until the COVID-19 Pandemic is contained.

We expect the impact of the disruptions resulting from the impact of the COVID-19 Pandemic, including the extent of their adverse impact on our financial and operational results, will be dictated by the length of time such disruptions continue. Although our property is currently open as of this report, we cannot predict whether future closures would be appropriate or could be mandated. Even once capacity restrictions are modified or cease to be necessary, demand for gaming may remain weak for a significant length of time and we cannot predict if or when the gaming and non-gaming activities at our property will return to pre-outbreak levels of volume or pricing. In particular, future demand for gaming may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels, and loss of personal wealth or reduced spending resulting from the impact of the COVID-19 Pandemic.

Our business would also be impacted should the disruptions from the COVID-19 Pandemic lead to prolonged changes in consumer behavior. There are certain limitations on our ability to mitigate the adverse financial impact of these matters, such as the fixed costs at our properties. The COVID-19 Pandemic also makes it more challenging for management to estimate the future performance of our business, particularly over the near to medium term. Any of these events may continue to disrupt our ability to staff our business adequately, could continue to generally disrupt our operations or development projects and, if the global response to contain the COVID-19 Pandemic escalates or is unsuccessful, would have a material adverse effect on our business, financial condition, results of operations and cash flows.

The COVID-19 Pandemic has had, and will continue to have, a material adverse effect on our results of operations and cash flows. Given the uncertainty around the extent and timing of the potential future spread or mitigation of the COVID-19 Pandemic and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact on our future results of operations, cash flows or financial condition.

We face significant competition, both directly from other racing and gaming operations and indirectly from other forms of entertainment and leisure time activities, which could have a material adverse effect on our operations.

We face intense competition in our market, particularly competition from Running Aces in Columbus Township, Anoka County, Minnesota, a racetrack and card room that is located approximately 50 miles from Canterbury Park.

We also compete with Native American owned casinos. These Native American facilities have the advantage of being exempt from some state and federal taxes and state regulation of indoor smoking, and have the ability to offer a wider variety of gaming products.

Internet-based interactive gaming and wagering, both legal and illegal, is growing rapidly and we anticipate competition in this area will become more intense as new Internet-based ventures enter our industry and as state and federal regulations on Internet-based activities are clarified. Additionally, we compete with other forms of gambling, including betting on professional sports, spectator sports, other forms of entertainment, and other racetracks throughout the country.

We expect competition for our existing and future operations to increase from Running Aces, existing tribal casinos, and racetracks that are able to subsidize their purses with alternative gaming revenues. Competition for simulcasting customers will be intense given the 2016 legalization of online internet wagering on horse racing in Minnesota, through ADW providers. In addition, several of our tribal gaming competitors in Minnesota have substantially larger marketing and financial resources than we do.

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

Finally, if we are unable to attract horse owners to stable and race their horses at our racetrack by offering a competitive environment, including high-quality facilities, a well-maintained racetrack, comfortable conditions for backstretch personnel involved in the care and training of horses stabled at our racetrack, and a competitive purse structure, our profitability could also decrease. We also face increased competition for horses and trainers from racetracks that are licensed to operate slot machines and other electronic gaming machines that provide these racetracks an advantage in generating new additional revenues for race purses and capital improvements. While our ability to offer adequate fields to patrons during our live meets has been substantially strengthened by the purse enhancement payments that are scheduled to be made under the CMA through 2022, our inability to attract adequate fields, for whatever reason, could have a material adverse impact on our business, financial condition, and results of operations.

Nationally, the popularity of horse racing has declined.

There has been a general decline in the number of people wagering on live horse races at North American racetracks, either in person or via simulcasting, due to a number of factors, including increased competition from other wagering and entertainment alternatives as discussed above. According to industry sources, pari-mutuel handle declined 27% from 2007 to 2011 and has been relatively stable since 2011, experiencing less than a 1% decline between 2011 and 2019. Pari-mutuel handle declined more than 1% in 2020 due the COVID-19 Pandemic, and we expect the effects of the pandemic to impact 2021 results as well. Declining interest in horse racing has had a negative impact on revenues and profitability in our racing business. However, as a result of the purse enhancement payments and marketing payments we receive under the CMA, we still expect to outperform the industry as it relates to field size, live handle, and simulcast handle in 2021 and beyond. Regardless, we recognize that a general decline in interest in horse racing and pari-mutuel wagering could have a material adverse impact on our business, financial condition and results of operations in future years.

Our horse racing and gaming businesses are sensitive to economic conditions that may affect consumer confidence, consumer discretionary spending, or our access to credit in a manner that adversely affects our operations.

Economic trends can affect consumer confidence and consumers’ discretionary spending. Lower consumer confidence or reductions in consumer discretionary spending could result in fewer patrons spending money at our racetrack. Our access to and cost of credit may be affected to the extent global and U.S. credit markets are affected by downward economic trends. Our ability to respond to periods of economic contraction may be limited, as some of our costs remain fixed or even increase when revenue declines.

A lack of confidence in the integrity of our core businesses could affect our ability to retain our customers and engage with new customers.

The integrity of horse racing, casino gaming, and pari-mutuel wagering industries must be perceived as fair to patrons and the public at large. To prevent cheating or erroneous payouts, oversight processes must be in place to ensure that these activities cannot be manipulated. A loss of confidence in the fairness of our industries could have a material adverse impact on our business.

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

Risks Related to Our Relationship with SMSC

As discussed above, on June 4, 2012, the Company entered into the CMA with the SMSC. The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s thoroughbred and quarter horse through horse industry. Under the CMA, as amended, this is achieved through “Purse Enhancement Payments to Horsemen” paid directly to the MHBPA. These payments have no direct impact on the Company’s consolidated financial statements or operations. Under the CMA, as amended, the SMSC paid the horsemen $7.3 million for purse enhancements for each of the years ended December 31, 2019 and 2018, with a lower amount in 2020 due to the more limited racing season and fewer races at Canterbury Park.

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

Risks Related to Government Regulation of our Horse Racing and Gaming Generally

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

Risks Related to our Real Estate Development Efforts

We rely on the efforts of our partner Doran for the development and profitable operation of our Triple Crown Residences at Canterbury Park joint venture.

On April 2, 2018, Canterbury Development entered into an operating agreement with an affiliate of Doran Companies (“Doran”), a national commercial and residential real estate developer, as the two members of a Minnesota limited liability company named Doran Canterbury I, LLC (“Doran Canterbury I”) to construct an upscale apartment complex called the Triple Crown Residences. Construction of the 321-unit first phase began in late 2018 with initial occupancy on June 1, 2020. As of the end of December 2020, all 321 units were available for occupancy.

In August 2020, Doran exercised its option for Phase II of the project, which will include an additional 300 residential units, and Canterbury Development entered into a second joint venture agreement with Doran. Pursuant to this second agreement, in early August 2020, the Company transferred roughly 10 acres of land to the second joint venture with Doran. In addition to receiving 27.4% ownership in the Doran Phase II joint venture, the exchange resulted in the repayment of a $2.9 million note receivable which was on the Company’s balance sheet as a related party receivable as of June 30, 2020. Groundwork on the Doran Canterbury II site began in October 2020, paving the way for the ground-up construction of the second phase of apartments, which is anticipated to begin in the spring of 2021.

Canterbury Development will rely on Doran for the successful leasing and operation of the Triple Crown Residences as well as completion of the second phase of the project.

We rely on the efforts of our partner Greystone Construction for a new development project.

On June 16, 2020, Canterbury Development entered into an operating agreement with an affiliate of Greystone Construction, as the two members of a Minnesota limited liability company named Canterbury DBSV Development, LLC (Canterbury DBSV). Canterbury DBSV was formed as part of a joint venture between Greystone and Canterbury Development LLC for a multi-use development on the 13-acre land parcel located on the southwest portion of the Company’s racetrack. Canterbury Development’s equity contribution to Canterbury DBSV was approximately 13 acres of land, which were contributed to Canterbury DBSV on July 1, 2020. In connection with its contribution, Canterbury Development became a 61.87% equity member in Canterbury DBSV. The Company will rely on the efforts of our partner Greystone Construction for the success of this new development project.

We may not be successful in executing our real estate development strategy.

Canterbury Development is currently pursuing other opportunities for the commercial development of its underutilized land. The development of residential and commercial real estate involves many risks, including, but not limited to, the selection of development partners; building design and construction; obtaining government permits; financing; securing and retaining tenants; and the volatility of real estate market conditions. Accordingly, there can be no assurance that our real estate development activities will be successful.

We are obligated to make improvements in the TIF district and will be reimbursed only to the extent of future tax revenue.

Under the Redevelopment Agreement with the City of Shakopee, the Company has agreed to undertake a number of specific public infrastructure improvements within the TIF District. The funding that the Company will be paid as reimbursement under the TIF program for these improvements is not guaranteed, but will depend on future tax revenues generated from the developed property.

General Risk Factors

An increase in the minimum wage mandated under Federal or Minnesota law could have a material adverse effect on our operations and financial results.

The Company employs a large number of individuals at an hourly wage equal to or slightly above the current state mandated wage of $10.00 per hour for 2020. See “Recent Legislation” above for additional information regarding recently enacted minimum wage legislation. Most of these employees are either high school or college students employed on a seasonal basis or tipped employees, many of whom receive, on average, tip income that is significantly higher than the current minimum wage. From time to time, legislation is introduced in the U.S. Congress or the Minnesota legislature that would substantially increase the minimum wage. Passage of legislation that would substantially increase the minimum wage could have a material adverse impact on the Company.

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

We receive, store, and process personal information and other customer data. There are numerous federal, state, and local laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other data. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other player data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, which could have an adverse effect on our business.

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

Underutilized Land

In 2020, the Company transferred approximately 23 acres of land to the Doran Canterbury II and Canterbury DBSV joint ventures as part of its equity contribution in these projects. As of December 31, 2020, the Company has approximately 90 acres of land remaining that are owned or controlled by the Company that are not currently used for its business operations, and could be developed or sold, in whole or in part. See discussion above titled “Development Operations” and footnote 12 to the consolidated financial statements for more information.

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

(b)          HOLDERS

At March 15, 2021, the Company had 615 shareholders of record of its common stock. Since many holders’ shares are listed under their brokerage firms’ names, the actual number of shareholders is estimated by the Company to be over 2,000.

(c)          DIVIDENDS

On March 16, 2020, the Company announced that due to the effect of the COVID-19 coronavirus, the Company’s Board of Directors had suspended declaring and paying its quarterly cash dividend until the Company's business operations return to normal. Prior to 2020, the Company had a dividend policy to pay regular quarterly cash dividends to its shareholders based on the Company’s earnings, projected future earnings, and cash requirements. In 2019, the Company paid a $0.07 per share dividend in January, April, July, and October.

(d)          SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information as of December 31, 2020 regarding our equity compensation plans:

Securities Authorized for Issuance Under Equity Compensation Plans

	(a)	(b)	(c)
Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in column (a))
Equity compensation plans approved by security holders:
1994 Stock Plan	9,000	$13.30	263,810
1995 Employee Stock Purchase Plan	—	—	16,826
Equity compensation plans not approved by security holders:
Total	9,000		280,636

(e)          REGULATION S-K, ITEM 201(e) INFORMATION

Not Applicable for Smaller Reporting Companies.

(f)           RECENT SALE OF UNREGISTERED SECURITIES

Not Applicable.

(g)          PURCHASES OF EQUITY SECURITIES BY THE ISSUER

In 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock pursuant to Exchange Act Rule 10b-18 in open market transactions or block purchases of privately negotiated transactions (the “Stock Repurchase Plan”). The Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and in 2012, authorized the repurchase of an additional 100,000 shares of the Company’s common stock. No shares were repurchased in 2020 or 2019, and currently the Company is authorized to repurchase up to 128,781 shares under the Stock Repurchase Plan.

Item 6. SELECTED FINANCIAL DATA

Reserved.

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

In 2020, Canterbury Development continued to pursue various development opportunities begun in 2015 for its underutilized land in a project known as Canterbury Commons. These development opportunities have included contributions of land to joint ventures, three as of the end of December 2020, and sales of parcels of land to third parties that will then develop the property.

The following summarizes our financial performance for the last five years (in 000’s):

Financial Performance Summary	2020	2019		2018		2017		2016
Net Revenues	$33,140	$59,227		$59,142		$56,953		$52,460
Operating Expenses	34,882	55,591	(4)	53,866	(3)	52,432	(2)	49,165	(1)
Gain on Transfer/Sale of Land	2,368	—		2,371		—		3,846
(Loss) Income Before Income Taxes	(189)	3,963		7,708		4,571		7,120
Income Tax Benefit (Expense)	1,251	(1,244)		(1,990)		(480)		(2,924)
Net Income	1,062	2,718		5,718		4,091		4,196

1	During fiscal year 2016, the Company reduced operating expenses $1,465,000 by recording a gain on insurance recoveries.
2	During fiscal year 2017, the Company reduced operating expenses $141,000 by recording a gain on insurance recoveries.
3	During fiscal year 2018, the Company reduced operating expenses $21,000 by recording a gain on insurance recoveries.
4	During fiscal year 2019, the Company reduced operating expenses $211,000 by recording a $199,000 gain on insurance recoveries and $12,000 gain on sale of assets.

Our long-term strategic direction is to continue to enhance our Racetrack as a unique gaming and entertainment destination and develop the approximately 90 acres of underutilized land not needed for our Racetrack Operations.

COVID-19 PANDEMIC

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

On March 16, 2020, the Company announced that, based on the advice of Minnesota state and regulatory bodies, it was temporarily suspending all Card Casino, simulcast, and food and beverage operations at Canterbury Park in response to concerns about the COVID-19 Pandemic. Canterbury Park determined this voluntary suspension of activities was in the best interest of the health and safety of its guests and team members and would provide the Company an opportunity to review and update operational best practices and strategies based on what was currently known about this public health situation and future developments. On June 10, 2020, the Company reopened and resumed simulcast, live racing, and food and beverage operations. The Company also resumed table games and poker operations in the Company’s Card Casino on June 15, 2020 and July 9, 2020, respectively. These reopenings were done in compliance with Minnesota state guidelines on capacity limitations.

On November 18, 2020, Minnesota state and regulatory bodies issued an executive order requiring closure of places of public accommodation as a measure to slow the spread of COVID-19. As a result, the Company temporarily suspended all card casino, simulcast, and food and beverage operations from November 21, 2020 through January 10, 2021.

Despite a strong start to the year, the disruptions arising from the COVID-19 Pandemic had a significant impact on the Company's financial condition and operations during the year ended December 31, 2020. The duration and intensity of this global health emergency and related disruptions is uncertain. Given the dynamic nature of these circumstances, the impact on the Company’s consolidated results of operations, cash flows and financial condition in 2020 has been material, and the Company expects it will continue to be material. The Company cannot reasonably estimate at this time when the COVID-19 Pandemic will end, or when or how quickly the current travel restrictions and capacity restrictions will be modified or cease to be necessary. As a result, it is difficult to predict the continuing and future impact on the Company’s business and the willingness of customers to spend on entertainment in venues such as ours.

The Company had no long-term debt and a $6.0 million credit line as of December 31, 2020. The Company anticipates that its existing cash balance, any cash generated from operations and availability under its credit line will provide the Company with the necessary liquidity and financial flexibility to manage through this challenging operating environment. We have taken significant actions to mitigate the effects of the COVID-19 Pandemic on our operations, including initiating workforce reductions and furloughs, suspending the Company’s quarterly cash dividend, postponing non-essential capital expenditures, reducing operating costs, and substantially reducing discretionary spending. We expect these countermeasures to partially mitigate the impact of COVID-19. As the impact of the COVID-19 Pandemic on the economy and our operations evolves, we will continue to assess the impact on the Company and respond accordingly.

OPERATIONS REVIEW

YEAR ENDED December 31, 2020 COMPARED TO YEAR ENDED December 31, 2019

EBITDA represents earnings before interest income, income tax expense, depreciation, and amortization. EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles in the United States of America ("GAAP"), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance or cash flows from operating activities as a measure of liquidity. We present EBITDA as a supplemental disclosure for our Racetrack Operations because it is a widely used measure of performance of and basis for valuation of companies in the gaming industry. Other companies that provide EBITDA information may calculate EBITDA differently than we do. We also compute Adjusted EBITDA, which reflects additional adjustments to Net Income to eliminate unusual or non-recurring items, as well as items relating to our real estate development operations. For the year ended December 31, 2020, Adjusted EBITDA excluded the loss on disposal of assets, gain on transfer of land, and depreciation and amortization related to equity investments. For the year ended December 31, 2019, Adjusted EBITDA excluded the loss on disposal of assets, gain on insurance recoveries, and gain on sale of assets.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and Adjusted EBITDA (defined above), which is also a non-GAAP measure, for the years ended:

SUMMARY OF EBITDA DATA

	Year Ended December 31,
	2020	2019
NET INCOME	$1,062,014	$2,718,274
Interest income, net	(663,571)	(329,150)
Income tax (benefit) expense	(1,250,845)	1,244,263
Depreciation	2,748,514	2,679,728
EBITDA	1,896,112	6,313,115
Gain on insurance recoveries	—	(198,874)
Loss on disposal of assets	13,407	261,728
Gain on sale of assets	—	(12,141)
Gain on transfer of land	(2,367,514)	—
Depreciation and amortization related to equity investments	918,571	—
Interest expense related to equity investments	345,379	—
ADJUSTED EBITDA	$805,955	$6,363,828

Adjusted EBITDA decreased $5,560,000, or 87.3%, and decreased as a percentage of net revenues to 2.4% from 10.7% for 2020 compared to 2019.

REVENUES

Total net revenues for 2020 were $33,140,000, a decrease of $26,087,000, or 44.0%, compared to total net revenues of $59,227,000 for 2019. Total pari-mutuel revenue decreased 18.9%, Card Casino revenue decreased 42.2%, food and beverage revenue decreased 73.3%, and other revenue decreased 52.4% in 2020 compared to 2019. See below for a further discussion of our sources of revenues.

PARI-MUTUEL REVENUES

	Year Ended December 31,
	2020	2019
Simulcast	$2,878,000	$5,364,000
Live racing	723,000	2,151,000
Guest fees	2,743,000	1,203,000
Other revenue	1,635,000	1,115,000
Total Pari-Mutuel Revenue	$7,979,000	$9,833,000

Racing Days
Simulcast only racing days	187	298
Live and simulcast racing days	53	66
Total Number of Racing Days	240	364

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

Total 2020 pari-mutuel revenue decreased $1,854,000, or 18.9%, compared to 2019. Simulcast revenue decreased $2,486,000, or 46.3%, and live racing revenue decreased $1,428,000, or 66.4% in 2020 compared to 2019. These decreases are due to the COVID-19 Pandemic described above, including the fact that these operations were closed from March 16, 2020 until June 10, 2020 and from November 21, 2020 through December 31, 2020. Guest fees increased $1,540,000, or 128.0%, in 2020 compared to 2019 primarily due to increased out of state handle as a result of racing weekdays in 2020. Other revenue increased $520,000, or 46.6% in 2020 compared to 2019 primarily due to an increase in ADW revenues.

CARD CASINO REVENUES

	Year Ended December 31,
	2020	2019
Poker Games	$3,747,000	$7,501,000
Table Games	14,307,000	23,206,000
Total Collection Revenue	18,054,000	30,707,000
Other Poker Revenue	922,000	2,300,000
Other Table Games Revenue	910,000	1,399,000
Total Card Casino Revenue	$19,886,000	$34,406,000

The primary source of Card Casino revenue is a percentage of the wagers received from the players as compensation for providing the Card Casino facility and services, referred to as “collection revenue.” Other Revenue presented above includes fees collected for the administration of tournaments and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds. Card Casino revenue represented 60.0% and 58.1% of the Company’s net revenues for the years ended December 31, 2020 and 2019, respectively.

Total Card Casino revenue decreased $14,520,000, or 42.2%, in 2020 compared to 2019. Poker revenue decreased $3,754,000, or 50.0%, and table games collection revenue decreased $8,899,000, or 38.3%, in 2020 compared to 2019. These decreases are due to the COVID-19 Pandemic described above. When the Company reopened its table games operations on June 15, 2020 and poker operations on July 9, 2020, this included reduced seating at tables and capacity limitations to follow Minnesota state guidelines.

FOOD AND BEVERAGE REVENUES

Food and beverage revenue decreased $6,522,000, or 73.3%, to $2,373,000 for the year ended December 31, 2020 compared to 2019. The decrease is due to the COVID-19 Pandemic described above, including the fact that these operations were closed from March 16, 2020 until June 10, 2020 and from November 21, 2020 through December 31, 2020.

OTHER REVENUES

Other revenue decreased $3,190,000, or 52.4%, to $2,902,000 in 2020 compared to 2019. The decrease is due to the COVID-19 Pandemic described above, including the fact that these operations were closed from March 16, 2020 until June 10, 2020 and from November 21, 2020 through December 31, 2020.

OPERATING EXPENSES

Total operating expenses decreased $20,709,000, or 37.3%, to $34,882,000 in 2020, from $55,591,000 in 2019. Total operating expenses as a percentage of net revenues increased to 105.3% in 2020 from 93.9% in 2019.

Total purse expense decreased $2,033,000, or 29.1%, in 2020 compared to 2019. The decrease is due to decreases in Card Casino and pari-mutuel revenues as a result of the COVID-19 Pandemic. This also resulted in a decrease in Minnesota Breeders' Fund (the "MBF") expense (shown below). As discussed in greater detail in Item 1 above, Minnesota law requires us to allocate a portion of Card Casino revenues, wagering handle on simulcast and live horse races, and ADW source market fees for future payment as purses for live horse races and other authorized uses. While most of these amounts were paid into the purse funds for thoroughbred and quarter horse races, Minnesota law requires that a portion of the amounts allocated for purses be paid into the MBF.

			Minnesota Breeders’
	Purse Expense		Fund Expense
	2020	2019	2020	2019
Card Casino	$2,290,000	$4,335,000	$254,000	$482,000
Simulcast Racing	1,275,000	1,678,000	451,000	465,000
Live Racing	1,382,000	967,000	37,000	106,000
Total	$4,947,000	$6,980,000	$742,000	$1,053,000

Salaries and benefits expense decreased $9,601,000, or 37.6%, in 2020 compared to 2019. The decrease is due to the COVID-19 Pandemic, which resulted in the majority of Company employees being placed on an unpaid furlough during the temporary suspension of operations. Labor costs also significantly declined upon reopen in June due to the Company's limited operations requiring significantly reduced number of personnel.

Cost of food and beverage sales decreased $2,845,000, or 69.8%, in 2020 compared to 2019. The decrease is due to lower food and beverage revenues due to decreased attendance, primarily due to capacity limitations mandated across the Company’s operations as a result of the COVID-19 Pandemic.

Advertising and marketing costs decreased $1,775,000, or 82.5%, in 2020 compared to 2019. The decrease is due to a reduction in advertising and marketing spend due to capacity limitations mandated across the Company’s operations as a result of the COVID-19 Pandemic.

           During 2020, the Company recorded a gain on transfer of land of $2,368,000 as a result of transferring land to the Doran Canterbury II and Canterbury DBSV joint ventures.

In 2019, the Company recorded a loss on disposal of assets totaling $262,000. Included in this amount is the write-off of assets disposed of in remodeling the Card Casino. The Company also recorded a loss on disposal of assets related to development site work costs. Additionally, the Company disposed of assets related to its RV Park as a result of developing the property around the Racetrack.

In 2019, the Company recorded a gain on insurance recoveries of $199,000 as a result of insurance proceeds related to water damage incurred at the Racetrack.

Net Income for the years 2020 and 2019 was $1,062,000 and $2,718,000, respectively.

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

Our significant accounting policies are more fully described in Note 2 to the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

Property and Equipment - We have significant capital invested in our property and equipment, which represents approximately 49% of our total assets at December 31, 2020. We use our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows. If the sum of the related expected future net cash flows is less than the carrying value, we will determine whether an impairment loss should be recognized. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. As of December 31, 2020, we have determined that no impairment of these assets exists.

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

MINIMUM WAGE LEGISLATION

In 2014, Minnesota legislation enacted into law an increase in the minimum wage that must be paid to most Company employees. Beginning January 1, 2018, the minimum wage was set to increase at the beginning of each year by the rate of inflation with a maximum increase of up to 2.5% per year. The minimum wage for 2021 is $10.08 per hour. Prior to August 1, 2014, the Company employed a large number of individuals who received an hourly wage equal to or slightly above $7.25 per hour. As a result, this legislation had an adverse financial impact on the Company in 2014 through 2020, and will continue to have an adverse impact on the Company. We have implemented measures to partially mitigate the impact of this increase by raising our prices and reducing our employee count. These measures could themselves have an adverse effect because higher prices and diminished service levels may discourage customers from visiting the Racetrack.

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

Under the terms of the CMA, as amended, the SMSC made payments of $5.6 million and $7.4 million during 2020 and 2019, respectively, primarily for purse enhancements for the respective live race meets.

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits, and events. Under the Fifth Amendment, the SMSC was not required to pay the Company a 2020 annual marketing payment, but the Company used previously paid but unspent funds for these purposes.

As noted above and affirmed in the Fifth Amendment, SMSC is obligated to make the following purse enhancement and marketing payments for 2021 through 2022:

	Purse Enhancement Payments to	Marketing Payments to Canterbury
Year	Horsemen (1)	Park
2021	$7,380,000	$1,620,000
2022	7,380,000	1,620,000

1 - Includes $100,000 each year payable to various horsemen associations

The amounts received from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the year ended December 31, 2020, the Company recorded $900,000 in other revenue and incurred $740,000 in advertising and marketing expense and $160,000 in depreciation related to the SMSC marketing payment. For the year ended December 31, 2019, the Company recorded $1,114,000 in other revenue and incurred $888,000 in advertising and marketing expense and $226,000 in depreciation related to the SMSC marketing payment. The excess of amounts received over revenue is reflected as deferred revenue on the Company’s consolidated balance sheets.

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

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at December 31, 2020 and as of the date of this report will not have a material impact on the Company’s consolidated financial position or results of operations.

The Company has committed to payment of statutory distributions under a $500,000 bond issued to the MRC as required under Minnesota law. The Company was not required to make any payments related to this bond in 2020 or 2019, and there is no liability related to this bond on the balance sheet as of December 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

Cash provided by operating activities for 2020 was $1,677,000 as a result of net income of $1,062,000 and was increased by 2020 noncash charges from depreciation of $2,749,000, stock-based compensation expense of $469,000, stock-based employee match contribution of $371,000, deferred income taxes of $2,943,000, and loss from equity investment of $1,478,000. Cash from operating activities in 2020 was reduced by a gain on transfer of land of $2,368,000. The Company also experienced an increase in payable to horsepersons of $1,817,000 in 2020 as compared to 2019. This was partially offset by a decrease in accrued wages and payroll taxes of $1,104,000, decrease in deferred revenue of $1,046,000, and increase in income taxes receivable of $4,153,000 in 2020 as compared to 2019.

Cash provided by operating activities for 2019 was $6,738,000 as a result of net income of $2,718,000 and was increased by 2019 noncash charges from depreciation of $2,680,000, stock-based compensation expense of $235,000, stock-based employee match contribution of $689,000, and a loss on disposal of assets of $262,000. Cash from operating activities in 2019 was reduced by a gain on insurance recoveries of $199,000. The Company also experienced an increase in deferred revenue of $503,000. This was partially offset by a decline in accounts payable of $1,364,000 in 2019 as compared to 2018.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities for 2020 of $758,000 was used primarily for additions to land, buildings, and equipment, including the costs of TIF eligible public infrastructure improvements. This was partially offset by a decrease in related party receivables when an affiliate of the controlling member of the Doran Canterbury I and II joint ventures repaid the $2,940,000 promissory note in full on August 3, 2020 and repaid the $268,000 of costs for preliminary grading work on parcels of land the Company had designated for Doran Canterbury II.

Net cash used in investing activities for 2019 of $13,037,000 was used primarily for additions to land, buildings, and equipment, including the costs of TIF eligible public infrastructure improvements, and the issuance of a note receivable to a related party. This was partially offset by a decrease in notes receivable.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used by financing activities for 2020 was $374,000 and primarily consisted of $329,000 cash dividend paid to shareholders prior to the suspension of dividends by our Board of Directors on March 16, 2020.

Net cash used by financing activities for 2019 was $978,000 and primarily consisted of $1,281,000 cash dividend paid to shareholders, partially offset by proceeds from issuance of common stock of $383,000.

CASH AND CAPITAL RESOURCES

At December 31, 2020, we had cash, cash equivalents, and restricted cash of $4,472,000 compared to $3,927,000 at December 31, 2019. This $545,000 increase consisted of $1,677,000 of net cash provided by operating activities, offset by $758,000 of net cash used in investing activities and $374,000 of net cash used in financing activities.

The Company has a general credit and security agreement with a financial institution. This agreement was amended as of December 23, 2020 to extend the maturity date to February 28, 2021. The agreement was also amended as of February 28, 2021 to extend the maturity date to January 31, 2024 and increase its revolving credit line up to $10,000,000. See footnote 14 for additional information. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had borrowings of $5,866,000 under the credit line during the year ended December 31, 2020. As of December 31, 2020, the outstanding balance on the line of credit was $0. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements at all times throughout 2020.

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

The Company offers unbanked table games that refer to a wagering system or game where wagers “lost” or “won” by the host are accumulated into a “player pool” to enhance the total amount paid back to players in any other card game. The Company is required to return accumulated player pool funds to the players through giveaways, promotional items, prizes or by other means. The player pool liability was $576,000 and $640,000 at December 31, 2020 and 2019, respectively. Additionally, the table games jackpot pool was $664,000 and $670,000 at December 31, 2020 and 2019, respectively.

The Company also maintains a poker promotional pool where a portion of the poker "rake" is collected and accumulated into a promotional pool to enhance the total amount paid back to poker players. The Company is required to return accumulated poker promotional pool funds to the players through poker jackpots, giveaways, promotional items, prizes or by other means. The poker promotional pool liability was $631,000 and $175,000 at December 31, 2020 and 2019, respectively.

The Card Casino offers progressive jackpots for poker games. Amounts collected for these jackpot funds are accrued as liabilities until paid to winners. At December 31, 2020 and 2019, accrued jackpot funds totaled $186,000 and $134,000, respectively. The MRC regulates the operation of the player pool and progressive jackpot pools. These liabilities have the potential for significant fluctuation on a daily basis.

All games in the Card Casino are played using chips. The value of chips issued and outstanding, referred to as the “outstanding chip liability,” was $253,000 and $435,000 at December 31, 2020 and 2019, respectively. This liability has the potential for significant fluctuation on a daily basis depending upon the demand for chip redemptions and sales.

Our second largest individual operating expense item is purse expense. Pursuant to an agreement with the MHBPA, we transferred into a trust account or paid directly to the MHBPA, approximately $2,885,000 and $6,314,000 in purse funds related to thoroughbred races for 2020 and 2019, respectively. Minnesota law provides that amounts transferred into this trust account are the property of the trust and not the Company. There were no unpaid purse fund obligations due to the MHBPA at December 31, 2020 or 2019.

OFF-BALANCE SHEET ARRANGEMENTS

The Company currently has no off-balance sheet arrangements and has no intent to enter into any such agreements in the near future.

RELATED PARTY TRANSACTIONS

For a description of the nature and extent of related party transactions, see Note 13.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

In March 2014, the Company entered into a seven-year agreement with a new totalizator provider, which was extended an additional year in 2020. Pursuant to the agreement, the vendor provides totalizator equipment and related software that records and processes all wagers and calculates odds and payoffs. The amounts charged to operations for totalizator expenses for the years ended December 31, 2020 and 2019 were $176,000 and $233,000, respectively.

In August 2018, the Company entered into a Contract for Private Redevelopment with the City of Shakopee in connection with a Tax Increment Financing District (“TIF District”). The Company is obligated to construct certain public infrastructure improvements within the TIF District, and will be reimbursed by the City of Shakopee by future tax increment revenue generated from the developed property. See Note 12 for a more detailed description of the agreement.

Subsequent to December 31, 2020, there have been no material changes outside the ordinary course of business to our contractual obligations as set forth above. As of December 31, 2020, we had no borrowings pursuant to our line of credit and were not party to finance lease obligations, significant purchase obligations or other long-term obligations, other than described above.

FORWARD-LOOKING STATEMENTS

From time-to-time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, we may make forward-looking statements concerning possible or anticipated future financial performance, prospective business activities or plans that are typically preceded by words such as “believes,” “expects,” “anticipates,” “intends” or similar expressions. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that these forward-looking statements are subject to risks and uncertainties that could affect our actual results and cause actual results to differ materially from those indicated in the forward-looking statements. These risks and uncertainties include, but are not limited to:

●

any short-term or long-term effect that the COVID-19 Pandemic may have on us as an entertainment venue, including reluctance from customers to visit our Racetrack or Card Casino or social distancing measures that we may voluntarily take that would limit attendance at our facilities;

●

The fact that due to the COVID-19 Pandemic, our non-real estate development operations were closed from March 16, 2020 through June 9, 2020 and from November 21, 2020 through January 10, 2021, when we resumed these operations on a more limited basis in light of restrictions imposed by Minnesota regulatory bodies;

●	competition from other venues offering unbanked card games or other forms of wagering;
●	competition from other sports and entertainment options;
●	attracting a sufficient number of horses and trainers to achieve above average field sizes;
●	decline in interest in wagering on horse races at the Racetrack, at other tracks, or on unbanked card games offered at the Card Casino;
●	material fluctuations in attendance at the Racetrack;
●	increases in the percentage of revenues allocated for purse fund payments;
●	higher-than-expected expenses related to new marketing initiatives;
●	the impact of wagering products and technologies introduced by competitors;
●	inclement weather and other conditions that may affect our ability to conduct live racing;
●	the fact that horse racing is an inherently dangerous sport and our racetrack is subject to personal injury litigation;
●

any legal, judicial, legislative or regulatory action or event that would adversely affect our ten-year Cooperative Marketing Agreement with the Shakopee Mdewakanton Sioux Community, which enhances the purses for daily racing at Canterbury Park and supports cooperative marketing programs for the two organizations, benefiting the stability and quality of live horse racing;

●	our ability to obtain, on acceptable terms, an extension to the ten-year Cooperative Marketing Agreement with the Shakopee Mdewakanton Sioux Community, which expires in 2022;
●	legislative and regulatory decisions and changes, including decision or actions related to sports betting that would adversely affect our betting environment;
●

the fact that under the Redevelopment Agreement with the City of Shakopee, the Company has agreed to undertake a number of specific public infrastructure improvements within the TIF District, and the funding that Canterbury Park will be paid as reimbursement under the TIF program for these improvements is not guaranteed, but will depend in part on future tax revenues generated from the developed property;

●

the success of the Company’s Canterbury Commons real estate development, including our reliance upon our joint venture partners Doran Companies and Greystone Construction to construct, and profitably operate our development projects;

●	greater-than-anticipated expenses or lower-than-anticipated return on the development of our underutilized land;
●

the fact the public infrastructure improvements that we are making pursuant to the Redevelopment Agreement with the City of Shakopee together with improvements we are making to our parking facilities may disrupt traffic flow in a manner that discourages customers from visiting our facilities, thereby affecting our revenue and profitability;

●	payments and amount of future dividends is subject to Board of Director discretion and to various risks and uncertainties;
●	increases in compensation and employee benefit costs;
●	the general health of the gaming sector; and
●	other factors that are beyond our ability to control or predict.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 3.05(e) of Regulation S-K, Canterbury Park Holding Company is not required to provide the information requested by this Item as it qualifies as a smaller reporting company.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)          Financial Statements

The following financial statements of the Company are set forth on pages 36 through 60 of the Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Canterbury Park Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Canterbury Park Holding Corporation and Subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Estimate of the allowance for doubtful accounts – Property Tax Increment Financing “TIF” Receivable

As described in Notes 1 and 12 to the consolidated financial statements, the Company recorded a TIF receivable of approximately $11,889,000, which represents $11,191,000 of principal and $698,000 of interest.  Management believes future tax revenues generated from current development activity will exceed the Company's development costs and thus, management believes no allowance related to this receivable is necessary.

We identified the estimate of the allowance for doubtful accounts of the TIF receivable as a critical audit matter because auditing it involved a high degree of subjectivity in evaluating whether management’s estimates and assumptions used to determine the allowance for doubtful accounts was necessary.

The primary audit procedures we performed to address this critical audit matter included:

●

We evaluated the design and operating effectiveness of key controls related to the Company’s allowance for doubtful accounts analysis, including controls over the precision of management’s review and approval of the calculation and related estimate.

●	We evaluated the accuracy of the data used by management in determining the estimate, including the reasonable and supportable factors, by agreeing them to internal and external information available.
●	We evaluated the reasonableness of management’s forecasts on future development by comparing the following:
o	Historical results
o	Discussions with management related to the ongoing development projects.
o	Forecasted information from outside parties related to projected tax increments for the development projects.

/s/ Wipfli LLP

We have served as the Company's auditor since 2014.

Minneapolis, Minnesota

   March 24, 2021

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2020 and 2019

	2020	2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$—	$355,399
Restricted cash	4,471,712	2,308,955
Short-term investments	—	103,886
Accounts receivable, net of allowance of $19,250 for both periods	231,255	302,037
Inventory	218,791	390,118
Prepaid expenses	498,642	501,493
Income taxes receivable	4,031,621	—
Total current assets	9,452,021	3,961,888

LONG-TERM ASSETS
Deposits	49,500	49,500
Restricted cash - long-term portion	—	1,262,744
TIF receivable	11,888,570	9,708,856
Related party receivable (Note 13)	1,541,910	3,528,927
Operating lease right-of-use assets	45,057	74,832
Equity investment (Note 12)	7,515,108	2,992,633
Land held for development	4,805,417	9,191,107
Land, buildings and equipment, net (Note 3)	33,507,204	34,642,595
TOTAL ASSETS	$68,804,787	$65,413,082

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	2,953,586	3,495,238
Card Casino accruals	2,327,994	2,167,056
Accrued wages and payroll taxes	1,150,102	2,254,379
Cash dividend payable	—	324,439
Accrued property taxes	804,817	1,019,658
Deferred revenue	435,866	1,482,130
Payable to horsepersons	2,374,696	557,696
Income taxes payable	—	120,960
Current portion of finance lease obligations	25,749	24,500
Current portion of operating lease obligations	22,271	29,776
Total current liabilities	10,095,081	11,475,832

LONG-TERM LIABILITIES
Deferred income taxes (Note 4)	7,347,700	4,404,300
Finance lease obligations, net of current portion	46,035	71,784
Operating lease obligations, net of current portion	22,786	45,056
Total long-term liabilities	7,416,521	4,521,140
TOTAL LIABILITIES	17,511,602	15,996,972

STOCKHOLDERS’ EQUITY (Note 5)
Common stock, $.01 par value, 10,000,000 shares authorized, 4,748,012 and 4,644,522, respectively, shares issued and outstanding	47,480	46,445
Additional paid-in capital	23,631,618	22,733,933
Retained earnings	27,614,087	26,635,732
Total stockholders’ equity	51,293,185	49,416,110
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$68,804,787	$65,413,082

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED December 31, 2020 and 2019

	2020	2019
OPERATING REVENUES:
Pari-mutuel	$7,979,336	$9,832,945
Card Casino	19,885,862	34,406,195
Food and beverage	2,372,716	8,894,985
Other	2,902,358	6,092,732
Total Net Revenues	33,140,272	59,226,857

OPERATING EXPENSES:
Purse expense	4,946,799	6,979,508
Minnesota Breeders’ Fund	742,052	1,052,682
Other pari-mutuel expenses	692,060	1,332,321
Salaries and benefits	15,926,727	25,527,560
Cost of food and beverage and other sales	1,230,633	4,075,313
Depreciation	2,748,514	2,679,728
Utilities	1,212,004	1,531,029
Advertising and marketing	377,412	2,152,260
Professional and contracted services	3,340,116	4,983,587
Loss on disposal of assets	13,407	261,728
Gain on insurance recoveries	—	(198,874)
Gain on sale of assets	—	(12,141)
Other operating expenses	3,652,265	5,226,392
Total Operating Expenses	34,881,989	55,591,093
Gain on transfer of land (Note 12)	2,367,514	—
INCOME FROM OPERATIONS	625,797	3,635,764
OTHER INCOME (LOSS)
Loss from equity investment	(1,478,199)	(2,377)
Interest income, net	663,571	329,150
Net Other (Loss) Income	(814,628)	326,773
(LOSS) INCOME BEFORE INCOME TAXES	(188,831)	3,962,537
INCOME TAX BENEFIT (EXPENSE) (Note 4)	1,250,845	(1,244,263)
NET INCOME	$1,062,014	$2,718,274

Basic earnings per share	$0.23	$0.59
Diluted earnings per share	$0.23	$0.59
Weighted Average Basic Shares Outstanding	4,697,021	4,594,118
Weighted Average Diluted Shares	4,697,791	4,607,809
Cash dividends declared per share	—	0.28

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED December 31, 2020 and 2019

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2018	4,527,685	$45,277	$21,420,886	$25,268,187	$46,734,350

Exercise of stock options	41,310	413	272,869	—	273,282
Other share retirements	(5,863)	(59)	(27,915)	(62,048)	(90,022)
Stock-based compensation	—	—	235,105	—	235,105
Dividend distribution	—	—	—	(1,288,681)	(1,288,681)
401(K) stock match	52,089	521	687,979	—	688,500
Issuance of deferred stock awards	10,968	110	(55,044)	—	(54,934)
Shares issued under Employee Stock Purchase Plan	18,333	183	200,053	—	200,236
Net income	—	—	—	2,718,274	2,718,274

Balance at December 31, 2019	4,644,522	$46,445	$22,733,933	$26,635,732	$49,416,110

Exercise of stock options	24,250	242	200,548	—	200,790
Other share retirements	(9,920)	(99)	(44,587)	(79,512)	(124,198)
Stock-based compensation	—	—	468,832	—	468,832
Dividend distribution	—	—	—	(4,147)	(4,147)
401(K) stock match	34,625	346	371,086	—	371,432
Issuance of deferred stock awards	45,865	459	(177,960)	—	(177,501)
Shares issued under Employee Stock Purchase Plan	8,670	87	79,766	—	79,853
Net income	—	—	—	1,062,014	1,062,014

Balance at December 31, 2020	4,748,012	$47,480	$23,631,618	$27,614,087	$51,293,185

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED December 31, 2020 and 2019

	2020	2019
Operating Activities:
Net income	$1,062,014	$2,718,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,748,514	2,679,728
Stock-based compensation expense	468,832	235,105
Stock-based employee match contribution	371,432	688,500
Deferred income taxes	2,943,400	434,300
Loss on disposal of assets	13,407	261,728
Loss from equity investment	1,478,199	2,377
Gain on insurance recoveries	—	(198,874)
Gain on sale of assets	—	(12,141)
Gain on transfer of land	(2,367,514)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	70,782	(60,294)
Decrease in other current assets	174,178	30,623
(Increase) decrease in income taxes receivable/payable	(4,152,581)	537,963
Decrease in operating lease right-of-use assets	29,775	28,914
Decrease in operating lease liabilities	(29,775)	(28,914)
Decrease in accounts payable	(886,060)	(1,364,430)
(Decrease) increase in deferred revenue	(1,046,264)	502,772
Increase in Card Casino accruals	160,938	426,130
Decrease in accrued wages and payroll taxes	(1,104,277)	(13,972)
(Decrease) increase in accrued property taxes	(75,292)	18,458
Increase (decrease) in payable to horsepersons	1,817,000	(148,426)
Net cash provided by operating activities	1,676,708	6,737,821

Investing Activities:
Additions to land, buildings, and equipment	(1,536,948)	(7,364,925)
Additions for TIF eligible improvements	(1,311,907)	(7,800,791)
Decrease (increase) in related party receivable	1,987,017	(320,527)
Decrease in notes receivable	—	2,142,511
Proceeds from insurance recoveries	—	204,174
Sale of investments	103,886	102,659
Net cash used in investing activities	(757,952)	(13,036,899)

Financing Activities
Proceeds from issuance of common stock	156,446	383,496
Borrowings on line of credit	5,866,416	5,932,532
Payments against line of credit	(5,866,416)	(5,932,532)
Cash dividend paid to shareholders	(328,587)	(1,281,180)
Payments for taxes related to net share settlement of equity awards	(177,501)	(54,934)
Principal payments on finance lease	(24,500)	(25,204)
Net cash used in financing activities	(374,142)	(977,822)

Net decrease in cash, cash equivalents, and restricted cash	544,614	(7,276,900)

Cash, cash equivalents, and restricted cash at beginning of year	3,927,098	11,203,998

Cash, cash equivalents, and restricted cash at end of year	$4,471,712	$3,927,098

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED December 31, 2020 and 2019 (continued)

Schedule of non-cash investing and financing activities
Additions to buildings and equipment funded through accounts payable	$344,000	$1,272,000
Transfer of future TIF reimbursed costs from PP&E	2,180,000	7,801,000
Dividend declared	—	324,000
ROU assets obtained in exchange for operating lease obligations	—	104,000
Transfer of assets to Doran Canterbury II	1,633,299	—
Transfer of assets to Canterbury DBSV	2,195,260	—

Supplemental disclosure of cash flow information:
Income taxes paid	$80,000	$740,000
Interest paid	40,000	42,000

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED December 31, 2020 and 2019

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

On November 18, 2020, Minnesota state and regulatory bodies issued an executive order requiring closure of places of public accommodation as a measure to slow the spread of COVID-19. As a result, the Company temporarily suspended all card casino, simulcast, and food and beverage operations from November 21, 2020 through January 10, 2021.

Despite a strong start to the year, the disruptions arising from the COVID-19 Pandemic had a significant impact on the Company's financial condition and operations during the year ended December 31, 2020. The duration and intensity of this global health emergency and related disruptions is uncertain. Given the dynamic nature of these circumstances, the impact on the Company’s consolidated results of operations, cash flows and financial condition in 2020 has been material, and the Company expects it will continue to be material. The Company cannot reasonably estimate at this time when the COVID-19 Pandemic will end, or when or how quickly the current travel restrictions and capacity restrictions will be modified or cease to be necessary. As a result, it is difficult to predict the continuing and future impact on the Company’s business and the willingness of customers to spend on entertainment in venues such as ours.

As of December 31, 2020, the Company has no long-term debt and a $6.0 million line of credit, which was increased to $10.0 million effective February 28, 2021. The Company anticipates that its existing cash balance, any cash generated from operations and availability under its credit line will provide the Company with the necessary liquidity and financial flexibility to manage through this challenging operating environment. We have taken significant actions to mitigate the effects of the COVID-19 Pandemic on our operations, including initiating workforce reductions and furloughs, suspending the Company’s quarterly cash dividend, postponing non-essential capital expenditures, reducing operating costs, and substantially reducing discretionary spending. We expect these countermeasures to partially mitigate the impact of COVID-19. As the impact of the COVID-19 Pandemic on the economy and our operations evolves, we will continue to assess the impact on the Company.

Basis of Presentation - The consolidated financial statements include the accounts of the Company (Canterbury Park Holding Corporation) and its direct and indirect subsidiaries Canterbury Park Entertainment, LLC, Canterbury Park Concessions, Inc., and Canterbury Development, LLC, after elimination of intercompany accounts and transactions.

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

Reclassifications - Prior period financial statements have been reclassified to conform to current period presentations. Certain land costs have been reclassified on the December 31, 2019 Consolidated Balance Sheets from Property, plant, and equipment, net to Land held for development.

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

The Company offers certain promotional allowances at no charge to patrons who participate in its player rewards program. The retail value of these promotional items is included as a deduction from pari-mutuel revenues.

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

Short-term Investments – Securities are classified as held to maturity when the Company has the positive intent and ability to hold them to maturity, and are measured at amortized cost. At December 31, 2020 and 2019, all investments were classified as held-to-maturity. The Company continually reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in earnings. The Company did not have any short-term investments at December 31, 2020. At December 31, 2019, short-term investments consisted of certificates of deposit. Amortized cost approximated fair value at December 31, 2019.

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

Property Tax Increment Financing (TIF) Receivable – In connection with the Contract for Private Redevelopment (“Redevelopment Agreement”) between the City of Shakopee Economic Development Authority and Canterbury Development LLC signed in August 2018, the City of Shakopee has agreed that a portion of the tax increment revenue generated from the developed property will be paid to the Company to reimburse it for expenses in constructing public infrastructure improvements. The interest rate on the TIF Receivable is 6%.

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

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) – The Minnesota Pari-mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations. Pursuant to an agreement with the MHBPA, the Company transferred into a trust account or paid directly to the MHBPA, approximately $2,885,000 and $6,314,000 for the years ended December 31, 2020 and 2019, respectively, related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company.

Checks Written in Excess of Cash Balance - For the year ended December 31, 2020, the Company included approximately $970,000 of checks written in excess of cash balance within accounts payable on the Consolidated Balance Sheet. There were no checks written in excess of cash balance as of December 31, 2019.

Impairment of Long-Lived Assets – The Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the event that facts and circumstances indicate that the carrying value of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. During 2020 and 2019, the Company determined that no evaluations of recoverability were necessary.

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

Land Held for Development – Land held for development consists of land owned for potential real estate development.

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

Interest and penalties associated with uncertain income tax positions are presented in income tax expense. For the years ended December 31, 2020 and 2019, the Company did not recognize any expense related to interest and penalties.

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

3.    LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment, at cost, consist of the following at December 31, 2020 and 2019:

	2020	2019
Land	$2,680,158	$2,507,298
Buildings and building improvements	41,081,689	38,858,798
Furniture and equipment	23,515,215	22,821,447
Construction in progress	1,677,547	3,174,664
	68,954,609	67,362,207
Accumulated depreciation	(35,447,405)	(32,719,612)
	$33,507,204	$34,642,595

The Company has included land held for development as a separate line on the consolidated balance sheet. This amount represents land owned for potential real estate development and totaled approximately $4,805,000 and $9,191,000 at December 31, 2020 and 2019, respectively.

4.    INCOME TAXES

A reconciliation between income taxes computed at the statutory federal income tax rate and the effective tax rate for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019
Federal tax (benefit) expense at statutory rates	$(40,000)	$928,000
Nondeductible lobbying expense	13,000	15,100
State expense, net of federal impact	3,000	316,000
Stock option expense	—	(14,200)
Long term incentive and restricted stock unit expense	(14,000)	—
Federal rate difference on NOL carrybacks	(1,213,000)	—
Other	155	(637)
	$(1,250,845)	$1,244,263

Income tax (benefit) expense for the years ended December 31, 2020 and 2019 consists of the following:

	2020	2019
Current
Federal	$(4,110,000)	$449,000
State	(84,000)	361,000
	(4,194,000)	810,000
Deferred, Federal	2,860,155	479,263
Deferred, State	83,000	(45,000)
	$(1,250,845)	$1,244,263

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets (liabilities)
Vacation accrual	$55,700	$72,800
Player rewards program accrual	166,900	143,200
Stock options	86,200	75,100
Long-Term Incentive Plan	32,500	114,300
Land, building and equipment - cost and depreciation	(4,381,600)	(4,062,800)
Investment in joint ventures	(3,387,200)	(729,000)
Prepaid Expenses	(144,900)	(7,700)
TIF receivable accrued interest	(200,700)	(43,600)
Lease obligations	20,600	27,900
Charitable contribution carryovers	15,300	—
State net operating loss	374,000	—
Other	15,500	5,500
Net long-term deferred tax liabilities	$(7,347,700)	$(4,404,300)

The Company is subject to U.S. and Minnesota taxation. The Company is no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2017.

5.    STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Stockholders’ Equity

Employee Stock Purchase Plan:

The Company offers an Employee Stock Purchase Plan (the “ESPP”) that is open to all employees working more than 15 hours per week. Shares of the Company’s common stock may be purchased by employees at six-month intervals at 85% of the fair market value on the last trading day of each six-month period. Employees purchased 8,670 and 18,333 shares in 2020 and 2019, respectively. As of December 31, 2020, a total of 333,174 shares have been issued from the 350,000 shares originally authorized.

KSOP:

The Company offers a KSOP Plan (the “KSOP”) that includes the Employee Stock Ownership Plan (the “ESOP”) and the 401(k) Plan. The KSOP allows the Company to use Company stock to match contributions from its employees should it so choose. The KSOP is available to eligible employees who had completed six months of service. Beginning January 1, 2016, the matching of employee contributions were issued in Company stock. Employer contributions charged to operations for stock matching of employee contributions for the year ended December 31, 2020 and 2019 totaled approximately $371,000 and $688,000, respectively.

Stock Repurchase Plan:

In 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock in open market transactions or block purchases of privately negotiated transactions. The Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and in 2012, authorized the repurchase of an additional 100,000 shares of the Company’s common stock. No shares were repurchased in 2020 or 2019, and currently the Company is authorized to repurchase up to 128,871 shares under the Stock Repurchase Plan.

Stock-Based Compensation

Stock-based compensation is recorded at fair value as of the date of grant, is included in the salaries and benefits expense line item on the consolidated statements of operations and amounted to approximately $469,000 and $235,000 for the years ended December 31, 2020 and 2019, respectively.

Stock Options:

The Company’s 1994 Stock Plan, as amended, (the “Plan”) provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and non-employees, including directors of and consultants to the Company and any subsidiary, to purchase up to a maximum of 1,650,000 shares of common stock. The Company currently has 263,810 shares available for grant under the Plan. The Plan is administered by the Board of Directors which determines the persons who are to receive awards under the Plan, the type of award to be granted, the number of shares subject to each award and, if an option, the exercise price of each option.

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

Stock option activity related to the Plan during the years ended December 31, 2020 and 2019 is summarized below:

	2020		2019

		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Shares	Price
Outstanding at beginning of year	33,250	$9.64	75,062	$7.95
Granted	—	—	—	—
Exercised	(24,250)	8.28	(41,310)	6.62
Expired/Forfeited	—	—	(502)	6.00

Outstanding at end of year	9,000	$13.30	33,250	$9.64

Options exercisable at end of year	9,000	$13.30	33,250	$9.64

The grant-date fair value of options outstanding and exercisable at December 31, 2020 and 2019 was $56,000 and $148,000, respectively. The weighted average remaining contractual term of these options is 0.1 years.

There were no options granted in 2020 or 2019. The total fair value of options exercised during the years ended December 31, 2020 and 2019 was $92,000 and $75,000, respectively. The total intrinsic value of options exercised during 2020 and 2019 was $104,000 and $313,000, respectively.

The following table summarizes information concerning all options outstanding and options exercisable as of December 31, 2020:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average	Aggregate		Average	Aggregate
Range of	Number	Life (Years)	Exercise	Intrinsic	Number	Exercise	Intrinsic
Exercise Price	Outstanding	Remaining	Price	Value	Exercisable	Price	Value
$11.01 - 14.00	9,000	0.1	$13.30	—	9,000	$13.30	—
Total	9,000	0.1	$13.30	$—	9,000	$13.30	$—

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

The Board has approved granting opportunities in 2018 and 2019 to Company officers and key employees to earn long-term incentive compensation under the LTI Plan. Each officer and key employee was granted an Incentive Award (that was also a Deferred Stock Award under the Stock Plan) which provided an opportunity to receive a payout of shares of the Company’s common stock to the extent of achievement compared to Performance Goals at the end of the three year Performance Period. The Company expects to pay out 6,241 shares of deferred stock in the 2021 first quarter, related to the Performance Period ended December 31, 2020. The number of shares to be paid out for the Performance Period ending December 31, 2021 will be determined based on actual achievement compared to Performance Goals.

As a result of the COVID-19 Pandemic, the Company temporarily suspended the granting of performance awards under its LTI Plan until there is more certainty about the Company’s future operations, and instead granted other awards designed to retain NEOs and other Senior Executives as described below under “Employee Deferred Stock Awards.”

The Company recorded a Compensation benefit of $32,000 and Compensation expense of $100,000 related to the LTI plan for 2020 and 2019, respectively.

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

Below is a summary of changes in Board of Directors unvested deferred stock:

		Weighted
		Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2019	12,604	$12.69
Granted	20,073	11.17
Vested	(12,604)	12.69
Forfeited	—	—
Non-Vested Balance, December 31, 2020	20,073	$11.17

Employee Deferred Stock Awards

On June 25, 2020, 47,000 shares of deferred stock awards were granted to employees pursuant to the Company’s Stock Plan with a price per share equal to the market price on the date of grant of $11.07. The vesting schedule of the awards is as follows: (i) 60% vesting and being issued in December 2020, (ii) 20% vesting and being issued in March 2022, and (iii) 20% vesting and being issued in March 2023. The Company’s Board of Directors designated those portions of the deferred stock awards vesting in 2020 as awards under the Company’s 2020 annual incentive plan and designed those portions of the awards scheduled to vest in 2022 and 2023 as 2020 awards under the Company’s LTI Plan. The compensation cost associated with this grant of deferred stock awards are recorded in "Salaries and benefits" on the Consolidated Statements of Operations.

A summary of the changes in employee unvested deferred stock award grants as of December 31, 2020, is as follows:

		Weighted
		Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2019	—	$—
Granted	47,000	11.07
Vested	(26,400)	12.43
Forfeited	(1,800)	12.43
Non-Vested Balance, December 31, 2020	18,800	$11.07

At December 31, 2020, there was approximately $297,000 of total unrecognized stock-based compensation expense related to unvested employee and board of director deferred stock awards the Company expects to recognize through 2023.

6.    NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the net income per common share computations for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
Net income (numerator) amounts used for basic and diluted per share computations:	$1,062,014	$2,718,274

Weighted average shares (denominator) of common stock outstanding:
Basic	4,697,021	4,594,118
Plus dilutive effect of stock options	770	13,691
Diluted	4,697,791	4,607,809

Net income per common share:
Basic	$0.23	$0.59
Diluted	0.23	0.59

Options to purchase 9,000 shares of common stock at an average price of $13.30 per share were outstanding but not included in the computation of diluted net income per share for the year ended December 31, 2020 and 2019 because the exercise price of the options exceeded the market price of the Company’s common stock at December 31, 2020 and 2019.

7.    GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with a financial institution, which provides a revolving credit line of up to $6,000,000 and allows for a letter of credit in the aggregate amount of up to $2,000,000 to be issued under the credit agreement. As of December 31, 2020, the financial institution had issued a $1,250,000 letter of credit on the Company's behalf, and therefore, the Company had an available credit line up to $4,750,000. This agreement was amended as of December 23, 2020 to extend the maturity date to February 28, 2021. This agreement was amended on February 28, 2021 to extend the maturity date to January 31, 2024. See footnote 14 for additional information. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The Company had borrowings of $5,866,000 under the credit line during the year ended December 31, 2020. As of December 31, 2020, the outstanding balance on the line of credit was $0. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements as of December 31, 2020.

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

Lease costs related to operating leases were $31,333 and $33,519 for the years ended December 31, 2020 and 2019, respectively. The total lease expenses for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or liability was $360,902 and $558,233 for the years ended December 31, 2020 and 2019, respectively.

Lease costs included in depreciation and amortization related to our finance leases were $23,795 for each of the years ended December 31, 2020 and 2019. Interest expense related to our finance leases was immaterial.

The following table shows the classification of the right of use assets on our consolidated balance sheets:

		Year Ended December 31,
	Balance Sheet Location	2020	2019
Assets
Finance	Land, buildings and equipment, net (1)	$71,784	$96,284
Operating	Operating lease right-of-use assets	45,057	74,832
Total Leased Assets		$116,841	$171,116

1 – Finance lease assets are net of accumulated amortization of $53,853 and $23,795 for the years ended December 31, 2020 and 2019, respectively.

The following table shows the lease terms and discount rates related to our leases:

	Year Ended December 31,
	2020	2019
Weighted average remaining lease term (in years):
Finance	2.7	3.7
Operating	0.8	1.3
Weighted average discount rate (%):
Finance	5.0%	5.0%
Operating	5.5%	5.5%

The maturity of operating leases and finance leases for the year ended December 31, 2020 are as follows:

Year Ended December 31, 2020	Operating leases	Finance leases
2021	23,100	28,743
2022	23,100	28,743
2023	—	19,332
Total minimum lease obligations	46,200	76,817
Less: amounts representing interest	(1,143)	(5,033)
Present value of minimum lease payments	45,057	71,784
Less: current portion	(22,271)	(25,749)
Lease obligations, net of current portion	$22,786	$46,035

Purchase Obligations

In March 2014, the Company entered into a seven-year agreement with a new totalizator provider. Pursuant to the agreement, the vendor provides totalizator equipment and related software which records and processes all wagers and calculates odds and payoffs. The amounts charged to operations for totalizator expenses for the years ended December 31, 2020 and 2019 were $181,000 and $233,000, respectively.

Future minimum purchase obligations are $235,000 for 2021.

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

Effective on June 15, 2012, the Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”). The CMA was amended in January 2015, 2016, 2017, 2018, and in June 2020 (as described below in Note 12). The CMA contains certain covenants which, if breached, would trigger an obligation to repay a specified amount related to such covenant. At this time, management believes that the likelihood that the breach of a covenant will occur and that the Company will be required to pay the specified amount related to such covenant is remote.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at December 31, 2020 and as of the date of this report will not have a material impact on the Company’s consolidated financial positions or results of operations.

The Company has committed to payment of statutory distributions under a $500,000 bond issued to the Minnesota Racing Commission as required by Minnesota statute. The Company was not required to make any payments related to this bond in 2020 or 2019, and there is no liability related to this bond on the balance sheet as of December 31, 2020.

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

Depreciation, interest expense, and income taxes are allocated to the segments but no allocation is made to food and beverage for shared facilities. However, the food and beverage segment pays approximately 25% of gross revenues earned on live racing and special event days to the horse racing segment for use of the facilities. In 2020, the food and beverage segment did not pay a commission to the horse racing segment subsequent to the Company's first temporary shutdown of operations starting March 16, 2020.

The following tables represent a disaggregation of revenues from contracts with customers along with the Company’s operating segments (in 000’s):

	Year Ended December 31, 2020
	Horse Racing	Card Casino	Food and Beverage	Development	Total
Net revenues from external customers	$10,722	$19,886	$2,489	$43	$33,140
Intersegment revenues	74	—	430	—	504
Net interest (expense) income	(37)	—	—	701	664
Depreciation	2,309	226	214	—	2,749
Segment (loss) income before income taxes	(1,610)	953	(709)	1,319	(47)
Segment tax benefit	(253)	(108)	(3)	(887)	(1,251)

At December 31, 2020
Segment Assets	$35,620	$3,027	$24,862	$29,475	$92,984

	Year Ended December 31, 2019
	Horse Racing	Card Casino	Food and Beverage	Development	Total
Net revenues from external customers	$15,370	$34,406	$9,430	$21	$59,227
Intersegment revenues	999	—	1,425	—	2,424
Net interest (expense) income	(38)	—	—	365	327
Depreciation	2,262	186	232	—	2,680
Segment (loss) income before income taxes	(2,695)	6,400	715	65	4,485
Segment tax (benefit) expense	(1,011)	2,009	225	21	1,244

At December 31, 2019
Segment Assets	$31,618	$3,327	$25,430	$29,074	$89,449

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals for the years ended December 31, 2020 and 2019 (in 000’s):

	Year Ended December 31,
	2020	2019
Revenues
Total net revenue for reportable segments	$33,644	$61,651
Elimination of intersegment revenues	(504)	(2,424)
Total consolidated net revenues	$33,140	$59,227

(Loss) income before income taxes
Total segment (loss) income before income taxes	$(47)	$4,485
Elimination of intersegment loss before income taxes	(142)	(522)
Total consolidated (loss) income before income taxes	$(189)	$3,963

	December 31,	December 31,
	2020	2019
Assets
Total assets for reportable segments	$92,984	$89,449
Elimination of intercompany balances	(24,179)	(24,036)
Total consolidated assets	$68,805	$65,413

11.  COOPERATIVE MARKETING AGREEMENT

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

Under the terms of the CMA, as amended, the SMSC made payments of $5.6 million and $7.4 million during 2020 and 2019, respectively, primarily for purse enhancements for the respective live race meets.

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits, and events. Under the Fifth Amendment, the SMSC was not required to pay the Company a 2020 annual marketing payment, but the Company used previously paid but unspent funds for these purposes.

As noted above and affirmed in the Fifth Amendment, the SMSC is obligated to make the following purse enhancement and marketing payments for 2021 and 2022:

	Purse Enhancement Payments to	Marketing Payments to
Year	Horsemen (1)	Canterbury Park
2021	$7,380,000	$1,620,000
2022	7,380,000	1,620,000

(1) - Includes $100,000 each year payable to various horsemen associations

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s condensed consolidated statements of operations. For the year ended December 31, 2020, the Company recorded $900,000 in other revenue and incurred $740,000 in advertising and marketing expense and $160,000 in depreciation related to the SMSC marketing payment. For the year ended December 31, 2019, the Company recorded $1,114,000 in other revenue and incurred $888,000 in advertising and marketing expense and $226,000 in depreciation related to the SMSC marketing payment. The excess of amounts received over revenue is reflected as deferred revenue on the company’s consolidated balance sheets.

Under the CMA, the Company agreed for the term of the CMA that it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

12.  REAL ESTATE DEVELOPMENT

Equity Investment

On April 2, 2018, the Company’s subsidiary Canterbury Development LLC entered into an operating agreement with an affiliate of Doran Companies (“Doran”), a national commercial and residential real estate developer, as the two members of a Minnesota limited liability company named Doran Canterbury I, LLC (“Doran Canterbury I”). Doran Canterbury I was formed as part of a joint venture between Doran and Canterbury Development LLC to construct an upscale apartment complex on land adjacent to the Company’s Racetrack. Doran Canterbury has developed Phase I of the Project, which includes approximately 300 units, a heated parking ramp, and a clubhouse.

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

In connection with the execution of the amended operating agreement for Doran Canterbury I, on August 18, 2018, Canterbury Development LLC entered into an operating agreement with Doran Shakopee, LLC as the two members of a Minnesota limited liability company entitled Doran Canterbury II, LLC (“Doran Canterbury II”). Under the Doran Canterbury II operating agreement, Doran Canterbury II will pursue development of Phase II of the project. Phase II will include an additional 300 apartment units. Canterbury Development’s equity contribution to Doran Canterbury II for Phase II was approximately 10 acres of land, which were contributed to Doran Canterbury II on July 30, 2020. In connection with its contribution, Canterbury Development became a 27.4% equity member in Doran Canterbury II with Doran owning the remaining 72.6%. As the Company is able to assert significant influence, but not control, over Doran Canterbury II’s operational and financial policies, the Company accounts for the joint venture as an equity method investment.

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

In accordance with ASC 610-20, we determined that we do not have a controlling financial interest in the Doran Canterbury II and Canterbury DBSV joint ventures and the arrangements meet the criteria to be accounted for as a contract. Therefore, we derecognized the land and recognized a full gain (approximately $2,368,000) between the carrying amount of the land and the estimated fair value of the land transferred. In future periods, the Company will recognize its proportionate share of Doran Canterbury II and Canterbury DBSV’s earnings (after the effect of basis differences) as an increase or decrease in its Equity investment and as Income or Loss from Investment in these joint ventures.

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

Under the Redevelopment Agreement, the Company has agreed to undertake a number of specific public infrastructure improvements within the TIF District, including the development of public streets, utilities, sidewalks, and other public infrastructure. More specifically, the Company is obligated to construct improvements on Shenandoah Drive and Unbridled Avenue (formerly Barenscheer Boulevard) with these improvements required to be substantially complete on or before December 31, 2019 and December 31, 2020, respectively. As of December 31, 2020, improvements to Shenandoah Drive were substantially complete.

Under the Redevelopment Agreement, the City of Shakopee has agreed that a portion of the tax increment revenue generated from the developed property will be paid to the Company to reimburse it for its expense in constructing public infrastructure improvements. The total estimated cost of TIF eligible improvements to be borne by the Company is $23,336,500. A detailed Schedule of the Public Improvements under the Redevelopment Agreement, the timeline for their construction and the source and amount of funding is set forth on Exhibit C of the Redevelopment Agreement, which was filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2018. The total amount of funding that Canterbury will be paid as reimbursement under the TIF program for these improvements is not guaranteed, however, and will depend on future tax revenues generated from the developed property. As of December 31, 2020, the Company recorded a TIF receivable of  approximately $11,889,000, which represents $11,191,000 of principal and $698,000 of interest. Management believes future tax revenues generated from current development activity will exceed the Company's development costs and thus, management believes no allowance related to this receivable is necessary. As of December 31, 2019, the Company recorded a TIF receivable of approximately $9,709,000, which represented $9,557,000 of principal and $152,000 of interest.

The Company expects to finance its improvements under the Redevelopment Agreement with funds from its current operating resources and existing credit facility and, potentially, third-party financing sources.

The City of Shakopee has authorized changes to the Redevelopment Agreement and the responsibilities of the Company, but the Company, the City of Shakopee and other parties have not formally entered into an agreement that memorializes these changes. The Company will provide updated disclosure when the parties enter into a new agreement. As part of the authorized changes regarding the responsibilities of the Company and the city of Shakopee, improvements on Unbridled Avenue will be primarily constructed by the City of Shakopee. As a result, should Canterbury enter into the agreement that memorializes these changes, the total estimated cost of TIF eligible improvements to be borne by the Company will be reduced by $7,670,000. These improvements were substantially complete as of the date of this filing.

Development Agreements

On April 7, 2020, the Company entered into an agreement to sell approximately 11.3 acres of land on the west side of the Racetrack to a third party for total consideration of approximately $2,400,000. Closing is subject to the satisfaction of certain customary conditions. The Company expects phase one of the transaction to close in 2021 and phase two to close in 2022.

On April 15, 2020, the Company entered into an agreement to sell approximately 2.4 acres of land on the west side of the Racetrack to a third party for total consideration of approximately $1,100,000. Closing is subject to the satisfaction of certain customary conditions. The Company expects the transaction to close in 2021.

13.  RELATED PARTY RECEIVABLES

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

In 2019 and 2020, the Company loaned money to the Doran Canterbury I joint venture in eight separate loans totaling approximately $1,277,000. These member loans bear interest at the rate equal to the Prime Rate plus two percent per annum. As of December 31, 2020, accrued interest totaled approximately $41,000. The Company expects to be fully reimbursed for these member loans when the joint venture achieves positive cash flow.

In 2020, the Company recorded a related party receivable of approximately $22,000 for various development related costs incurred by the Company on parcels of land the Company had designated for Canterbury DBSV. The Company expects to be fully reimbursed for these costs by Canterbury DBSV in 2021.

In 2020, the Company recorded a related party receivable of approximately $169,000 for landscaping and irrigation costs incurred by the Company on parcels of land the Company had designated for Doran Canterbury II. The Company received payment for this receivable in January 2021. The Company also recorded a related party receivable of approximately $20,000 for various development related costs incurred by the Company on behalf of Doran Canterbury I and II. The Company expects to be fully reimbursed for these costs in 2021.

14.  SUBSEQUENT EVENTS

On February 28, 2021, the Company entered into an amendment to its existing credit agreement with a financial institution. The amendment extended the maturity date of the agreement to January 31, 2024 and increased its revolving credit line up to $10,000,000. The amendment also includes additional collateral on the line of credit in the form of a Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2020. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2020.

(c)         Changes in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended December 31, 2020, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not Applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Incorporated by Reference.

Information required under Items 401 (except as noted below), 405, 406, and 407 (c) (3), (d) (4), and (d) (5) of Regulation S-K to the extent applicable to the Company will be set forth in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 3, 2021 (the “Proxy Statement”), a definitive copy of which will be filed with the Commission within 120 days of the close of the 2020 fiscal year, which information is incorporated herein by reference. Information required under Item 402 of Regulation S-K regarding executive officers is presented under Item 1(c)(x) herein.

Code of Ethics

The Company has adopted a Code of Conduct and Ethics applicable to all directors, officers, employees of and consultants to the Company. A copy of the Code of Conduct and Ethics can be obtained free of charge upon written request directed to the Company’s Secretary at the executive offices of the Company.

Item 11. EXECUTIVE COMPENSATION

Information required under Item 402 of Regulation S-K to the extent applicable to the Company will be set forth in the Company’s Proxy Statement, which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under Items 201(d) and 403 of Regulation S-K to the extent applicable to the Company will be set forth in the Company’s Proxy Statement, which information is incorporated herein by reference.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a).        The following Consolidated Financial Statements of Canterbury Park Holding Corporation and subsidiaries are included in Part II, Item 8 pages 36-60:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations for the years ended December 31, 2020 and 2019

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

Notes to Consolidated Financial statements

(b).        Exhibits

Exhibit Table Reference	Title of Document

3 Articles of Incorporation and Bylaws:

3.1	Restated Articles of Incorporation, filed as Exhibit 3.1 to Form 8-K dated June 30, 2016 and incorporated herein by reference

3.2	Bylaws, filed as Exhibit 3.2 to Form 8-K dated June 30, 2016 and incorporated herein by reference

4.1

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, filed as Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 31, 2019.

10 Material contracts and management compensation plans and arrangements:

10.1

Horse Association Agreement dated June 4, 2020, by and between the Minnesota Horsemen’s Benevolent and Protective Association, the Minnesota Thoroughbred Association, the Minnesota Quarter Horse Racing Association, the Equine Development Coalition of Minnesota, Canterbury Park Holding Corporation, and Shakopee Mdewakanton Sioux Community, is filed herewith.

10.2	Consent and Waiver dated as of June 1, 2020 by Minnesota Horsemen's Benevolent and Protection Association pursuant to Horse Association Agreement dated June 4, 2020, filed as Exhibit 10.3 to the Form 8-K dated June 1, 2020 and incorporated herein by reference.

10.3*	Stock Option Plan, as amended, filed as Exhibit 10.5 to the Form 8-K dated June 7, 2017 and incorporated herein by reference.

*      Denotes an exhibit that covers management contracts or compensatory plans or arrangements.

Exhibit Table Reference	Title of Document

10.4

General Credit and Security Agreement dated as of November 11, 2016 between Canterbury Park Holding Corporation and Bremer Bank N.A., filed as Exhibit 10.10 to 2017 Form 10-K and incorporated herein by reference.

10.4.1

Credit Amendment Agreement, dated as of September 30, 2018, between and among Canterbury Park Holding Corporation and Bremer Bank N.A, filed as Exhibit 10.1 to Form 10-Q dated November 14, 2018 and incorporated herein by reference.

10.4.2

Third Amendment made as of September 30, 2019, by and among to the General Credit and Security Agreement between Canterbury Park Holding Corporation and Bremer Bank N.A, filed as Exhibit 10.1 to Form 8-K dated September 30, 2019 and incorporated herein by reference.

10.4.3	Fourth Amendment made as of September 30, 2020, by and among to the General Credit and Security Agreement between Canterbury Park Holding Corporation and Bremer Bank N.A., filed as Exhibit 10.1 to Form 8-K dated September 30, 2020 and incorporated herein by reference.

10.4.4	Fifth Amendment made as of December 23, 2020, by and among to the General Credit and Security Agreement between Canterbury Park Holding Corporation and Bremer Bank N.A., filed as Exhibit 10.1 to Form 8-K dated December 23, 2020 and incorporated herein by reference.

10.4.5	Sixth Amendment made as of February 28, 2021, by and among to the General Credit and Security Agreement between Canterbury Park Holding Corporation and Bremer Bank N.A., filed as Exhibit 10.1 to Form 8-K dated February 28, 2021 and incorporated herein by reference.

10.5

Contract for Private Redevelopment dated August 10, 2018 between the City of Shakopee, Minnesota, Economic Development Authority for the City of Shakopee, Minnesota, Canterbury Development LLC, and Canterbury Park Holding Corporation. Filed as Exhibit 10.1 to the Form 10-Q dated August 14, 2018 and incorporated herein by reference.

10.6

Cooperative Marketing Agreement dated as of June 4, 2012 between Canterbury Park Holding Corporation and Shakopee Mdewakanton Sioux Community. Filed as Exhibit 99.1 to Form 10-Q dated August 14, 2012 and incorporated herein by reference.

10.7	Fifth Amendment made as of June 1, 2020 between Canterbury Park Holding Corporation and Shakopee Mdewakanton Sioux Community, filed as Exhibit 10.1 to Form 8-K dated June 1, 2020 and incorporated herein by reference.

10.8	Canterbury Park Holding Corporation Annual Incentive Plan filed as Exhibit 99.1 to Form 8-K dated April 5, 2016 and incorporated herein by reference.

10.9	Canterbury Park Holding Corporation Long Term Annual Incentive Plan filed as Exhibit 99.2 to Form 8-K dated April 5, 2016 and incorporated herein by reference.

10.10	Canterbury Park Holding Corporation 1995 Employee Stock Purchase Plan, incorporated by reference from Exhibit 4.1 to Form S-8 Registration Statement No. 333-150037, filed April 2, 2008.

Filed herewith, in addition to items, if any, specifically identified above:

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney, Included in Signature Page

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated March 24, 2021 announcing 2020 Fourth Quarter and Year-End Results

101

The following financial information from Canterbury Park Holding Corporation’s Annual Report on Form 10-K for the period ended December 31, 2020, formatted in eXtensible Business Reporting Language XBRL; (i) Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the years ended December 31, 2020 and December 31, 2019, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020 and December 31, 2019, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020 and December 31, 2019, and (v) Notes to Financial Statements.

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

Dated: March 24, 2021		CANTERBURY PARK HOLDING CORPORATION

	By	/s/ Randall D. Sampson
Randall D. Sampson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and the dates indicated have signed this report below.

Power of Attorney

Each person whose signature appears below constitutes and appoints RANDY J. DEHMER and RANDALL D. SAMPSON as his or her true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any of all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Signature	Title	Date

/s/ Randall D. Sampson	Chief Executive Officer and President (principal executive officer) and Executive Chairman of the Board	March 24, 2021
Randall D. Sampson

/s/ Carin J. Offerman	Director	March 24, 2021
Carin J. Offerman

/s/ Dale H. Schenian	Vice Chairman Emeritus; Director	March 24, 2021
Dale H. Schenian

/s/ Mark Chronister	Director	March 24, 2021
Mark Chronister

/s/ Maureen H. Bausch	Director	March 24, 2021
Maureen H. Bausch

/s/ John S. Himle	Director	March 24, 2021
John S. Himle

/s/ Randy J. Dehmer	Chief Financial Officer (principal financial officer and principal accounting officer)	March 24, 2021
Randy J. Dehmer