Form 10-Q
period 2021-03-31
Canterbury Park Holding Corp
filed 2021-05-11
CIK 1672909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2021.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission File Number: 001-37858

CANTERBURY PARK HOLDING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	47-5349765
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer
Organization)	Identification No.)

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

The Company had 4,764,942 shares of common stock, $.01 par value, outstanding as of May 1, 2021.

Canterbury Park Holding Corporation

PART 1 – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2021	2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,271,227	$—
Restricted cash	3,855,368	4,471,712
Accounts receivable, net of allowance of $19,250 for both periods	322,135	231,255
Inventory	220,693	218,791
Prepaid expenses	711,149	498,642
Income taxes receivable	3,556,915	4,031,621
Total current assets	10,937,487	9,452,021

LONG-TERM ASSETS
Deposits	49,500	49,500
Other prepaid expenses	76,723	—
TIF receivable	12,041,157	11,888,570
Related party receivable	1,464,583	1,541,910
Operating lease right-of-use assets	45,057	45,057
Equity investment	6,877,405	7,515,108
Land held for development	4,805,417	4,805,417
Property, plant, and equipment, net	33,014,705	33,507,204
TOTAL ASSETS	$69,312,034	$68,804,787

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	1,937,039	2,953,586
Card Casino accruals	2,889,285	2,327,994
Accrued wages and payroll taxes	2,146,481	1,150,102
Accrued property taxes	998,135	804,817
Deferred revenue	483,154	435,866
Payable to horsepersons	1,339,346	2,374,696
Current portion of finance lease obligations	26,071	25,749
Current portion of operating lease obligations	22,271	22,271
Total current liabilities	9,841,782	10,095,081

LONG-TERM LIABILITIES
Deferred income taxes	7,347,700	7,347,700
Finance lease obligations, net of current portion	39,395	46,035
Operating lease obligations, net of current portion	22,786	22,786
Total long-term liabilities	7,409,881	7,416,521
TOTAL LIABILITIES	17,251,663	17,511,602

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,764,942 and 4,748,012 respectively, shares issued and outstanding	47,649	47,480
Additional paid-in capital	23,847,636	23,631,618
Retained earnings	28,165,086	27,614,087
Total stockholders’ equity	52,060,371	51,293,185
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$69,312,034	$68,804,787

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING REVENUES:
Pari-mutuel	$1,153,844	$1,296,026
Card Casino	6,864,294	7,561,172
Food and beverage	374,471	1,118,995
Other	832,933	972,766
Total Net Revenues	9,225,542	10,948,959

OPERATING EXPENSES:
Purse expense	976,360	1,103,394
Minnesota Breeders’ Fund	175,140	189,744
Other pari-mutuel expenses	185,295	220,849
Salaries and benefits	3,967,348	5,577,893
Cost of food and beverage and other sales	205,637	564,151
Depreciation and amortization	689,585	716,853
Utilities	275,730	290,611
Advertising and marketing	56,452	183,988
Professional and Contracted Services	735,847	972,324
Other operating expenses	686,037	987,457
Total Operating Expenses	7,953,431	10,807,264
INCOME FROM OPERATIONS	1,272,111	141,695
OTHER (LOSS) INCOME
Loss from equity investment	(637,704)	—
Interest income, net	169,310	163,690
Net Other (Loss) Income	(468,394)	163,690
INCOME BEFORE INCOME TAXES	803,717	305,385
INCOME TAX EXPENSE	(252,224)	(50,164)
NET INCOME	$551,493	$255,221

Basic earnings per share	$0.12	$0.05
Diluted earnings per share	$0.12	$0.05
Weighted Average Basic Shares Outstanding	4,754,496	4,659,579
Weighted Average Diluted Shares	4,754,504	4,662,675
Cash dividends declared per share	$0.00	$0.00

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended March 31, 2021

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2020	4,748,012	$47,480	$23,631,618	$27,614,087	$51,293,185

Exercise of stock options	3,654	36	48,562	—	48,598
Stock-based compensation		—	103,130	—	103,130
Dividend distribution	—	—	—	(494)	(494)
401(K) stock match	6,575	66	90,341	—	90,407
Issuance of deferred stock awards	6,701	67	(26,015)	—	(25,948)
Net income	—	—	—	551,493	551,493

Balance at March 31, 2021	4,764,942	$47,649	$23,847,636	$28,165,086	$52,060,371

For the three months ended March 31, 2020

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2019	4,644,522	$46,445	$22,733,933	$26,635,732	$49,416,110

Exercise of stock options	24,250	242	200,548	—	200,790
Other share retirements	(9,920)	(99)	(44,587)	(79,512)	(124,198)
Stock-based compensation	—	—	57,606	—	57,606
401(K) stock match	17,179	172	160,795	—	160,967
Issuance of deferred stock awards	18,107	181	(72,560)	—	(72,379)
Net Income	—	—	—	255,221	255,221

Balance at March 31, 2020	4,694,138	$46,941	$23,035,735	$26,811,441	$49,894,117

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating Activities:
Net income	$551,493	$255,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	689,585	716,853
Stock-based compensation expense	103,130	57,606
Stock-based employee match contribution	90,407	160,967
Deferred income taxes	—	259,200
Loss from equity investment	637,704	—
Changes in operating assets and liabilities:
Accounts receivable	(90,880)	(67,218)
Other current assets	(291,132)	74,733
Income taxes receivable/payable	474,706	(645,771)
Operating lease right-of-use assets	—	1,921
Operating lease liabilities	—	(1,921)
Accounts payable	(1,084,383)	960,781
Deferred revenue	47,288	(127,309)
Card Casino accruals	561,291	(512,051)
Accrued wages and payroll taxes	996,379	(1,364,320)
Accrued property taxes	193,318	254,913
Payable to horsepersons	(1,035,350)	327,215
Net cash provided by operating activities	1,843,556	350,820

Investing Activities:
Additions to property, plant, and equipment	(129,251)	(825,937)
Increase in TIF receivable	(152,587)	(148,557)
Decrease in related party receivable	77,327	—
Proceeds from sale of investments	—	103,886
Net cash used in investing activities	(204,511)	(870,608)

Financing Activities:
Proceeds from issuance of common stock	48,598	76,592
Payments against line of credit	—	(1,450,000)
Borrowings on line of credit	—	1,450,000
Cash dividend paid to shareholders	(494)	(324,439)
Payments for taxes related to net share settlement of equity awards	(25,948)	(72,379)
Principal payments on finance lease	(6,318)	(6,011)
Net cash provided by (used in) financing activities	15,838	(326,237)

Net increase in cash, cash equivalents, and restricted cash	1,654,883	(846,025)

Cash, cash equivalents, and restricted cash at beginning of period	4,471,712	3,927,098

Cash, cash equivalents, and restricted cash at end of period	$6,126,595	$3,081,073

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

Schedule of non-cash investing and financing activities
Additions to buildings and equipment funded through accounts payable	$68,000	$298,000
Transfer of future TIF reimbursed costs from PP&E	153,000	149,000

Supplemental disclosure of cash flow information:
Income taxes paid	$100,000	$—
Interest paid	1,000	11,000

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Canterbury Park Holding Corporation’s (the “Company,” “we,” “our,” or “us”) Racetrack operations are conducted at facilities located in Shakopee, Minnesota, approximately 25 miles southwest of downtown Minneapolis. In May 1994, the Company commenced year-round horse racing simulcast operations and hosted the first annual live race meet during the summer of 1995. The Company’s live racing operations are a seasonal business as it typically hosts live race meets each year from May until September. The Company earns additional pari-mutuel revenue by televising its live racing to out-of-state racetracks around the country. Canterbury Park’s Card Casino typically operates 24 hours a day, seven days a week and is limited by Minnesota State law to conducting card play on a maximum of 80 tables. The Card Casino currently offers a variety of poker and table games. The Company’s three largest sources of revenues are from Card Casino operations, pari-mutuel operations, and food and beverage sales. The Company also derives revenues from related services and activities, such as admissions, advertising signage, publication sales, and from other entertainment events and activities held at the Racetrack. Additionally, the Company is developing underutilized land surrounding the Racetrack in a project known as Canterbury CommonsTM, with approximately 140 acres originally designated as underutilized. The Company is pursuing several mixed-use development opportunities for this land, directly and through joint ventures.

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

The disruptions arising from the COVID-19 Pandemic had a significant impact on the Company's financial condition and operations during the three months ended March 31, 2021. The duration and intensity of this global health emergency and related disruptions is uncertain. Given the dynamic nature of these circumstances, the impact on the Company’s consolidated results of operations, cash flows and financial condition in both 2020 and the first quarter of 2021 has been material, and the Company expects it will continue to be material in the balance of 2021. The Company cannot reasonably estimate at this time when the COVID-19 Pandemic will end, or when or how quickly the current travel restrictions and capacity restrictions will be modified or cease to be necessary, or to what extent visitors will feel comfortable returning to the Company's Card Casino, simulcast, and special events operations. As a result, it is difficult to predict the continuing and future impact on the Company’s business and the willingness of customers to spend on entertainment in venues such as ours.

The Company has no long-term debt and a $10,000,000 credit line, of which $8,750,000 is available as of March 31, 2021. The Company anticipates that its existing cash balance, any cash generated from operations and availability under its credit line will provide the Company with the necessary liquidity and financial flexibility to manage through this challenging operating environment. We have taken significant actions to mitigate the effects of the COVID-19 Pandemic on our operations, including initiating workforce reductions and furloughs, implementing reductions in executive pay and board cash retainer, suspending the Company’s quarterly cash dividend, postponing non-essential capital expenditures, reducing operating costs, and substantially reducing discretionary spending. We expect these countermeasures to partially mitigate the impact of COVID-19 on our full year 2021 financial results. As the impact of the COVID-19 Pandemic on the economy and our operations evolves, we will continue to assess the impact on the Company and respond accordingly.

Basis of Presentation and Preparation – The accompanying condensed consolidated financial statements include the accounts of the Company (Canterbury Park Holding Corporation and its direct and indirect subsidiaries Canterbury Park Entertainment, LLC; Canterbury Park Concessions, Inc.; and Canterbury Development, LLC). Intercompany accounts and transactions have been eliminated. The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2020, included in its Annual Report on Form 10-K (the “2020 Form 10-K”).

The condensed consolidated balance sheets and the related condensed consolidated statements of operations, stockholders’ equity, and the cash flows for the periods ended March 31, 2021 and 2020 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, statement of stockholders’ equity, and cash flows at March 31, 2021 and 2020 and for the periods then ended have been made.

Summary of Significant Accounting Policies – A detailed description of our significant accounting policies can be found in our most recent Annual Report on the 2020 Form 10-K. There were no material changes in significant accounting policies during the three months ended March 31, 2021.

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

Payable to Horsepersons - The Minnesota Pari-mutuel Horse Racing Act requires the Company to segregate a portion of funds (recorded as purse expense in the statements of operations) received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ association. Pursuant to an agreement with the Minnesota Horsemen’s Benevolent and Protective Association (“MHBPA”), the Company transferred into a trust account or paid directly to the MHBPA, $2,000,000 and $1,185,000 for the three months ended March 31, 2021 and 2020, respectively, related to thoroughbred races. Minnesota Statutes provide that amounts transferred into the trust account are the property of the trust and not of the Company, and therefore these amounts are not recorded on the Company’s Condensed Consolidated Balance Sheet.

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

In the quarter ended March 31, 2021, the Company recorded as other revenue $515,000 of COVID-19 relief grants, including a lump sum grant of $500,000 from the Convention Center Relief Grant Program, which is overseen by the Minnesota Department of Employment and Economic Development. There were no grants in the quarter ended March 31, 2020.

2.    STOCK-BASED COMPENSATION

Long Term Incentive Plan and Award of Deferred Stock

The Long Term Incentive Plan (the “LTI Plan”) authorizes the grant of Long Term Incentive Awards that provide an opportunity to Named Executive Officers (“NEOs”) and other Senior Executives to receive a payment in cash or shares of the Company’s common stock to the extent of achievement at the end of a period greater than one year (the “Performance Period”) as compared to Performance Goals established at the beginning of the Performance Period. Currently, there is one award outstanding for the three-year period ending December 31, 2021. Beginning in 2020, and as a result of the COVID-19 Pandemic, the Company temporarily suspended the granting of performance awards under its LTI Plan until there is more certainty about the Company’s future operations, and instead granted deferred stock awards designed to retain NEOs and other Senior Executives.

Board of Directors Stock Option, Deferred Stock Awards, and Restricted Stock Grants

The Company’s Stock Plan currently authorizes annual grants of restricted stock, deferred stock, stock options, or any combination of the three, to non-employee members of the Board of Directors at the time of the Company’s annual shareholders’ meeting as determined by the Board prior to each such meeting. Options granted under the Plan generally expire 10 years after the grant date. Restricted stock and deferred stock grants generally vest 100% one year after the date of the annual meeting at which they were granted, are subject to restrictions on resale for an additional year, and are subject to forfeiture if a board member terminates his or her board service prior to the shares vesting. The Board of Directors' unvested deferred stock awards as of March 31, 2021 consisted of 20,073 shares with a weighted average fair value per share of $11.17. There were no unvested restricted stock or stock options outstanding at March 31, 2021.

Employee Deferred Stock Awards

The Company's Stock Plan permits its Compensation Committee to grant stock-based awards, including deferred stock awards, to key employees and non-employee directors. The Company has made deferred stock grants that vest over one to three years.

During the three months ended March 31, 2021, the Company granted employees deferred stock awards totaling 27,900 shares of common stock, with a vesting term of approximately three years and a fair value of $13.33 per share. There were no deferred stock awards granted during the three months ended March 31, 2020.

Deferred stock transactions during the three months ended March 31, 2021 are summarized as follows:

		Weighted
		Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2020	18,800	$11.07
Granted	27,900	13.33
Vested	—	—
Forfeited	(1,050)	11.43
Non-Vested Balance, March 31, 2021	45,650	$12.43

Stock-based compensation expense related to the LTI Plan, deferred stock awards, and restricted stock awards is included on the Condensed Consolidated Statements of Operations and totaled $103,000 and $58,000 for the three months ended March 31, 2021 and 2020.

Stock Option Grants

The Company has granted incentive stock options to employees pursuant to the Company’s Stock Plan with an exercise price equal to the market price on the date of grant. The options vest over a 42-month period and expire in 10 years.

A summary of stock option activity as of March 31, 2021 and changes during the three months then ended is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Grant Date
Stock Options	Options	Price	Term (in years)	Fair Value

Outstanding at January 1, 2021	9,000	$13.30
Granted	-	-
Exercised	(3,654)	13.30
Expired/Forfeited	(5,346)	13.30
Outstanding at March 31, 2021	-	$-	-	$-

Exercisable at March 31, 2021	-	$-	-	$-

3.    NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net income (numerator) amounts used for basic and diluted per share computations:	$551,493	$255,221

Weighted average shares (denominator) of common stock outstanding:
Basic	4,754,496	4,659,579
Plus dilutive effect of stock options	8	3,096
Diluted	4,754,504	4,662,675

Net income per common share:
Basic	$0.12	$0.05
Diluted	0.12	0.05

Options to purchase 9,000 shares of common stock at an average price of $13.30 per share were outstanding but not included in the computation of diluted net income per share for the three months ended March 31, 2020 because the exercise price of the options exceeded the market price of the Company’s common stock at March 31, 2020. There were no out-of-the money stock options at March 31, 2021.

4.    GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with a financial institution, which provides a revolving credit line up to $10,000,000 and allows for letters of credit in the aggregate amount of up to $2,000,000 to be issued under the credit agreement. As of March 31, 2021, the bank issued a $1,250,000 letter of credit on behalf of the Company and therefore, the Company has an available credit line up to $8,750,000. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The line of credit also includes collateral in the form of a Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents. As of March 31, 2021, the outstanding balance on the line of credit was $0.

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

Depreciation, interest, and income taxes are allocated to the segments, but no allocation is made to the food and beverage segment for shared facilities. However, the food and beverage segment pays approximately 25% of gross revenues earned on live racing and special event days to the horse racing segment for use of the facilities. Starting in 2020, the food and beverage segment has not paid a commission to the horse racing segment subsequent to the Company's first temporary shutdown of operations starting March 16, 2020.

The following tables represent a disaggregation of revenues from contracts with customers along with the Company’s operating segments (in 000’s):

	Three Months Ended March 31, 2021
	Horse Racing	Card Casino	Food and Beverage	Development	Total
Net revenues from external customers	$1,972	$6,864	$390	$—	$9,226
Intersegment revenues	1	—	95	—	96
Net interest (expense) income	2	—	—	167	169
Depreciation	564	75	51	—	690
Segment (loss) income before income taxes	(430)	1,135	(203)	(527)	(25)
Segment tax expense (benefit)	125	356	(64)	(165)	252

March 31, 2021
Segment Assets	$36,455	$2,951	$24,824	$28,433	$92,663

	Three Months Ended March 31, 2020
	Horse Racing	Card Casino	Food and Beverage	Development	Total
Net revenues from external customers	$2,197	$7,561	$1,182	$9	$10,949
Intersegment revenues	70	—	262	—	332
Net interest (expense) income	(9)	—	—	173	164
Depreciation	398	261	58	—	717
Segment (loss) income before income taxes	(896)	965	(160)	74	(17)
Segment tax expense (benefit)	(94)	158	(26)	12	50

December 31, 2020
Segment Assets	$35,620	$3,027	$24,862	$29,475	$92,984

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Three Months Ended March 31, 2021
	2021	2020
Revenues
Total net revenue for reportable segments	$9,322	$11,281
Elimination of intersegment revenues	(96)	(332)
Total consolidated net revenues	$9,226	$10,949

Income before income taxes
Total segment income before income taxes	$(25)	$(17)
Elimination of intersegment loss before income taxes	829	322
Total consolidated income before income taxes	$804	$305

	March 31,	December 31,
	2021	2020
Assets
Total assets for reportable segments	$92,663	$92,984
Elimination of intercompany balances	(23,351)	(24,179)
Total consolidated assets	$69,312	$68,805

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

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at March 31, 2021 and as of the date of this report, will not have a material impact on the Company’s consolidated financial positions or results of operations.

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

As noted above and affirmed in the Fifth Amendment, SMSC is obligated to make an annual purse enhancement of $7,380,000 and annual marketing payment of $1,620,000 for 2022.

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s condensed consolidated statements of operations. For the three months ended March 31, 2021, the Company recorded $47,000 in other revenue, incurred $23,000 in advertising and marketing expense, and incurred $24,000 in depreciation related to the SMSC marketing funds. For the three months ended March 31, 2020, the Company recorded $68,000 in other revenue, incurred $30,000 in advertising and marketing expense, and incurred $38,000 in depreciation related to the SMSC marketing funds.

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

Under the Redevelopment Agreement, the City of Shakopee has agreed that a portion of the tax increment revenue generated from the developed property will be paid to the Company to reimburse it for its expense in constructing public infrastructure improvements. The total estimated cost of TIF eligible improvements to be borne by the Company is $23,336,500. A detailed Schedule of the Public Improvements under the Redevelopment Agreement, the timeline for their construction and the source and amount of funding is set forth on Exhibit C of the Redevelopment Agreement, which was filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2018. The total amount of funding that Canterbury will be paid as reimbursement under the TIF program for these improvements is not guaranteed, however, and will depend on future tax revenues generated from the developed property. As of March 31, 2021, the Company recorded a TIF receivable of approximately $12,041,000, which represents $11,193,000 of principal and $848,000 of interest. Management believes future tax revenues generated from current development activity will exceed the Company's development costs and thus, management believes no allowance related to this receivable is necessary. As of December 31, 2020, the Company recorded a TIF receivable of approximately $11,889,000, which represented $11,191,000 of principal and $698,000 of interest.

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

Development Agreements

On April 7, 2020, the Company entered into an agreement to sell approximately 11.3 acres of land on the west side of the Racetrack to a third party for total consideration of approximately $2,400,000. The Company closed on the first phase of this transaction in April 2021, which totaled 7.8 acres of land. The closing of phase two is subject to the satisfaction of certain conditions, and we expect this to occur in 2022.

On April 15, 2020, the Company entered into an agreement to sell approximately 2.4 acres of land on the west side of the Racetrack to a third party for total consideration of approximately $1,100,000. The Company closed on this transaction in April 2021.

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

Lease costs related to operating leases were $0 and $2,031 for the three months ended March 31, 2021 and 2020, respectively. The total lease expenses for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or liability was $61,671 and $80,680 for the three months ended March 31, 2021 and 2020, respectively.

Lease costs included in depreciation and amortization related to our finance leases were $6,319 for the three months ended March 31, 2021 and 2020. Interest expense related to our finance leases was immaterial.

The following table shows the classification of the right of use assets on our consolidated balance sheets:

		March 31,	December 31,
	Balance Sheet Location	2021	2020
Assets
Finance	Land, buildings and equipment, net (1)	$65,466	$71,784
Operating	Operating lease right-of-use assets	45,057	45,057
Total Leased Assets		$110,523	$116,841

1 – Finance lease assets are net of accumulated amortization of $60,172 and $53,853 as of March 31, 2021 and December 31, 2020, respectively.

The following table shows the lease terms and discount rates related to our leases:

	March 31,	December 31,
	2021	2020
Weighted average remaining lease term (in years):
Finance	2.4	2.7
Operating	0.8	0.8
Weighted average discount rate (%):
Finance	5.0%	5.0%
Operating	5.5%	5.5%

The maturity of operating leases and finance leases as of March 31, 2021 are as follows:

Three Months Ended March 31, 2021	Operating leases	Finance leases
2021 remaining	$23,100	$21,557
2022	23,100	28,743
2023	—	19,332
Total minimum lease obligations	46,200	69,632
Less: amounts representing interest	(1,143)	(4,166)
Present value of minimum lease payments	45,057	65,466
Less: current portion	(22,271)	(26,071)
Lease obligations, net of current portion	$22,786	$39,395

10. RELATED PARTY RECEIVABLES

In 2019, 2020, and 2021, the Company loaned money to the Doran Canterbury I and II joint ventures in member loans totaling approximately $1,367,000. These member loans bear interest at the rate equal to the Prime Rate plus two percent per annum and totaled $58,000 as of March 31, 2021. The Company expects to be fully reimbursed for these member loans when the joint venture achieves positive cash flow.

The Company has also recorded related party receivables of approximately $40,000 as of March 31, 2021, for various related costs incurred by the Company. The Company expects to be fully reimbursed for these costs by the related party in 2021.

11. SUBSEQUENT EVENTS

In April 2021, the Company closed on two land sales totaling approximately 10 acres of land on the west side of the Racetrack. Total consideration received by the Company for these land sale agreements was approximately $2,500,000.

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

The disruptions arising from the COVID-19 Pandemic had a significant impact on the Company's financial condition and operations during the three months ended March 31, 2021 and 2020. The duration and intensity of this global health emergency and related disruptions is uncertain. Given the dynamic nature of these circumstances, the impact on the Company’s consolidated results of operations, cash flows and financial condition in 2021 will be material, but cannot be reasonably estimated at this time as it is unknown when the COVID-19 Pandemic will end, when or how quickly the current restrictions will be modified or cease to be necessary and the resulting impact on the Company’s business and the willingness of customers to spend on entertainment in venues such as ours.

We are mitigating negative impacts to our operating results by taking signification actions, as discussed below.

During the temporary closures and suspension of the Company’s operations described above, all Canterbury Park employees, except for a limited number of key personnel required for basic ongoing maintenance, security, and management needs, were placed on an unpaid furlough. The Company also implemented a salary reduction for all remaining non-furloughed employees based on a combination of the employee’s salary and the employee’s responsibilities during the temporary shutdown. The Company also implemented a salary reduction for the management team during the majority of 2020. Additionally, pandemic-related restrictions on our special events and group sales operations will impact our non-gaming business for at least the next several months. To address this near-term challenge, the Company made the very difficult decision to align staffing levels with the current level of our non-gaming business. These actions included leaving vacant positions unfilled, furloughing team members, pay reductions for senior leadership and some job eliminations.

On March 16, 2020, the Company announced that the Company’s Board of Directors had suspended the Company’s quarterly cash dividend until the Company’s business operations return to normal.

Other additional measures taken by the Company include postponing non-essential capital expenditures, reducing operating costs, and substantially reducing discretionary spending.

We expect these measures to partially mitigate the impacts of the COVID-19 Pandemic on our full year 2021 financial results. The Company has no long-term debt and a $10.0 million credit line that, when combined with the Company’s existing cash and any cash generated from operations, is anticipated to provide the Company with the necessary liquidity and financial flexibility to manage through this challenging operating environment. As the impact of the COVID-19 Pandemic on the economy and our operations evolves, we will continue to assess the impact on the Company and respond accordingly.

Operations Review for the Three Months Ended March 31, 2021:

Revenues:

Total net revenues for the three months ended March 31, 2021 were $9,226,000, a decrease of $1,723,000, or 15.7%, compared to total net revenues of $10,949,000 for the three months ended March 31, 2020. This decrease consists of decreases in pari-mutuel, Card Casino, food and beverage, and other revenues driven by the COVID-19 Pandemic. See below for a further discussion of our sources of revenues.

Pari-Mutuel Revenue:

	Three Months Ended March 31,
	2021	2020
Simulcast	$839,000	$1,015,000
Other Pari-Mutuel Revenue	315,000	281,000
Total Pari-Mutuel Revenue	$1,154,000	$1,296,000

Total pari-mutuel revenue for the three months ended March 31, 2021 was $1,154,000, a decrease of $142,000, or 11%, from $1,296,000 for the three months ended March 31, 2020. Simulcast revenue decreased $176,000, or 17.3% in 2021 compared to 2020 primarily due to the COVID-19 Pandemic described above, including the fact that these operations were operating in a limited capacity in the first quarter of 2021. Other revenue increased $34,000, or 12.1% compared to 2020 primarily due to an increase in Advanced Deposit Wagering (ADW) revenue.

Card Casino Revenue:

	Three Months Ended March 31,
	2021	2020
Poker Games	$1,326,000	$1,658,000
Table Games	4,903,000	5,076,000
Total Collection Revenue	6,229,000	6,734,000
Other Poker Revenue	314,000	484,000
Other Table Games Revenue	321,000	343,000
Total Card Casino Revenue	$6,864,000	$7,561,000

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

As indicated by the table above, total Card Casino revenue for the three months ended March 31, 2021 was $6,864,000, a decrease of $697,000, or 9.2%, from $7,561,000 for the three months ended March 31, 2020. The decrease is due to the COVID-19 Pandemic described above. When the Company reopened its Card Casino operations on January 11, 2021, this included reduced seating at tables and capacity limitations to follow Minnesota state guidelines.

Food and Beverage Revenue:

Food and beverage revenue for the three months ended March 31, 2021 was $374,000, a decrease of $745,000, or 66.5%, from $1,119,000 for the three months ended March 31, 2020. The decrease is primarily due to decreased attendance and special events, primarily due to capacity limitations mandated across the Company’s operations as a result of the COVID-19 Pandemic described above.

Other Revenue:

Other revenue for the three months ended March 31, 2021 was $833,000, a decrease of $140,000, or 14.4%, from $973,000 for the three months ended March 31, 2020. The decrease is primarily related to limited special event operations due to capacity limitations mandated across the Company’s operations as a result of the COVID-19 Pandemic described above. Offsetting this decrease is the receipt of $515,000 of COVID-19 relief grants that the Company recorded as other revenue in the 2021 first quarter.

Operating Expenses:

Total operating expenses for the three months ended March 31, 2021 were $7,953,000, a decrease of $2,854,000, or 26.4%, compared to total operating expenses of $10,807,000 for the three months ended March 31, 2020. The decrease in operating expenses reflect reductions in all of the Company’s operating expense line items, primarily as a result of the Company’s limited operations and efforts to manage expenses in light of revenue declines due to the COVID-19 Pandemic. The following paragraphs provide further detail regarding certain operating expenses.

Purse expense for the three months ended March 31, 2021 was $976,000, a decrease of $127,000, or 11.5%, from $1,103,000 for the three months ended March 31, 2020. The decrease is due to a reduction in pari-mutuel and Card Casino revenues.

Salaries and benefits for the three months ended March 31, 2021 was $3,967,000, a decrease of $1,611,000, or 28.9%, from $5,578,000 for the three months ended March 31, 2020. The decrease is due to the COVID-19 Pandemic, which resulted in the majority of Company employees being placed on an unpaid furlough during the temporary suspension of operations through January 10, 2021. Labor costs have also significantly declined upon reopening in January due to the Company’s limited operations requiring significantly reduced number of personnel.

Cost of food and beverage sales for the three months ended March 31, 2021 was $206,000, a decrease of $359,000, or 63.5%, from $564,000 for the three months ended March 31, 2020. The decrease is due to lower food and beverage revenues due to decreased attendance and special events, primarily due to capacity limitations mandated across the Company’s operations as a result of the COVID-19 Pandemic.

Advertising and marketing for the three months ended March 31, 2021 was $56,000, a decrease of $128,000, or 69.3%, from $184,000 for the three months ended March 31, 2020. The decrease is due to a reduction in advertising and marketing spend due to capacity limitations mandated across the Company’s operations as a result of the COVID-19 Pandemic.

The Company recorded a provision for income taxes of $252,000 and $50,000 for the three months ended March 31, 2021 and 2020, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The increase in our tax expense of $202,000 during the quarter ended March 31, 2021 over the quarter ended March 31, 2020 is primarily due to an increase in income before taxes from operations. The increase in the effective tax rate to 31.4% for the quarter ended March 31, 2021 from 16.4% for the quarter ended March 31, 2020 is primarily due to the discrete benefit realized from the estimated NOL carryback calculated in the 2020 tax provision, which resulted in a lower effective tax rate for the quarter ended March 31, 2020.

Net income for the three months ended March 31, 2021 and 2020 was $551,000 and $255,000, respectively.

EBITDA

To supplement our financial statements, we also provide investors with information about our EBITDA and Adjusted EBITDA, each of which is a non-GAAP measure, which excludes certain items from net income (loss), a GAAP measure. We define EBITDA as earnings before interest, income tax (benefit) expense, and depreciation and amortization. We also compute Adjusted EBITDA, which reflects additional adjustments to Net Income to eliminate unusual or non-recurring items, as well as items relating to our real estate development operations and we believe the exclusion of these items allows for better comparability of our performance between periods. For the three months ended March 31, 2021, Adjusted EBITDA excluded depreciation, amortization, and interest expense related to equity investments, as well as $515,000 of COVID-19 relief grants included in other revenue. Neither EBITDA nor adjusted EBITDA is a measure of performance calculated in accordance with GAAP and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance. EBITDA is presented as a supplemental disclosure because it is a widely used measure of performance and a basis for valuation of companies in our industry. Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and to adjusted EBITDA (defined above) which are non-GAAP financial measures, for the three months ended March 31, 2021 and 2020:

Summary of EBITDA Data

	Three Months Ended March 31,
	2021	2020
NET INCOME	$551,493	$255,221
Interest income, net	(169,310)	(163,690)
Income tax expense	252,224	50,164
Depreciation	689,585	716,853
EBITDA	1,323,992	858,548
Depreciation and amortization related to equity investments	393,673	—
Interest expense related to equity investments	219,195	—
Other revenue, COVID-19 relief grants	(515,000)	—
ADJUSTED EBITDA	$1,421,860	$858,548

Adjusted EBITDA increased $563,000, or 65.6%, for the three months ended March 31, 2021 as compared to the same period in 2020. The increase is a result of increased labor efficiencies and overall reduction in operating expenses to help mitigate the effects of the COVID-19 Pandemic. For the three months ended March 31, 2021, Adjusted EBITDA as a percentage of net revenue, excluding $515,000 other revenue from COVID-19 relief grants, was 16.3%. This compares to Adjusted EBITDA as a percentage of net revenue calculated on a GAAP basis for the three months ended March 31, 2020 of 7.8%.

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

Liquidity and Capital Resources:

The Company has a general credit and security agreement with a financial institution, which provides a revolving credit line up to $10,000,000 and allows for letters of credit in the aggregate amount of up to $2,000,000 to be issued under the credit agreement. As of March 31, 2021, the bank issued a $1,250,000 letter of credit on behalf of the Company and therefore, the Company has an available credit line up to $8,750,000. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The line of credit also includes collateral in the form of a Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents. As of March 31, 2021, the outstanding balance on the line of credit was $0. As of March 31, 2021, the Company was in compliance with the financial covenants of the general credit and security agreement.

The Company’s cash, cash equivalents, and restricted cash balance at March 31, 2021 was $6,127,000 compared to $4,472,000 as of December 31, 2020. The Company believes that unrestricted funds available in its cash accounts, amounts available under its revolving line of credit, along with funds generated from operations and future land sales, will be sufficient to satisfy its liquidity and capital resource requirements for regular operations, as well as its planned development expenses during 2021. However, if the Company engages in any additional significant real estate development, additional financing would more than likely be required and the Company may seek this additional financing through joint venture arrangements, through incurring debt, or through an equity financing, or a combination of any of these.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2021 was $1,844,000 primarily as a result of the following: The Company reported net income of $551,000, depreciation of $690,000, loss from equity investment of $638,000, and stock-based compensation and 401(k) match totaling $194,000. The Company also experienced an increase in accrued wages and payroll taxes of $996,000 for the three months ended March 31, 2021 due to the timing of our payroll dates as well as the fact the Company's operations were temporarily suspended as of December 31, 2020 resulting in a reduction in payroll costs. This was partially offset by a decrease in payables to horsemen of $1,035,000.

Net cash provided by operating activities for the three months ended March 31, 2020 was $351,000 primarily as a result of the following: The Company reported net income of $255,000, depreciation of $717,000, and stock-based compensation and 401(k) match totaling $219,000. The Company also experienced an increase in accounts payable of $961,000 for the three months ended March 31, 2020. This was partially offset by a decrease in accrued wages and payroll taxes of $1,400,000 and Card Casino accruals of $512,000.

Investing Activities

Net cash used in investing activities for the first three months of 2021 and 2020 was $205,000 and $871,000, respectively, primarily for additions to property, plant, and equipment and additions for TIF eligible improvements. This is partially offset by a decrease in related party receivables in the first quarter of  2021 of $77,000 and proceeds from sale of investments in the first quarter of 2020 of $104,000.

Financing Activities

Net cash provided by financing activities during the first three months of 2021 was $16,000, primarily due proceeds from the issuance of common stock, partially offset by payments for taxes of equity awards. Net cash used in financing activities during the first three months of 2020 was $326,000, relating primarily to cash dividends paid to shareholders.

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

Our significant accounting policies are included in Note 2 to our consolidated financial statements in our 2020 Annual Report on Form 10-K. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Property and Equipment - We have significant capital invested in our property and equipment, which represents 47.6% of our total assets at March 31, 2021. We use our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows. If the sum of the related expected future net cash flows is less than the carrying value, management would determine how much of an impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. We have determined that no impairment of these assets exists at March 31, 2021.

Stock-Based Compensation – Accounting guidance requires measurement of services provided in exchange for a share-based payment based on the grant date fair market value. We use our judgment in determining the assumptions used to determine the fair value of equity instruments granted using a Black-Scholes model. The Company also has historically granted Long Term Incentive Awards under the Long Term Incentive Plan (the “LTI Plan”) under which Company executive officers and other senior executives have had the opportunity to receive a payout of shares of the Company’s common stock at the end of a three-year period. Management must make a number of assumptions to estimate future results to determine the compensation expense of the LTI Plan. As a result of the COVID-19 Pandemic, the Company has temporarily suspended its LTI Plan until there is more certainty about the Company’s future operations. Currently, awards are outstanding under the LTI Plan only for the three-year period ending December 31, 2021.

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

Because the Company conducted a more limited 2020 live race meet due to the COVID-19 Pandemic, the Company and SMSC entered into the Fifth Amendment Agreement (“Fifth Amendment”) to the CMA effective June 8, 2020. Under the Fifth Amendment, the SMSC agreed to provide up to $5,620,000 for the annual purse enhancement for the year 2021. The annual purse enhancement that the SMSC is obligated to pay under the CMA for 2021 and 2022 was not changed and remains at $7,380,000 per year.

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits, and events.

As noted above and affirmed in the Fifth Amendment, SMSC is obligated to make an annual purse enhancement of $7,380,000 and annual marketing payment of $1,620,000 for 2022.

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s condensed consolidated statements of operations. For the three months ended March 31, 2021, the Company recorded $47,000 in other revenue, incurred $23,000 in advertising and marketing expense, and incurred $24,000 in depreciation related to the SMSC marketing funds. For the three months ended March 31, 2020, the Company recorded $68,000 in other revenue, incurred $30,000 in advertising and marketing expense, and incurred $38,000 in depreciation related to the SMSC marketing funds.

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

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.       Legal Proceedings

Not Applicable.

Item 1A.    Risk Factors

There have been no changes to the Risk Factors listed in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated by our subsequently filed Quarterly Reports on Form 10-Q.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ending March 31, 2021, the Company repurchased shares of stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Shares That May Yet Be Purchased Under the Program (1)
January 1-31, 2021	-	$-	-	128,781
February 1-28, 2021	-	$-	-	128,781
March 1-31, 2021	1,894	$13.70	-	128,781
Total	1,894	$13.70	-	128,781

(1)     Amount remaining from the aggregate 350,000 repurchase authorizations approved by the Company's Board of Directors in August 2012.

In the three months ending March 31, 2021, the Company repurchased a total of 1,894 shares in connection with payment of taxes upon issuance of deferred stock awards issued to employees.

Item 3.       Defaults upon Senior Securities

Not Applicable.

Item 4.       Mine Safety Disclosures

Not Applicable.

Item 5.       Other Information

Not Applicable.

Item 6.      Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1	Press Release dated May 10, 2021 announcing 2021 First Quarter Results.

101

The following financial information from Canterbury Park Holding Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, formatted in eXtensible Business Reporting Language XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2021 and March 31, 2020, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2021 and March 31, 2020, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and March 31, 2020, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: May 11, 2021	/s/ Randall D. Sampson
Randall D. Sampson
President and Chief Executive Officer (principal executive officer)

Dated: May 11, 2021	/s/ Randy J. Dehmer
Randy J. Dehmer
Chief Financial Officer (principal financial officer, principal accounting officer)