Form 10-Q
period 2021-06-30
Canterbury Park Holding Corp
filed 2021-08-10
CIK 1672909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2021.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission File Number: 001-37858

CANTERBURY PARK HOLDING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	47-5349765
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer
Organization)	Identification No.)

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

The Company had 4,786,173 shares of common stock, $.01 par value, outstanding as of August 1, 2021.

Canterbury Park Holding Corporation

PART 1 – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2021	2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,903,593	$—
Restricted cash	9,631,259	4,471,712
Accounts receivable, net of allowance of $19,250 for both periods	1,850,169	231,255
Inventory	331,456	218,791
Prepaid expenses	874,693	498,642
Income taxes receivable	3,049,319	4,031,621
Total current assets	22,640,489	9,452,021

LONG-TERM ASSETS
Deposits	49,500	49,500
Other prepaid expenses	69,748	—
TIF receivable	12,202,609	11,888,570
Related party receivable	1,809,479	1,541,910
Operating lease right-of-use assets	36,208	45,057
Equity investment	6,236,529	7,515,108
Land held for development	2,797,283	4,805,417
Property, plant, and equipment, net	34,033,616	33,507,204
TOTAL ASSETS	$79,875,461	$68,804,787

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	3,733,893	2,953,586
Card Casino accruals	2,519,324	2,327,994
Accrued wages and payroll taxes	3,359,700	1,150,102
Accrued property taxes	783,317	804,817
Deferred revenue	1,326,911	435,866
Payable to horsepersons	6,428,040	2,374,696
Current portion of finance lease obligations	26,397	25,749
Current portion of operating lease obligations	22,475	22,271
Total current liabilities	18,200,057	10,095,081

LONG-TERM LIABILITIES
Deferred income taxes	7,347,700	7,347,700
Finance lease obligations, net of current portion	32,671	46,035
Operating lease obligations, net of current portion	13,733	22,786
Total long-term liabilities	7,394,104	7,416,521
TOTAL LIABILITIES	25,594,161	17,511,602

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,786,173 and 4,748,012 respectively, shares issued and outstanding	47,861	47,480
Additional paid-in capital	24,200,481	23,631,618
Retained earnings	30,032,958	27,614,087
Total stockholders’ equity	54,281,300	51,293,185
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$79,875,461	$68,804,787

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
OPERATING REVENUES:
Pari-mutuel	$3,544,740	$1,420,583	$4,698,584	$2,716,609
Card Casino	9,890,588	795,195	16,754,882	8,356,367
Food and beverage	1,270,090	111,137	1,644,561	1,230,132
Other	1,166,400	440,940	1,999,333	1,413,706
Total Net Revenues	15,871,818	2,767,855	25,097,360	13,716,814

OPERATING EXPENSES:
Purse expense	2,463,587	601,674	3,439,947	1,705,068
Minnesota Breeders’ Fund	314,018	123,427	489,158	313,171
Other pari-mutuel expenses	338,467	58,691	523,762	279,540
Salaries and benefits	5,687,514	1,893,309	9,654,864	7,471,202
Cost of food and beverage and other sales	554,694	70,888	760,332	635,039
Depreciation and amortization	694,168	693,640	1,383,753	1,410,493
Utilities	390,949	202,021	666,679	492,632
Advertising and marketing	373,604	38,176	430,056	222,164
Professional and Contracted Services	1,102,487	610,405	1,838,334	1,582,729
Other operating expenses	1,123,444	794,203	1,809,478	1,781,660
Total Operating Expenses	13,042,932	5,086,434	20,996,363	15,893,698
Gain on sale of land	263,581	—	263,581	—
INCOME (LOSS) FROM OPERATIONS	3,092,467	(2,318,579)	4,364,578	(2,176,884)
OTHER (LOSS) INCOME
Loss from equity investment	(640,876)	(149,639)	(1,278,580)	(149,639)
Interest income, net	175,090	169,358	344,400	333,048
Net Other (Loss) Income	(465,786)	19,719	(934,180)	183,409
INCOME (LOSS) BEFORE INCOME TAXES	2,626,681	(2,298,860)	3,430,398	(1,993,475)
INCOME TAX (EXPENSE) BENEFIT	(757,597)	1,117,663	(1,009,821)	1,067,499
NET INCOME (LOSS)	$1,869,084	$(1,181,197)	$2,420,577	$(925,976)

Basic earnings (loss) per share	$0.39	$(0.25)	$0.51	$(0.20)
Diluted earnings (loss) per share	$0.39	$(0.25)	$0.51	$(0.20)
Weighted Average Basic Shares Outstanding	4,766,824	4,679,122	4,760,660	4,669,350
Weighted Average Diluted Shares	4,766,824	4,679,122	4,760,668	4,672,447

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended June 30, 2021

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at March 31, 2021	4,764,942	$47,649	$23,847,636	$28,165,086	$52,060,371

Exercise of stock options	—	—	—	—	—
Stock-based compensation	—	—	166,463	—	166,463
Dividend distribution	—	—	—	(1,212)	(1,212)
401(K) stock match	8,045	80	132,662	—	132,742
Issuance of deferred stock awards	7,896	79	(79)	—	—
Shares issued under Employee Stock Purchase Plan	5,290	53	53,799	—	53,852
Net income	—	—	—	1,869,084	1,869,084

Balance at June 30, 2021	4,786,173	$47,861	$24,200,481	$30,032,958	$54,281,300

For the six months ended June 30, 2021

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2020	4,748,012	$47,480	$23,631,618	$27,614,087	$51,293,185

Exercise of stock options	3,654	36	48,562	—	48,598
Stock-based compensation	—	—	269,593	—	269,593
Dividend distribution	—	—	—	(1,706)	(1,706)
401(K) stock match	14,620	146	223,003	—	223,149
Issuance of deferred stock awards	14,597	146	(26,094)	—	(25,948)
Shares issued under Employee Stock Purchase Plan	5,290	53	53,799	—	53,852
Net income	—	—	—	2,420,577	2,420,577

Balance at June 30, 2021	4,786,173	$47,861	$24,200,481	$30,032,958	$54,281,300

For the three months ended June 30, 2020

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at March 31, 2020	4,694,138	$46,941	$23,035,735	$26,811,441	$49,894,117

Stock-based compensation	—	—	10,058	—	10,058
Dividend distribution	—	—	—	(3,653)	(3,653)
401(K) stock match	1,318	13	14,696	—	14,709
Issuance of deferred stock awards	7,456	75	(75)	—	—
Shares issued under Employee Stock Purchase Plan	3,902	39	36,246		36,285
Net Loss	—	—	—	(1,181,197)	(1,181,197)

Balance at June 30, 2020	4,706,814	$47,068	$23,096,660	$25,626,591	$48,770,319

For the six months ended June 30, 2020

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2019	4,644,522	$46,445	$22,733,933	$26,635,732	$49,416,110

Exercise of stock options	24,250	242	200,548	—	200,790
Other share retirements	(9,920)	(99)	(44,587)	(79,512)	(124,198)
Stock-based compensation	—	—	67,664	—	67,664
Dividend distribution	—	—	—	(3,653)	(3,653)
401(K) stock match	18,497	185	175,491	—	175,676
Issuance of deferred stock awards	25,563	256	(72,635)	—	(72,379)
Shares issued under Employee Stock Purchase Plan	3,902	39	36,246	—	36,285
Net Loss	—	—	—	(925,976)	(925,976)

Balance at June 30, 2020	4,706,814	$47,068	$23,096,660	$25,626,591	$48,770,319

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities:
Net income (loss)	$2,420,577	$(925,976)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,383,753	1,410,493
Stock-based compensation expense	269,593	67,664
Stock-based employee match contribution	223,149	175,676
Deferred income taxes	—	921,400
Gain on sale of land	(263,581)	—
Loss from equity investment	1,278,580	149,639
Changes in operating assets and liabilities:
Accounts receivable	(1,618,914)	(1,008,121)
Other current assets	(558,464)	51,632
Income taxes receivable/payable	982,302	(2,505,635)
Operating lease right-of-use assets	8,849	12,557
Operating lease liabilities	(8,849)	(12,557)
Accounts payable	196,062	206,665
Deferred revenue	891,045	(420,808)
Card Casino accruals	191,330	(467,059)
Accrued wages and payroll taxes	2,209,598	(788,257)
Accrued property taxes	(21,500)	(1)
Payable to horsepersons	4,053,344	2,753,348
Net cash provided by (used in) operating activities	11,636,874	(379,340)

Investing Activities:
Additions to property, plant, and equipment	(1,343,158)	(1,349,849)
Proceeds from sale of land	2,288,952	—
Increase in TIF receivable	(314,039)	(518,042)
Increase in related party receivable	(267,569)	—
Proceeds from sale of investments	—	103,886
Net cash provided by (used in) investing activities	364,186	(1,764,005)

Financing Activities:
Proceeds from issuance of common stock	102,450	112,877
Payments against line of credit	—	(2,044,668)
Borrowings on line of credit	—	4,909,988
Cash dividend paid to shareholders	(1,706)	(328,092)
Payments for taxes related to net share settlement of equity awards	(25,948)	(72,379)
Principal payments on finance lease	(12,716)	(12,098)
Net cash provided by financing activities	62,080	2,565,628

Net increase in cash, cash equivalents, and restricted cash	12,063,140	422,283

Cash, cash equivalents, and restricted cash at beginning of period	4,471,712	3,927,098

Cash, cash equivalents, and restricted cash at end of period	$16,534,852	$4,349,381

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

Schedule of non-cash investing and financing activities
Additions to buildings and equipment funded through accounts payable	$584,000	$427,000
Transfer of future TIF reimbursed costs from PP&E	314,000	666,000

Supplemental disclosure of cash flow information:
Income taxes paid	$350,000	$—
Interest paid	2,000	16,000

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

Upon the reopening of operations on January 10, 2021, the Company has remained open through the remainder of the six months ended June 30, 2021, but operated under capacity restraints through May 27, 2021. Effective May 28, 2021, all capacity limits, restrictions on large gatherings and other restrictions, which had been implemented in response to the impact of the COVID-19 Pandemic, were lifted and our Racetrack operated under pre-pandemic guidelines. Our Card Casino also began operating without capacity restrictions effective May 28, 2021, but we maintained and intend to maintain certain operational changes and improvements initiated in 2020 in response to the COVID-19 Pandemic.

The disruptions arising from the COVID-19 Pandemic had a significant impact on the Company's financial condition and operations during the six months ended June 30, 2021 and 2020. While revenues have begun to recover, not all revenue generating departments have reached pre-pandemic levels, and we believe the COVID-19 Pandemic could have an adverse effect on our financial condition and results of operations in the near term, particularly if there is a resurgence of restrictions due to the spread of COVID-19 variants. With the recent increase in consumer confidence, reduction in capacity restrictions, and faster than anticipated vaccine roll-out, we are seeing a positive inflection in visitation that we expect will continue the strong recovery we are currently experiencing.

The Company has no long-term debt and a $10,000,000 credit line, of which $8,750,000 is available as of June 30, 2021. As of June 30, 2021, the outstanding balance on the line of credit was $0. The Company anticipates that its existing cash balance, any cash generated from operations and availability under its credit line will provide the Company with the necessary liquidity and financial flexibility to manage through the remainder of this challenging operating environment. Throughout this pandemic, we have taken significant actions to mitigate the negative effects on our operations, including initiating workforce reductions and furloughs, implementing reductions in executive pay and board cash retainer, suspending the Company’s quarterly cash dividend, postponing non-essential capital expenditures, reducing operating costs, and substantially reducing discretionary spending. We expect these countermeasures to partially mitigate the impact of the COVID-19 Pandemic on our full year 2021 financial results. As the impact of the COVID-19 Pandemic on the economy and our operations evolves, we will continue to assess the impact on the Company and respond accordingly.

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

The condensed consolidated balance sheets and the related condensed consolidated statements of operations, stockholders’ equity, and the cash flows for the periods ended June 30, 2021 and 2020 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, statement of stockholders’ equity, and cash flows at June 30, 2021 and 2020 and for the periods then ended have been made.

Summary of Significant Accounting Policies – A detailed description of our significant accounting policies can be found in our most recent Annual Report on the 2020 Form 10-K. There were no material changes in significant accounting policies during the three and six months ended June 30, 2021.

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

Payable to Horsepersons - The Minnesota Pari-mutuel Horse Racing Act requires the Company to segregate a portion of funds (recorded as purse expense in the statements of operations) received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ association. Pursuant to an agreement with the Minnesota Horsemen’s Benevolent and Protective Association (“MHBPA”), the Company transferred into a trust account or paid directly to the MHBPA, $4,226,000 and $1,185,000 for the six months ended June 30, 2021 and 2020, respectively, related to thoroughbred races. Minnesota Statutes provide that amounts transferred into the trust account are the property of the trust and not of the Company, and therefore these amounts are not recorded on the Company’s Condensed Consolidated Balance Sheet.

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

For the six months ended June 30, 2021, the Company recorded as other revenue $515,000 of COVID-19 relief grants, including a lump sum grant of $500,000 from the Convention Center Relief Grant Program, which is overseen by the Minnesota Department of Employment and Economic Development. There were no grants received in the six months ended June 30, 2020.

2.    STOCK-BASED COMPENSATION

Long Term Incentive Plan and Award of Deferred Stock

The Long Term Incentive Plan (the “LTI Plan”) authorizes the grant of Long Term Incentive Awards that provide an opportunity to Named Executive Officers (“NEOs”) and other Senior Executives to receive a payment in cash or shares of the Company’s common stock to the extent of achievement at the end of a period greater than one year (the “Performance Period”) as compared to Performance Goals established at the beginning of the Performance Period. Currently, there is one award outstanding for the three-year period ending December 31, 2021. Beginning in 2020, and as a result of the COVID-19 Pandemic, the Company temporarily suspended the granting of performance awards under its LTI Plan until there is more certainty about the Company’s future operations, and instead granted deferred stock awards designed to retain NEOs and other Senior Executives in lieu of LTI Plan awards for 2020 or 2021.

Board of Directors Stock Option, Deferred Stock Awards, and Restricted Stock Grants

The Company’s Stock Plan currently authorizes annual grants of restricted stock, deferred stock, stock options, or any combination of the three, to non-employee members of the Board of Directors at the time of the Company’s annual shareholders’ meeting as determined by the Board prior to each such meeting. Deferred stock awards represent the right to receive shares of the Company's common stock upon vesting. Options granted under the Plan generally expire 10 years after the grant date. Restricted stock and deferred stock grants generally vest 100% one year after the date of the annual meeting at which they were granted, are subject to restrictions on resale for an additional year, and are subject to forfeiture if a board member terminates his or her board service prior to the shares vesting. The unvested deferred stock awards outstanding as of June 30, 2021 to our non-employee directors consisted of 10,710 shares with a weighted average fair value per share of $14.00. There were no unvested restricted stock or stock options outstanding at June 30, 2021.

Employee Deferred Stock Awards

The Company's Stock Plan permits its Compensation Committee to grant stock-based awards, including deferred stock awards, to key employees and non-employee directors. The Company has made deferred stock grants that vest over one to three years.

During the six months ended June 30, 2021, the Company granted employees deferred stock awards totaling 27,900 shares of common stock, with a vesting term of approximately three years and a fair value of $13.33 per share. During the six months ended June 30, 2020, the Company granted employees deferred stock awards totaling 47,000 shares of common stock with a fair value of $11.07 per share. The vesting schedule of the awards is as follows: (i) 60% vesting and being issued in December 2020, (ii) 20% vesting and being issued in March 2022, and (iii) 20% vesting and being issued in March 2023.

Employee deferred stock transactions during the six months ended June 30, 2021 are summarized as follows:

		Weighted
		Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2020	18,800	$11.07
Granted	27,900	13.33
Vested	—	—
Forfeited	(3,300)	11.69
Non-Vested Balance, June 30, 2021	43,400	$12.48

Stock-based compensation expense related to the LTI Plan, deferred stock awards, and restricted stock awards is included on the Condensed Consolidated Statements of Operations and totaled approximately $270,000 and $68,000 for the six months ended June 30, 2021 and 2020, respectively, and approximately $166,000 and $10,000 for the three months ended June 30, 2021 and 2020, respectively.

Stock Option Grants

The Company has granted incentive stock options to employees pursuant to the Company’s Stock Plan with an exercise price equal to the market price on the date of grant. The options vest over a 42-month period and expire in 10 years.

A summary of stock option activity as of June 30, 2021 and changes during the six months then ended is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Grant Date
Stock Options	Options	Price	Term (in years)	Fair Value

Outstanding at January 1, 2021	9,000	$13.30
Granted	-	-
Exercised	(3,654)	13.30
Expired/Forfeited	(5,346)	13.30
Outstanding at June 30, 2021	-	$-	-	$-

Exercisable at June 30, 2021	-	$-	-	$-

3.    NET INCOME (LOSS) PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings (loss) per common share computations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) (numerator) amounts used for basic and diluted per share computations:	$1,869,084	$(1,181,197)	$2,420,577	$(925,976)

Weighted average shares (denominator) of common stock outstanding:
Basic	4,766,824	4,679,122	4,760,660	4,669,350
Plus dilutive effect of stock options	—	—	8	3,097
Diluted	4,766,824	4,679,122	4,760,668	4,672,447

Net income (loss) per common share:
Basic	$0.39	$(0.25)	$0.51	$(0.20)
Diluted	0.39	(0.25)	0.51	(0.20)

Options to purchase 9,000 shares of common stock at an average price of $13.30 per share were outstanding but not included in the computation of diluted net income (loss) per share for the three months ended June 30, 2020 because the exercise price of the options exceeded the market price of the Company’s common stock at June 30, 2020. There were no out-of-the money stock options at June 30, 2021.

4.    GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with a financial institution, which provides a revolving credit line up to $10,000,000 and allows for letters of credit in the aggregate amount of up to $2,000,000 to be issued under the credit agreement. As of June 30, 2021, the bank issued a $1,250,000 letter of credit on behalf of the Company and therefore, the Company has an available credit line up to $8,750,000. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The line of credit also includes collateral in the form of a Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents. As of June 30, 2021, the outstanding balance on the line of credit was $0.

5.    OPERATING SEGMENTS

The Company has four reportable operating segments: horse racing, Card Casino, food and beverage, and development. The horse racing segment primarily represents simulcast and live horse racing operations. The Card Casino segment represents operations of Canterbury Park’s Card Casino. The food and beverage segment represents food and beverage operations provided during simulcast and live racing, in the Card Casino, and during special events. The development segment represents our real estate development operations. The Company’s reportable operating segments are strategic business units that offer different products and services. They are managed separately because the segments differ in the nature of the products and services provided as well as process to produce those products and services. The Minnesota Racing Commission regulates the horse racing and Card Casino segments.

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

The following tables represent a disaggregation of revenues from contracts with customers along with the Company’s operating segments (in 000’s):

	Six Months Ended June 30, 2021
	Horse Racing	Card Casino	Food and Beverage	Development	Total
Net revenues from external customers	$6,622	$16,755	$1,720	$—	$25,097
Intersegment revenues	1	—	286	—	287
Net interest (expense) income	1	—	—	343	344
Depreciation	1,207	75	102	—	1,384
Segment (loss) income before income taxes	(686)	3,948	49	(775)	2,536
Segment tax expense (benefit)	61	1,162	15	(228)	1,010

June 30, 2021
Segment Assets	$47,765	$2,876	$25,384	$27,138	$103,163

	Six Months Ended June 30, 2020
	Horse Racing	Card Casino	Food and Beverage	Development	Total
Net revenues from external customers	$4,056	$8,356	$1,293	$12	$13,717
Intersegment revenues	74	—	274	—	348
Net interest (expense) income	(16)	—	—	199	183
Depreciation	1,038	261	111	—	1,410
Segment (loss) income before income taxes	(2,167)	(167)	(419)	61	(2,692)
Segment tax expense (benefit)	(786)	(89)	(224)	33	(1,066)

December 31, 2020
Segment Assets	$35,620	$3,027	$24,862	$29,475	$92,984

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Six Months Ended June 30, 2021
	2021	2020
Revenues
Total net revenue for reportable segments	$25,384	$14,065
Elimination of intersegment revenues	(287)	(348)
Total consolidated net revenues	$25,097	$13,717

Income (loss) before income taxes
Total segment income (loss) before income taxes	$2,536	$(2,692)
Elimination of intersegment loss before income taxes	894	699
Total consolidated income before income taxes	$3,430	$(1,993)

	June 30,	December 31,
	2021	2020
Assets
Total assets for reportable segments	$103,163	$92,984
Elimination of intercompany balances	(23,288)	(24,179)
Total consolidated assets	$79,875	$68,805

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

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at June 30, 2021 and as of the date of this report, will not have a material impact on the Company’s consolidated financial positions or results of operations.

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

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s condensed consolidated statements of operations. For the three and six months ended June 30, 2021, the Company recorded $366,000 and $413,000 in other revenue, respectively, incurred $342,000 and $365,000 in advertising and marketing expense, respectively, and incurred $24,000 and $48,000 in depreciation, respectively, related to the SMSC marketing funds. For the three and six months ended June 30, 2020, the Company recorded $253,000 and $321,000 in other revenue, respectively, incurred $215,000 and $245,000 in advertising and marketing expense, respectively, and incurred $38,000 and $76,000 in depreciation, respectively, related to the SMSC marketing funds.

Under the CMA, the Company agreed for the term of the CMA, which is currently scheduled to terminate on December 31, 2022, that it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

8.  REAL ESTATE DEVELOPMENT

Equity Investments

On April 2, 2018, the Company’s subsidiary Canterbury Development LLC, entered into an Operating Agreement (“Operating Agreement”) with an affiliate of Doran Companies (“Doran”), a national commercial and residential real estate developer, as the two members of a Minnesota limited liability company named Doran Canterbury I, LLC (“Doran Canterbury I”). Doran Canterbury I was formed as part of a joint venture between Doran and Canterbury Development LLC to construct an upscale apartment complex on land adjacent to the Company’s Racetrack (the “Project”). Doran Canterbury I has completed developing Phase I of the Project, which includes approximately 300 units, a heated parking ramp, and a clubhouse.

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

On June 16, 2020, Canterbury Development LLC, entered into an Operating Agreement with an affiliate of Greystone Construction, as the two members of a Minnesota limited liability company named Canterbury DBSV Development, LLC (Canterbury DBSV). Canterbury DBSV was formed as part of a joint venture between Greystone and Canterbury Development LLC for a multi-use development on the 13-acre land parcel located on the southwest portion of the Company’s racetrack. Canterbury Development LLC's equity contribution to Canterbury DBSV was approximately 13 acres of land, which were contributed to Canterbury DBSV on July 1, 2020. In connection with its contribution, Canterbury Development became a 61.87% equity member in Canterbury DBSV. As the Company is able to assert significant influence, but not control, over Canterbury DBSV’s operational and financial policies, the Company accounts for the joint venture as an equity method investment.

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

Under the Redevelopment Agreement, the City of Shakopee has agreed that a portion of the tax increment revenue generated from the developed property will be paid to the Company to reimburse it for its expense in constructing public infrastructure improvements. The total estimated cost of TIF eligible improvements to be borne by the Company is $23,336,500. A detailed Schedule of the Public Improvements under the Redevelopment Agreement, the timeline for their construction and the source and amount of funding is set forth on Exhibit C of the Redevelopment Agreement, which was filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2018. The total amount of funding that Canterbury will be paid as reimbursement under the TIF program for these improvements is not guaranteed, however, and will depend on future tax revenues generated from the developed property. As of June 30, 2021, the Company recorded a TIF receivable of approximately $12,203,000, which represents $11,199,000 of principal and $1,004,000 of interest. Management believes future tax revenues generated from current development activity will exceed the Company's development costs and thus, management believes no allowance related to this receivable is necessary. As of December 31, 2020, the Company recorded a TIF receivable of approximately $11,889,000, which represented $11,191,000 of principal and $698,000 of interest.

The Company expects to finance its improvements under the Redevelopment Agreement with funds from its current operating resources and existing credit facility and, potentially, third-party financing sources.

The City of Shakopee has authorized changes to the Redevelopment Agreement and the responsibilities of the Company, but the Company, the City of Shakopee, and other parties have not formally entered into an agreement that memorializes these changes. The Company will provide updated disclosure when the parties enter into a new agreement. As part of the authorized changes regarding the responsibilities of the Company and the city of Shakopee, improvements on Unbridled Avenue will be primarily constructed by the City of Shakopee. As a result, should Canterbury enter into the agreement that memorializes these changes, the total estimated cost of TIF eligible improvements to be borne by the Company will be reduced by $7,670,000. These improvements were substantially complete as of the date of this filing.

Development Agreements

On April 7, 2020, the Company entered into an agreement to sell approximately 11.3 acres of land on the west side of the Racetrack to a third party for total consideration of approximately $2,400,000. The Company closed on the first phase of this transaction in April 2021, which totaled approximately 7.4 acres of land for proceeds of approximately $1,200,000. The closing of phase two is subject to the satisfaction of certain conditions, and we expect this to occur in 2022.

On April 15, 2020, the Company entered into an agreement to sell approximately 2.4 acres of land on the west side of the Racetrack to a third party for total consideration of approximately $1,100,000. The Company closed on this transaction in April 2021.

As a result of these two land sales, the Company recorded a gain of approximately $264,000 on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021.

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

Lease costs related to operating leases were $8,998 and $13,440 for the six months ended June 30, 2021 and 2020, respectively. The total lease expenses for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or liability was $191,074 and $147,119 for the six months ended June 30, 2021 and 2020, respectively.

Lease costs included in depreciation and amortization related to our finance leases were $11,898 for the six months ended June 30, 2021 and 2020. Interest expense related to our finance leases was immaterial.

The following table shows the classification of the right of use assets on our consolidated balance sheets:

		June 30,	December 31,
	Balance Sheet Location	2021	2020
Assets
Finance	Land, buildings and equipment, net (1)	$59,068	$71,784
Operating	Operating lease right-of-use assets	36,208	45,057
Total Leased Assets		$95,276	$116,841

1 – Finance lease assets are net of accumulated amortization of $66,491 and $53,853 as of June 30, 2021 and December 31, 2020, respectively.

The following table shows the lease terms and discount rates related to our leases:

	June 30,	December 31,
	2021	2020
Weighted average remaining lease term (in years):
Finance	2.2	2.7
Operating	0.7	0.8
Weighted average discount rate (%):
Finance	5.0%	5.0%
Operating	5.5%	5.5%

The maturity of operating leases and finance leases as of June 30, 2021 are as follows:

Six Months Ended June 30, 2021	Operating leases	Finance leases
2021 remaining	$13,860	$14,371
2022	23,100	28,743
2023	—	19,332
Total minimum lease obligations	36,960	62,446
Less: amounts representing interest	(752)	(3,378)
Present value of minimum lease payments	36,208	59,068
Less: current portion	(22,475)	(26,397)
Lease obligations, net of current portion	$13,733	$32,671

10. RELATED PARTY RECEIVABLES

In 2019, 2020, and through the first six months of 2021, the Company loaned money to the Doran Canterbury I and II joint ventures in member loans totaling approximately $1,699,000. These member loans bear interest at the rate equal to the Prime Rate plus two percent per annum and totaled $79,000 as of June 30, 2021. The Company expects to be fully reimbursed for these member loans when the joint ventures achieve positive cash flow.

The Company has also recorded related party receivables of approximately $31,000 as of June 30, 2021, for various related costs incurred by the Company. The Company expects to be fully reimbursed for these costs by the related parties in 2021.

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

In connection with reopening our pari-mutuel, food and beverage, and Card Casino operations, we adhered to social distancing requirements, which included reduced seating at table games and poker and capacity limitations to follow Minnesota state guidelines. Effective May 28, 2021, all capacity limits, restrictions on large gatherings and other restrictions, which had been implemented in response to the impact of the COVID-19 Pandemic, were lifted and our Racetrack began operating operated under pre-pandemic guidelines. Our Card Casino also began operating without capacity restrictions effective May 28, 2021, but we maintained and intend to maintain certain operational changes and improvements initiated in 2020 in response to the COVID-19 Pandemic.

The disruptions arising from the COVID-19 Pandemic had a significant impact on the Company's financial condition and operations during the three month and six months ended June 30, 2021 and 2020. The duration and intensity of this global health emergency and related disruptions is uncertain. While revenues have begun to recover, not all revenue generating departments have reached pre-pandemic levels, and we believe the COVID-19 Pandemic could have an adverse effect on our financial condition and results of operations in the near term, particularly if there is a resurgence of restrictions due to the spread of COVID-19 variants. With the recent increase in consumer confidence, reduction in capacity restrictions, and faster than anticipated vaccine roll-out, we are seeing a positive inflection in visitation that we expect will continue the strong recovery we are currently experiencing. Given the dynamic nature of these circumstances, the impact on the Company’s consolidated results of operations, cash flows and financial condition in 2021 will be material, but cannot be reasonably estimated at this time as it is unknown when the COVID-19 Pandemic will end and the willingness of customers to spend on entertainment in venues such as ours.

We are mitigating negative impacts to our operating results by taking signification actions, as discussed below.

During the temporary closures and suspension of the Company’s operations described above, all Canterbury Park employees, except for a limited number of key personnel required for basic ongoing maintenance, security, and management needs, were placed on an unpaid furlough. The Company also implemented a salary reduction for all remaining non-furloughed employees based on a combination of the employee’s salary and the employee’s responsibilities during the temporary shutdown. The Company also implemented a salary reduction for the management team during the majority of 2020. Additionally, pandemic-related hesitancy on our special events and group sales operations could impact our non-gaming business for at least the next several months. To address this near-term challenge, the Company made the very difficult decision to align staffing levels with the current level of our non-gaming business. These actions included leaving vacant positions unfilled, furloughing team members, pay reductions for senior leadership, and some job eliminations.

On March 16, 2020, the Company announced that the Company’s Board of Directors had suspended the Company’s quarterly cash dividend until the Company’s business operations return to normal.

Other additional measures taken by the Company include postponing non-essential capital expenditures, reducing operating costs, and substantially reducing discretionary spending.

We expect these measures to partially mitigate the impacts of the COVID-19 Pandemic on our full year 2021 financial results. The Company has no long-term debt and a $10,000,000 credit line that, when combined with the Company’s existing cash and any cash generated from operations, is anticipated to provide the Company with the necessary liquidity and financial flexibility to manage through the remainder of this challenging operating environment. As the impact of the COVID-19 Pandemic on the economy and our operations evolves, we will continue to assess the impact on the Company and respond accordingly.

Operations Review for the Three and Six Months Ended June 30, 2021:

Revenues:

Total net revenues for the three months ended June 30, 2021 were $15,872,000, an increase of $13,104,000, or 473.4%, compared to total net revenues of $2,768,000 for the three months ended June 30, 2020. Total net revenues for the six months ended June 30, 2021 were $25,097,000, an increase of $11,381,000, or 83.0% compared to net revenues of $13,717,000 for the six months ended June 30, 2020. These increases consist of increases in pari-mutuel, Card Casino, food and beverage, and other revenues as a result of increased visitation as COVID-19 Pandemic restrictions have been lifted, and social distancing measures and operating capacity limitations have ceased. See below for a further discussion of our sources of revenues.

Pari-Mutuel Revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Simulcast	$1,257,000	$219,000	$2,095,000	$1,234,000
Live racing	572,000	122,000	572,000	122,000
Guest fees	1,325,000	557,000	1,325,000	557,000
Other revenue	391,000	522,000	707,000	803,000
Total Pari-Mutuel Revenue	$3,545,000	$1,420,000	$4,699,000	$2,716,000

Total pari-mutuel revenue increased $2,125,000 and $1,983,000 for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The increases in simulcast, live racing, and guest fees are due to increased business levels as we recover from the effects of the COVID-19 Pandemic described above, including the fact we returned to normalized operations and full capacity in the second quarter 2021 as compared to the closure of our operations from March 16, 2020 until June 10, 2020 and that there were 25 days of live racing in the first six months of 2021 compared to 10 days in 2020. Slightly offsetting these increases is a decrease in other revenue primarily due to a decrease in Advanced Deposit Wagering (ADW) revenue.

Card Casino Revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Poker Games	$1,735,000	$-	$3,060,000	$1,657,000
Table Games	7,307,000	750,000	12,210,000	5,826,000
Total Collection Revenue	9,042,000	750,000	15,270,000	7,483,000
Other Poker Revenue	453,000	-	768,000	483,000
Other Table Games Revenue	396,000	45,000	717,000	390,000
Total Card Casino Revenue	$9,891,000	$795,000	$16,755,000	$8,356,000

The primary source of Card Casino revenue is a percentage of the wagers received from players as compensation for providing the Card Casino facility and services, which is referred to as “collection revenue.” Other Poker Revenue and Other Table Games Revenue presented above includes fees collected for the administration of tournaments and the poker jackpot and amounts earned as reimbursement of the administrative costs of maintaining table games jackpot funds, respectively.

As indicated by the table above, total Card Casino revenue increased $9,096,000, or 1,144.2%, and $8,399,000, or 100.5%, for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. These increases are due to increased visitation as our business recovers from the effects of the COVID-19 Pandemic described above, as well as increased table games drop from the successful marketing efforts to recruit higher value players. When the Company reopened its table games operations on June 15, 2020, this included reduced seating at table games and capacity limitations to follow Minnesota state guidelines. The Company did not resume poker operations until July 2020. Our Card Casino also began operating without capacity restrictions effective May 28, 2021, but we maintained and intend to maintain certain operational changes and improvements, which we believe is preferred by players and we believe is contributing to higher theoretical win per player.

Food and Beverage Revenue:

Food and beverage revenue increased $1,159,000, or 1,042.8%, and $414,000, or 33.7%, for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. These increases are due to increased visitation as our business recovers from the effects of the COVID-19 Pandemic described above. Furthermore, the increases are due to 25 days of live racing in the first six months of 2021 compared to 10 days in 2020, as well as the fact the Company's entire 2020 live racing season consisted of limited crowds due to capacity constraints. As noted above, all capacity limits which had been implemented as a response to the COVID-19 Pandemic, were lifted on May 28, 2021.

Other Revenue:

Other revenue increased $725,000, or 164.5%, and $586,000, or 41.4%, for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. These increases are due to the reversal of the effects of the COVID-19 Pandemic described above. For the six months ended June 30, 2021, the Company received $515,000 of COVID-19 relief grants that the Company recorded as other revenue in the 2021 first quarter.

Operating Expenses:

Total operating expenses increased $7,956,000, or 156.4%, and $5,103,000, or 32.1%, for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. These increases reflect an increase in the majority of the Company's operating expenses, primarily as a result of return to normalization of operations in the three and six months ended June 30, 2021 as compared to the prior year temporary suspension of operations from March 16, 2020 through June 9, 2020. The following paragraphs provide further detail regarding certain operating expenses.

Purse expense increased $1,862,000, or 309.5%, and $1,735,000, or 101.7%, for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020.  The increases are due to increases in pari-mutuel and Card Casino revenues.

Salaries and benefits increased $3,794,000, or 200.4%, and $2,184,000, or 29.2%, for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The increases are due to an increase in the number of personnel to support our resumption of normalized operations in the three and six months ended June 30, 2021 as well as the fact that the majority of employees were placed on an unpaid furlough during the temporary shutdown of operations in 2020.

Cost of food and beverage sales increased $484,000, or 682.5%, and $125,000, or 19.7%, for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. These increases are consistent with the increase in food and beverage revenues.

Advertising and marketing increased $335,000, or 878.6%, and $208,000, or 93.6%, for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The increase in primarily attributable to the increased expenditures that are funded by payments received under the CMA for joint marketing, as well as an increase in advertising and marketing spend to support our resumption of normalized operations in the three and six months ended June 30, 2021.

During the 2021 second quarter, the Company recorded a gain on sale of land of $264,000 as of result of the sale of approximately 9.8 acres of land for approximately $2,300,000 in gross proceeds.

The Company recorded a provision for income taxes of $758,000 and a benefit for income taxes of $1,118,000 for the three months ended June 30, 2021 and 2020, respectively. The Company recorded a provision for income taxes of $1,010,000 and a benefit of $1,067,000 for the six months ended June 30, 2021 and 2020, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The increase in our tax expense for the three and six months ended June 30, 2021 is due to an increase in income before taxes from operations. Our effective tax rate was 28.8% and 29.4% for the three and six months ended June 30, 2021. Our effective tax rate was 48.6% and 53.5% for the three and six months ended June 30, 2020. The 2020 effective tax rates were impacted by benefits realized from the 2019 and estimated 2020 NOL carrybacks calculated in the 2020 tax provision.

The Company recorded net income of $1,869,000 and $2,421,000 for the three and six months ended June 30, 2021. The Company recorded a net loss of ($1,181,000) and ($926,000) for the three and six months ended June 30, 2020.

EBITDA

To supplement our financial statements, we also provide investors with information about our EBITDA and Adjusted EBITDA, each of which is a non-GAAP measure, which excludes certain items from net income (loss), a GAAP measure. We define EBITDA as earnings before interest, income tax (benefit) expense, and depreciation and amortization. We also compute Adjusted EBITDA, which reflects additional adjustments to Net Income (Loss) to eliminate unusual or non-recurring items, as well as items relating to our real estate development operations and we believe the exclusion of these items allows for better comparability of our performance between periods. For the three and six months ended June 30, 2021, Adjusted EBITDA excluded gain on sale of land, depreciation, amortization, and interest expense related to equity investments, as well as $515,000 of COVID-19 relief grants included in other revenue. Neither EBITDA nor adjusted EBITDA is a measure of performance calculated in accordance with GAAP and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance. EBITDA is presented as a supplemental disclosure because it is a widely used measure of performance and a basis for valuation of companies in our industry. Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do.

The following table sets forth a reconciliation of net income (loss), a GAAP financial measure, to EBITDA and to adjusted EBITDA (defined above) which are non-GAAP financial measures, for the three and six months ended June 30, 2021 and 2020:

Summary of EBITDA Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
NET INCOME (LOSS)	$1,869,084	$(1,181,197)	$2,420,577	$(925,976)
Interest income, net	(175,090)	(169,358)	(344,400)	(333,048)
Income tax expense (benefit)	757,597	(1,117,663)	1,009,821	(1,067,499)
Depreciation	694,168	693,640	1,383,753	1,410,493
EBITDA	3,145,759	(1,774,578)	4,469,751	(916,030)
Gain on sale of land	(263,581)	—	(263,581)	—
Depreciation and amortization related to equity investments	393,673	—	787,347	—
Interest expense related to equity investments	237,871	—	457,066	—
Other revenue, COVID-19 relief grants	—	—	(515,000)	—
ADJUSTED EBITDA	$3,513,723	$(1,774,578)	$4,935,583	$(916,030)

Adjusted EBITDA increased $5,288,000 and $5,852,000 for the three and six months ended June 30, 2021 as compared to the same periods in 2020. These increases are due to increased visitation as COVID-19 Pandemic restrictions have been lifted and social distancing measures and operating capacity limitations have ceased. For the three months ended June 30, 2021, Adjusted EBITDA as a percentage of net revenue was 22.1%. For the six months ended June 30, 2021, Adjusted EBITDA as a percentage of net revenue, excluding $515,000 other revenue from COVID-19 relief grants, was 20.1%.

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

Liquidity and Capital Resources:

The Company has a general credit and security agreement with a financial institution, which provides a revolving credit line up to $10,000,000 and allows for letters of credit in the aggregate amount of up to $2,000,000 to be issued under the credit agreement. As of June 30, 2021, the bank issued a $1,250,000 letter of credit on behalf of the Company and therefore, the Company has an available credit line up to $8,750,000. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The line of credit also includes collateral in the form of a Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents. As of June 30, 2021, the outstanding balance on the line of credit was $0. As of June 30, 2021, the Company was in compliance with the financial covenants of the general credit and security agreement.

The Company’s cash, cash equivalents, and restricted cash balance at June 30, 2021 was $16,532,000 compared to $4,472,000 as of December 31, 2020. The Company believes that unrestricted funds available in its cash accounts, amounts available under its revolving line of credit, along with funds generated from operations and future land sales, will be sufficient to satisfy its liquidity and capital resource requirements for regular operations, as well as its planned development expenses during 2021. However, if the Company engages in any additional significant real estate development or strategic growth or diversification transactions, additional financing would more than likely be required and the Company may seek this additional financing through joint venture arrangements, through incurring debt, or through an equity financing, or a combination of any of these.

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2021 was $11,637,000, primarily as a result of the following: The Company reported net income of $2,421,000, depreciation of $1,384,000, a loss from equity investment of $1,279,000, and stock-based compensation and 401(k) match totaling $493,000. The Company also experienced an increase in accrued wages and payroll taxes of $2,210,000 and an increase in payable to horsepersons of $4,053,000 for the six months ended June 30, 2021. The increase in accrued wages and payroll taxes is due to the timing of our payroll dates as well as the fact the Company's operations were temporarily suspended as of December 31, 2020 resulting in a reduction in payroll costs. The increase in our payable to horsepersons is primarily due to timing.

Net cash used in operating activities for the six months ended June 30, 2020 was $379,000, primarily as a result of the following: The Company reported a net loss of $926,000, depreciation of $1,410,000, a loss from equity investment of $150,000, and stock-based compensation and 401(k) match totaling $243,000. The Company also experienced an increase in payable to horseperson of $2,753,000. This was offset by increases in accounts receivable of $1,008,000 and income taxes receivable of $2,506,000 and a decrease in accrued wages and payroll taxes of $788,000.

Investing Activities

Net cash provided by investing activities for the first six months of 2021 was $364,000, primarily due to proceeds received from the sale of land. This is partially offset by additions to property, plant, and equipment, additions for TIF eligible improvements, and an increase in related party receivables. Net cash used in investing activities for the first six months of 2020 was $1,764,000, primarily for additions to property, plant, and equipment and additions for TIF eligible improvements.

Financing Activities

Net cash provided by financing activities during the first six months of 2021 was $62,000, primarily due to proceeds from the issuance of common stock, partially offset by payments for taxes of equity awards. Net cash provided by financing activities during the first six months of 2020 was $2,566,000, primarily due to borrowings on the line of credit and proceeds from purchases of stock through the Employee Stock Purchase Plan and the exercise of stock options, partially offset by cash dividends paid to shareholders.

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

Property and Equipment - We have significant capital invested in our property and equipment, which represents 42.6% of our total assets at June 30, 2021. We use our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows. If the sum of the related expected future net cash flows is less than the carrying value, management would determine how much of an impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. We have determined that no impairment of these assets exists at June 30, 2021.

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

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s condensed consolidated statements of operations. For the three and six months ended June 30, 2021, the Company recorded $366,000 and $413,000 in other revenue, respectively, incurred $342,000 and $365,000 in advertising and marketing expense, respectively, and incurred $24,000 and $48,000 in depreciation, respectively, related to the SMSC marketing funds. For the three and six months ended June 30, 2020, the Company recorded $253,000 and $321,000 in other revenue, respectively, incurred $215,000 and $245,000 in advertising and marketing expense, respectively, and incurred $38,000 and $76,000 in depreciation, respectively, related to the SMSC marketing funds.

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

Forward-Looking Statements:

From time-to-time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, we may make forward-looking statements concerning possible or anticipated future financial performance, prospective business activities or plans that are typically preceded by words such as “believes,” “expects,” “anticipates,” “intends” or similar expressions. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that these forward-looking statements are subject to risks and uncertainties that could affect our actual results and cause actual results to differ materially from those indicated in the forward-looking statements. These risks and uncertainties include, but are not limited to:

●	The COVID-19 Pandemic has materially adversely affected the number of visitors at our facility and disrupted our operations, and we expect this adverse impact to continue until the COVID-19 Pandemic is contained;

●	We face significant competition, both directly from other racing and gaming operations and indirectly from other forms of entertainment and leisure time activities, which could have a material adverse effect on our operations;

●	We may not be able to attract a sufficient number of horses and trainers to achieve above average field sizes;

●	Nationally, the popularity of horse racing has declined;

●	Our horse racing and gaming businesses are sensitive to economic conditions that may affect consumer confidence, consumer discretionary spending, or our access to credit in a manner that adversely affects our operations;

●	A lack of confidence in the integrity of our core businesses could affect our ability to retain our customers and engage with new customers;

●	Horse racing is an inherently dangerous sport and our racetrack is subject to personal injury litigation;

●	Our business depends on using totalizator services;

●	Inclement weather and other conditions may affect our ability to conduct live racing;

●	Purse Enhancement Payments and Marketing Payments under our CMA with SMSC may not continue after 2022;

●	We are subject to changes in the laws that govern our business, including the possibility of an increase in gaming taxes, which would increase our costs, and changes in other laws may adversely affect our ability to compete;

●	We are subject to extensive regulation from gaming authorities that could adversely affect us;

●	We rely on the efforts of our partner Doran for the development and profitable operation of our Triple Crown Residences at Canterbury Park joint venture;

●	We rely on the efforts of our partner Greystone Construction for a new development project;

●	We may not be successful in executing our real estate development strategy;

●	We are obligated to make improvements in the TIF district and will be reimbursed only to the extent of future tax revenue;

●	An increase in the minimum wage mandated under Federal or Minnesota law could have a material adverse effect on our operations and financial results;

●	We depend on key personnel;

●	The payment and amount of future dividends is subject to Board of Director discretion and to various risks and uncertainties;

●	Our information technology and other systems are subject to cyber security risk including misappropriation of customer information or other breaches of information security;

●	We process, store, and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business;

●	Energy and fuel price increases may adversely affect our costs of operations and our revenues;

●	Other factors that are beyond our ability to control or predict.

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4:    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures:

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

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.       Legal Proceedings

Not Applicable.

Item 1A.    Risk Factors

There have been no changes to the Risk Factors listed in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated by our subsequently filed Quarterly Reports on Form 10-Q.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ending June 30, 2021, the Company repurchased shares of stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Shares That May Yet Be Purchased Under the Program (1)
April 1-30, 2021	-	$-	-	128,781
May 1-31, 2021	-	$-	-	128,781
June 1-30, 2021	-	$-	-	128,781
Total	-	$-	-	128,781

(1)     Amount remaining from the aggregate 350,000 repurchase authorizations approved by the Company's Board of Directors in August 2012.

In the three months ending June 30, 2021, the Company did not repurchase any shares in connection with payment of taxes upon issuance of deferred stock awards issued to employees.

Item 3.       Defaults upon Senior Securities

Not Applicable.

Item 4.       Mine Safety Disclosures

Not Applicable.

Item 5.       Other Information

On August 5, 2021, the Compensation Committee and Board of Directors of the Company approved reinstating the base salary of Randy Dehmer, the Company’s Chief Financial Officer, to $200,000, which is the amount that was in effect prior to the COVID-19 Pandemic. The reinstatement of Mr. Dehmer’s base salary was made effective July 1, 2021. Also on August 5, 2021, Mr. Dehmer was promoted from Vice President of Finance to Senior Vice President of Finance, in addition to his role as Chief Financial Officer.

Item 6.      Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1	Press Release dated August 9, 2021 announcing 2021 Second Quarter Results.

101

The following financial information from Canterbury Park Holding Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, formatted in Inline eXtensible Business Reporting Language XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2021 and June 30, 2020, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2021 and June 30, 2020, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and June 30, 2020, and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: August 10, 2021	/s/ Randall D. Sampson
Randall D. Sampson
President and Chief Executive Officer (principal executive officer)

Dated: August 10, 2021	/s/ Randy J. Dehmer
Randy J. Dehmer
Chief Financial Officer (principal financial officer, principal accounting officer)