Form 10-Q
period 2021-09-30
Canterbury Park Holding Corp
filed 2021-11-09
CIK 1672909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2021.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission File Number: 001-37858

CANTERBURY PARK HOLDING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	47-5349765
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer
Organization)	Identification No.)

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

The Company had 4,796,253 shares of common stock, $.01 par value, outstanding as of November 1, 2021.

Canterbury Park Holding Corporation

PART 1 – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2021	2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,233,275	$—
Restricted cash	4,492,739	4,471,712
Accounts receivable, net of allowance of $19,250 for both periods	1,986,943	231,255
Inventory	238,366	218,791
Prepaid expenses	495,765	498,642
Income taxes receivable	2,796,110	4,031,621
Total current assets	19,243,198	9,452,021

LONG-TERM ASSETS
Deposits	49,500	49,500
Other prepaid expenses	64,054	—
TIF receivable	12,359,321	11,888,570
Related party receivable	2,031,769	1,541,910
Operating lease right-of-use assets	22,785	45,057
Equity investment	6,072,397	7,515,108
Land held for development	2,797,283	4,805,417
Property, plant, and equipment, net	34,157,214	33,507,204
TOTAL ASSETS	$76,797,521	$68,804,787

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	3,732,851	2,953,586
Card Casino accruals	2,870,244	2,327,994
Accrued wages and payroll taxes	2,052,997	1,150,102
Accrued property taxes	971,859	804,817
Deferred revenue	844,224	435,866
Payable to horsepersons	1,037,763	2,374,696
Current portion of finance lease obligations	26,727	25,749
Current portion of operating lease obligations	22,785	22,271
Total current liabilities	11,559,450	10,095,081

LONG-TERM LIABILITIES
Deferred income taxes	7,347,700	7,347,700
Investee losses in excess of equity investment	521,609	—
Finance lease obligations, net of current portion	25,864	46,035
Operating lease obligations, net of current portion	—	22,786
Total long-term liabilities	7,895,173	7,416,521
TOTAL LIABILITIES	19,454,623	17,511,602

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,796,253 and 4,748,012 respectively, shares issued and outstanding	47,962	47,480
Additional paid-in capital	24,504,580	23,631,618
Retained earnings	32,790,356	27,614,087
Total stockholders’ equity	57,342,898	51,293,185
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$76,797,521	$68,804,787

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
OPERATING REVENUES:
Pari-mutuel	$4,300,570	$4,184,533	$8,999,154	$6,901,142
Card Casino	10,452,206	7,191,607	27,207,088	15,547,974
Food and beverage	3,475,027	861,723	5,119,588	2,091,855
Other	3,119,531	1,062,151	5,118,864	2,475,857
Total Net Revenues	21,347,334	13,300,014	46,444,694	27,016,828

OPERATING EXPENSES:
Purse expense	2,906,225	2,389,068	6,346,172	4,094,136
Minnesota Breeders’ Fund	318,938	268,887	808,096	582,058
Other pari-mutuel expenses	231,358	253,665	755,120	533,205
Salaries and benefits	6,399,950	5,449,631	16,054,814	12,920,833
Cost of food and beverage and other sales	1,178,346	425,296	1,938,677	1,060,335
Depreciation and amortization	730,164	655,003	2,113,917	2,065,496
Utilities	633,009	512,315	1,299,688	1,004,947
Advertising and marketing	1,095,788	108,628	1,525,844	330,792
Professional and Contracted Services	1,533,804	1,026,140	3,372,138	2,608,869
Loss on disposal of assets	-	13,407	-	13,407
Other operating expenses	1,933,761	1,143,359	3,743,240	2,925,019
Total Operating Expenses	16,961,343	12,245,399	37,957,706	28,139,097
Gain on sale/transfer of land	-	2,275,458	263,581	2,275,458
INCOME FROM OPERATIONS	4,385,991	3,330,073	8,750,569	1,153,189
OTHER (LOSS) INCOME
Loss from equity investment	(685,741)	(511,616)	(1,964,321)	(661,255)
Interest income, net	180,357	168,552	524,757	501,600
Net Other (Loss) Income	(505,384)	(343,064)	(1,439,564)	(159,655)
INCOME BEFORE INCOME TAXES	3,880,607	2,987,009	7,311,005	993,534
INCOME TAX EXPENSE	(1,123,209)	(1,137,997)	(2,133,030)	(70,498)
NET INCOME	$2,757,398	$1,849,012	$5,177,975	$923,036

Basic earnings per share	$0.58	$0.39	$1.09	$0.20
Diluted earnings per share	$0.58	$0.39	$1.09	$0.20
Weighted Average Basic Shares Outstanding	4,786,283	4,708,966	4,769,201	4,688,282
Weighted Average Diluted Shares	4,786,283	4,708,966	4,769,203	4,691,378

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended September 30, 2021

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at June 30, 2021	4,786,173	$47,861	$24,200,481	$30,032,958	$54,281,300

Stock-based compensation	—	—	130,623	—	130,623
401(K) stock match	10,080	101	173,476	—	173,577
Net income	—	—	—	2,757,398	2,757,398

Balance at September 30, 2021	4,796,253	$47,962	$24,504,580	$32,790,356	$57,342,898

For the nine months ended September 30, 2021

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2020	4,748,012	$47,480	$23,631,618	$27,614,087	$51,293,185

Exercise of stock options	3,654	36	48,562	—	48,598
Stock-based compensation	—	—	400,215	—	400,215
Dividend distribution	—	—	—	(1,706)	(1,706)
401(K) stock match	24,700	247	396,480	—	396,727
Issuance of deferred stock awards	14,597	146	(26,094)	—	(25,948)
Shares issued under Employee Stock Purchase Plan	5,290	53	53,799	—	53,852
Net income	—	—	—	5,177,975	5,177,975

Balance at September 30, 2021	4,796,253	$47,962	$24,504,580	$32,790,356	$57,342,898

For the three months ended September 30, 2020

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at June 30, 2020	4,706,814	$47,068	$23,096,660	$25,626,591	$48,770,319

Stock-based compensation		—	203,966	—	203,966
Dividend distribution	—	—	—	(495)	(495)
401(K) stock match	9,657	97	118,202	—	118,299
Issuance of deferred stock awards	2,354	23	(23)	—	—
Net Income	—	—	—	1,849,012	1,849,012

Balance at September 30, 2020	4,718,825	$47,188	$23,418,805	$27,475,108	$50,941,101

For the nine months ended September 30, 2020

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2019	4,644,522	$46,445	$22,733,933	$26,635,732	$49,416,110

Exercise of stock options	24,250	242	200,548	—	200,790
Other share retirements	(9,920)	(99)	(44,587)	(79,512)	(124,198)
Stock-based compensation	—	—	271,631	—	271,631
Dividend distribution	—	—	—	(4,148)	(4,148)
401(K) stock match	28,154	282	293,693	—	293,975
Issuance of deferred stock awards	27,917	279	(72,659)	—	(72,380)
Shares issued under Employee Stock Purchase Plan	3,902	39	36,246	—	36,285
Net Income	—	—	—	923,036	923,036

Balance at September 30, 2020	4,718,825	$47,188	$23,418,805	$27,475,108	$50,941,101

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating Activities:
Net income	$5,177,975	$923,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,113,917	2,065,496
Stock-based compensation expense	400,215	271,631
Stock-based employee match contribution	396,727	293,975
Deferred income taxes	—	1,530,900
Gain on sale/transfer of land	(263,581)	(2,275,458)
Loss on disposal of assets	—	13,407
Loss from equity investment	1,964,321	661,255
Changes in operating assets and liabilities:
Accounts receivable	(1,755,688)	(1,294,522)
Other assets	(80,753)	177,773
Income taxes receivable/payable	1,235,511	(1,418,738)
Operating lease right-of-use assets	22,272	27,713
Operating lease liabilities	(22,272)	(27,713)
Accounts payable	580,871	(739,214)
Deferred revenue	408,358	(940,097)
Card Casino accruals	542,250	682,508
Accrued wages and payroll taxes	902,895	(467,230)
Accrued property taxes	167,042	213,812
Payable to horsepersons	(1,336,933)	981,113
Net cash provided by operating activities	10,453,127	679,647

Investing Activities:
Additions to property, plant, and equipment	(2,582,770)	(1,432,770)
Proceeds from sale of land	2,288,952	—
Increase in TIF receivable	(470,751)	(750,983)
(Increase) decrease in related party receivable	(489,859)	2,023,372
Proceeds from sale of investments	—	103,886
Net cash used in investing activities	(1,254,428)	(56,495)

Financing Activities:
Proceeds from issuance of common stock	102,450	112,876
Payments against line of credit	—	(5,866,416)
Borrowings on line of credit	—	5,866,416
Cash dividend paid to shareholders	(1,706)	(328,586)
Payments for taxes related to net share settlement of equity awards	(25,948)	(72,380)
Principal payments on finance lease	(19,193)	(18,260)
Net cash provided by (used in) financing activities	55,603	(306,350)

Net increase in cash, cash equivalents, and restricted cash	9,254,302	316,802

Cash, cash equivalents, and restricted cash at beginning of period	4,471,712	3,927,098

Cash, cash equivalents, and restricted cash at end of period	$13,726,014	$4,243,900

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

Schedule of non-cash investing and financing activities
Additions to buildings and equipment funded through accounts payable	$198,000	$72,000
Transfer of future TIF reimbursed costs from PP&E	471,000	899,000
Transfer of assets to Doran Canterbury II	—	1,786,997
Transfer of assets to Canterbury DBSV	—	2,133,618

Supplemental disclosure of cash flow information:
Income taxes paid	$1,220,000	$80,000
Interest paid	2,000	39,000

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Canterbury Park Holding Corporation’s (the “Company,” “we,” “our,” or “us”) Racetrack operations are conducted at facilities located in Shakopee, Minnesota, approximately 25 miles southwest of downtown Minneapolis. In May 1994, the Company commenced year-round horse racing simulcast operations and hosted the first annual live race meet during the summer of 1995. The Company’s live racing operations are a seasonal business as it typically hosts live race meets each year from May until September. The Company earns additional pari-mutuel revenue by televising its live racing to out-of-state racetracks around the country. Canterbury Park’s Card Casino typically operates 24 hours a day, seven days a week and is limited by Minnesota State law to conducting card play on a maximum of 80 tables. The Card Casino currently offers a variety of poker and table games. The Company’s three largest sources of revenues are from Card Casino operations, pari-mutuel operations, and food and beverage sales. The Company also derives revenues from related services and activities, such as admissions, advertising signage, publication sales, and from other entertainment events and activities held at the Racetrack. Additionally, the Company is developing underutilized land surrounding the Racetrack in a project known as Canterbury Commons™, with approximately 140 acres originally designated as underutilized. The Company is pursuing several mixed-use development opportunities for this land, directly and through joint ventures.

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

The condensed consolidated balance sheets and the related condensed consolidated statements of operations, stockholders’ equity, and the cash flows for the periods ended September 30, 2021 and 2020 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, statement of stockholders’ equity, and cash flows at September 30, 2021 and 2020 and for the periods then ended have been made.

Summary of Significant Accounting Policies – A detailed description of our significant accounting policies can be found in our most recent Annual Report on the 2020 Form 10-K. There were no material changes in significant accounting policies during the three and nine months ended September 30, 2021.

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

Payable to Horsepersons - The Minnesota Pari-mutuel Horse Racing Act requires the Company to segregate a portion of funds (recorded as purse expense in the statements of operations) received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ association. Pursuant to an agreement with the Minnesota Horsemen’s Benevolent and Protective Association (“MHBPA”), the Company transferred into a trust account or paid directly to the MHBPA, $6,566,000 and $2,885,000 for the nine months ended September 30, 2021 and 2020, respectively, related to thoroughbred races. Minnesota Statutes provide that amounts transferred into the trust account are the property of the trust and not of the Company, and therefore these amounts are not recorded on the Company’s Condensed Consolidated Balance Sheet.

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

For the nine months ended September 30, 2021, the Company recorded as other revenue $515,000 of COVID-19 relief grants, including a lump sum grant of $500,000 from the Convention Center Relief Grant Program, which is overseen by the Minnesota Department of Employment and Economic Development. There were no grants received in the three months ended September 30, 2021 or 2020, or the nine months ended September 30, 2020.

2.    STOCK-BASED COMPENSATION

Long Term Incentive Plan and Award of Deferred Stock

The Long Term Incentive Plan (the “LTI Plan”) authorizes the grant of Long Term Incentive Awards that provide an opportunity to Named Executive Officers (“NEOs”) and other Senior Executives to receive a payment in cash or shares of the Company’s common stock to the extent of achievement at the end of a period greater than one year (the “Performance Period”) as compared to Performance Goals established at the beginning of the Performance Period. Currently, there is one award outstanding for the three-year period ending December 31, 2021. Beginning in 2020, and as a result of the COVID-19 Pandemic, the Company temporarily suspended the granting of performance awards under its LTI Plan until there is more certainty about the Company’s future operations, and instead granted deferred stock awards designed to retain NEOs and other Senior Executives in lieu of LTI Plan awards for 2020 and 2021.

Board of Directors Stock Option, Deferred Stock Awards, and Restricted Stock Grants

The Company’s Stock Plan currently authorizes annual grants of restricted stock, deferred stock, stock options, or any combination of the three, to non-employee members of the Board of Directors at the time of the Company’s annual shareholders’ meeting as determined by the Board prior to each such meeting. Deferred stock awards represent the right to receive shares of the Company's common stock upon vesting. Options granted under the Plan generally expire 10 years after the grant date. Restricted stock and deferred stock grants to non-employee directors generally vest 100% one year after the date of the annual meeting at which they were granted, are subject to restrictions on resale for an additional year, and are subject to forfeiture if a board member terminates his or her board service prior to the shares vesting. The unvested deferred stock awards outstanding as of September 30, 2021 to our non-employee directors consisted of 10,710 shares with a weighted average fair value per share of $14.00. There were no unvested restricted stock or stock options outstanding at September 30, 2021.

Employee Deferred Stock Awards

The Company's Stock Plan permits its Compensation Committee to grant stock-based awards, including deferred stock awards, to key employees and non-employee directors. The Company has made deferred stock grants that vest over one to three years.

During the nine months ended September 30, 2021, the Company granted employees deferred stock awards totaling 27,900 shares of common stock, with a vesting term of approximately three years and a fair value of $13.33 per share. During the nine months ended September 30, 2020, the Company granted employees deferred stock awards totaling 47,000 shares of common stock with a fair value of $11.07 per share. The vesting schedule of the awards is as follows: (i) 60% vesting and being issued in December 2020, (ii) 20% vesting and being issued in March 2022, and (iii) 20% vesting and being issued in March 2023.

Employee deferred stock transactions during the nine months ended September 30, 2021 are summarized as follows:

		Weighted
		Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2020	18,800	$11.07
Granted	27,900	13.33
Vested	—	—
Forfeited	(3,300)	11.69
Non-Vested Balance, September 30, 2021	43,400	$12.48

Stock-based compensation expense related to the LTI Plan, deferred stock awards, and restricted stock awards is included on the Condensed Consolidated Statements of Operations and totaled approximately $400,000 and $272,000 for the nine months ended September 30, 2021 and 2020, respectively, and approximately $131,000 and $204,000 for the three months ended September 30, 2021 and 2020, respectively.

Stock Option Grants

The Company has granted incentive stock options to employees pursuant to the Company’s Stock Plan with an exercise price equal to the market price on the date of grant. The options vest over a 42-month period and expire 10 years from the date of the grant.

A summary of stock option activity as of September 30, 2021 and changes during the nine months then ended is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Grant Date
Stock Options	Options	Price	Term (in years)	Fair Value

Outstanding at January 1, 2021	9,000	$13.30
Granted	-	-
Exercised	(3,654)	13.30
Expired/Forfeited	(5,346)	13.30
Outstanding at September 30, 2021	-	$-	-	$-

Exercisable at September 30, 2021	-	$-	-	$-

3.    NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (numerator) amounts used for basic and diluted per share computations:	$2,757,398	$1,849,012	$5,177,975	$923,036

Weighted average shares (denominator) of common stock outstanding:
Basic	4,786,283	4,708,966	4,769,201	4,688,282
Plus dilutive effect of stock options	—	—	2	3,096
Diluted	4,786,283	4,708,966	4,769,203	4,691,378

Net income per common share:
Basic	$0.58	$0.39	$1.09	$0.20
Diluted	0.58	0.39	1.09	0.20

Options to purchase 9,000 shares of common stock at an average price of $13.30 per share were outstanding but not included in the computation of diluted net income per share for the three months ended September 30, 2020 because the exercise price of the options exceeded the market price of the Company’s common stock at September 30, 2020. There were no out-of-the money stock options at September 30, 2021.

4.    GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with a financial institution, which provides a revolving credit line up to $10,000,000 and allows for letters of credit in the aggregate amount of up to $2,000,000 to be issued under the credit agreement. As of September 30, 2021, the bank issued a $1,250,000 letter of credit on behalf of the Company and therefore, the Company has an available credit line up to $8,750,000. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The line of credit also includes collateral in the form of a Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents. As of September 30, 2021, the outstanding balance on the line of credit was $0.

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

The following tables represent a disaggregation of revenues from contracts with customers along with the Company’s operating segments (in 000’s):

	Nine Months Ended September 30, 2021
	Horse Racing	Card Casino	Food and Beverage	Development	Total
Net revenues from external customers	$13,815	$27,207	$5,423	$—	$46,445
Intersegment revenues	25	—	553	—	578
Net interest income	1	—	—	524	525
Depreciation	1,887	75	152	—	2,114
Segment income (loss) before income taxes	94	7,193	1,417	(1,400)	7,304
Segment tax expense (benefit)	30	2,099	413	(409)	2,133

September 30, 2021
Segment Assets	$44,509	$2,801	$26,888	$26,773	$100,971

	Nine Months Ended September 30, 2020
	Horse Racing	Card Casino	Food and Beverage	Development	Total
Net revenues from external customers	$9,284	$15,548	$2,161	$24	$27,017
Intersegment revenues	72	—	374	—	446
Net interest (expense) income	(36)	—	—	538	502
Depreciation	1,491	411	163	—	2,065
Segment (loss) income before income taxes	(2,697)	3,322	(528)	1,968	2,065
Segment tax (benefit) expense	(267)	235	(37)	139	70

December 31, 2020
Segment Assets	$35,620	$3,027	$24,862	$29,475	$92,984

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Nine Months Ended September 30,
	2021	2020
Revenues
Total net revenue for reportable segments	$47,023	$27,463
Elimination of intersegment revenues	(578)	(446)
Total consolidated net revenues	$46,445	$27,017

Income before income taxes
Total segment income before income taxes	$7,304	$2,065
Elimination of intersegment (income) loss before income taxes	7	(1,071)
Total consolidated income before income taxes	$7,311	$994

	September 30,	December 31,
	2021	2020
Assets
Total assets for reportable segments	$100,971	$92,984
Elimination of intercompany balances	(24,173)	(24,179)
Total consolidated assets	$76,798	$68,805

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

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at September 30, 2021 and as of the date of this report, will not have a material impact on the Company’s consolidated financial positions or results of operations.

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

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s condensed consolidated statements of operations. For the three and nine months ended September 30, 2021, the Company recorded $1,003,000 and $1,415,000 in other revenue, respectively, incurred $962,000 and $1,326,000 in advertising and marketing expense, respectively, and incurred $41,000 and $89,000 in depreciation, respectively, related to the SMSC marketing funds. For the three and nine months ended September 30, 2020, the Company recorded $490,000 and $811,000 in other revenue, respectively, incurred $449,000 and $694,000 in advertising and marketing expense, respectively, and incurred $41,000 and $117,000 in depreciation, respectively, related to the SMSC marketing funds.

Under the CMA, the Company agreed for the term of the CMA, which is currently scheduled to terminate on December 31, 2022, that it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

8.  REAL ESTATE DEVELOPMENT

Equity Investments

On April 2, 2018, the Company’s subsidiary Canterbury Development LLC, entered into an Operating Agreement (“Operating Agreement”) with an affiliate of Doran Companies (“Doran”), a national commercial and residential real estate developer, as the two members of a Minnesota limited liability company named Doran Canterbury I, LLC (“Doran Canterbury I”). Doran Canterbury I was formed as part of a joint venture between Doran and Canterbury Development LLC to construct an upscale apartment complex on land adjacent to the Company’s Racetrack (the “Project”). Doran Canterbury I has completed developing Phase I of the Project, which includes 321 units, a heated parking ramp, and a clubhouse.

On September 27, 2018, Canterbury Development LLC contributed approximately 13 acres of land as its equity contribution in the Doran Canterbury I joint venture and became a 27.4% equity member. On December 20, 2018, financing for Doran Canterbury I was secured. As the Company is able to assert significant influence, but not control, over Doran Canterbury I’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. For the three and nine months ended September 30, 2021, we recorded $670,000 and $1,956,000, respectively, in loss on equity method investments related to this joint venture. For the three and nine months ended September 30, 2020, we recorded $512,000 and $661,000, respectively, in loss on equity method investments related to this joint venture. In accordance with U.S. GAAP, since we are committed to provide future capital contributions to Doran Canterbury I, we also present as a liability in the accompanying Condensed Consolidated Balance Sheets the net balance recorded for our share of Doran Canterbury I's losses in excess of the amount funded into Doran Canterbury I, which was $522,000 and $0 at September 30, 2021 and December 31, 2020, respectively.

In connection with the execution of the Amended Doran Canterbury I Agreement, on August 18, 2018, Canterbury Development LLC entered into an Operating Agreement with Doran Shakopee, LLC as the two members of a Minnesota limited liability company entitled Doran Canterbury II, LLC (“Doran Canterbury II”). Under the Doran Canterbury II Operating Agreement, Doran Canterbury II will pursue development of Phase II of the Project. Phase II will include an additional 300 apartment units. Canterbury Development’s equity contribution to Doran Canterbury II for Phase II was approximately 10 acres of land, which were contributed to Doran Canterbury II on July 30, 2020. In connection with its contribution, Canterbury Development became a 27.4% equity member in Doran Canterbury II with Doran owning the remaining 72.6%. As the Company is able to assert significant influence, but not control, over Doran Canterbury II’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. As of September 30 2021, the proportionate share of Doran Canterbury II's earnings was immaterial.

On June 16, 2020, Canterbury Development LLC, entered into an Operating Agreement with an affiliate of Greystone Construction, as the two members of a Minnesota limited liability company named Canterbury DBSV Development, LLC ("Canterbury DBSV"). Canterbury DBSV was formed as part of a joint venture between Greystone and Canterbury Development LLC for a multi-use development on the 13-acre land parcel located on the southwest portion of the Company’s racetrack. Canterbury Development LLC's equity contribution to Canterbury DBSV was approximately 13 acres of land, which were contributed to Canterbury DBSV on July 1, 2020. In connection with its contribution, Canterbury Development became a 61.87% equity member in Canterbury DBSV. As the Company is able to assert significant influence, but not control, over Canterbury DBSV’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. As of September 30 2021, the proportionate share of Canterbury DBSV's earnings was immaterial.

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

Under the Redevelopment Agreement, the City of Shakopee has agreed that a portion of the tax increment revenue generated from the developed property will be paid to the Company to reimburse it for its expense in constructing public infrastructure improvements. The total estimated cost of TIF eligible improvements to be borne by the Company is $23,336,500. A detailed Schedule of the Public Improvements under the Redevelopment Agreement, the timeline for their construction and the source and amount of funding is set forth on Exhibit C of the Redevelopment Agreement, which was filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2018. The total amount of funding that Canterbury will be paid as reimbursement under the TIF program for these improvements is not guaranteed, however, and will depend on future tax revenues generated from the developed property. As of September 30, 2021, the Company recorded a TIF receivable of approximately $12,359,000, which represents $11,199,000 of principal and $1,160,000 of interest. Management believes future tax revenues generated from current development activity will exceed the Company's development costs and thus, management believes no allowance related to this receivable is necessary. As of December 31, 2020, the Company recorded a TIF receivable of approximately $11,889,000, which represented $11,191,000 of principal and $698,000 of interest.

The Company expects to finance its improvements under the Redevelopment Agreement with funds from its current operating resources and existing credit facility and, potentially, third-party financing sources.

The City of Shakopee has authorized changes to the Redevelopment Agreement and the responsibilities of the Company, but the Company, the City of Shakopee, and other parties have not formally entered into an agreement that memorializes these changes. The Company will provide updated disclosure when the parties enter into a new agreement. As part of the authorized changes regarding the responsibilities of the Company and the city of Shakopee, improvements on Unbridled Avenue will be primarily constructed by the City of Shakopee. As a result, should Canterbury enter into the agreement that memorializes these changes, the total estimated cost of TIF eligible improvements to be borne by the Company will be reduced by $5,744,000. These improvements were substantially complete as of the date of this filing.

Recently Closed Transactions under Real Estate Agreements

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

As a result of these two land sales, the Company recorded a gain of approximately $264,000 on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021.

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

Lease costs related to operating leases were $22,339 and $19,974 for the nine months ended September 30, 2021 and 2020, respectively. The total lease expenses for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or liability was $350,960 and $256,967 for the nine months ended September 30, 2021 and 2020, respectively.

Lease costs included in depreciation and amortization related to our finance leases were $18,701 for the nine months ended September 30, 2021 and 2020. Interest expense related to our finance leases was immaterial.

The following table shows the classification of the right of use assets on our consolidated balance sheets:

		September 30,	December 31,
	Balance Sheet Location	2021	2020
Assets
Finance	Land, buildings and equipment, net (1)	$52,591	$71,784
Operating	Operating lease right-of-use assets	22,785	45,057
Total Leased Assets		$75,376	$116,841

1 – Finance lease assets are net of accumulated amortization of $72,968 and $53,853 as of September 30, 2021 and December 31, 2020, respectively.

The following table shows the lease terms and discount rates related to our leases:

	September 30,	December 31,
	2021	2020
Weighted average remaining lease term (in years):
Finance	1.9	2.7
Operating	0.4	0.8
Weighted average discount rate (%):
Finance	5.0%	5.0%
Operating	5.5%	5.5%

The maturity of operating leases and finance leases as of September 30, 2021 are as follows:

Nine Months Ended September 30, 2021	Operating leases	Finance leases
2021 remaining	$—	$7,185
2022	23,100	28,743
2023	—	19,332
Total minimum lease obligations	23,100	55,260
Less: amounts representing interest	(315)	(2,669)
Present value of minimum lease payments	22,785	52,591
Less: current portion	(22,785)	(26,727)
Lease obligations, net of current portion	$—	$25,864

10. RELATED PARTY RECEIVABLES

In 2019, 2020, and through the first nine months of 2021, the Company loaned money to the Doran Canterbury I and II joint ventures in member loans totaling approximately $1,914,000. These member loans bear interest at the rate equal to the Prime Rate plus two percent per annum and totaled $104,000 as of September 30, 2021. The Company expects to be fully reimbursed for these member loans when the joint ventures achieve positive cash flow.

The Company has also recorded related party receivables of approximately $14,000 as of September 30, 2021, for various related costs incurred by the Company. The Company expects to be fully reimbursed for these costs by the related parties in 2021.

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

COVID-19 Pandemic:

In January 2020, an outbreak of a respiratory illness caused by a new strain of coronavirus was identified. The disease has since spread rapidly across the world, causing the World Health Organization to declare the outbreak a pandemic (the “COVID-19 Pandemic”) on March 12, 2020. Since that time, governments and businesses have taken measures to limit the impact of the COVID-19 Pandemic, including the issuance of shelter-in-place orders, social distancing measures, travel bans and restrictions, and business shutdowns.

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

In connection with reopening our pari-mutuel, food and beverage, and Card Casino operations, we adhered to social distancing requirements, which included reduced seating at table games and poker and capacity limitations to follow Minnesota state guidelines. Effective May 28, 2021, all capacity limits, restrictions on large gatherings, and other restrictions, which had been implemented in response to the impact of the COVID-19 Pandemic, were lifted and our Racetrack began operating operated under pre-pandemic guidelines. Our Card Casino also began operating without capacity restrictions effective May 28, 2021, but we maintained and intend to maintain certain operational changes and improvements initiated in 2020 in response to the COVID-19 Pandemic.

The disruptions arising from the COVID-19 Pandemic had a significant impact on the Company's financial condition and operations during the three and nine months ended September 30, 2020. The COVID-19 Pandemic also had a negative impact on the Company's financial condition and operations for the first half of 2021, although to a much lesser extent than 2020. However, the Company's revenues began to recover in both the 2021 second and third quarters. The strong recovery we have experienced in the second and third quarters of 2021 have been a result of increased consumer confidence, reduction in capacity restrictions, and faster than anticipated vaccine roll-outs, as well as the success of initiatives begun during the COVID-19 Pandemic to increase attendance at live racing and other events, enhance the player experience, and recruit higher value players. Although the Company has currently appeared to recover from the effects of the COVID-19 Pandemic, the pandemic has caused other global issues that could have a future adverse effect on the Company. Specifically, these issues relate to supply chain issues and labor shortages, which have had a negative impact on the global economy and likely will continue to have an impact in the near future. Additionally, the spread of any new COVID-19 variants could also have an adverse effect on the Company's financial condition and results. As the impact of the COVID-19 Pandemic on the economy and our operations evolves, we will continue to assess the impact on the Company and respond accordingly.

Operations Review for the Three and Nine Months Ended September 30, 2021:

Revenues:

Total net revenues for the three months ended September 30, 2021 were $21,347,000, an increase of $8,047,000, or 60.5%, compared to total net revenues of $13,300,000 for the three months ended September 30, 2020. Total net revenues for the nine months ended September 30, 2021 were $46,445,000, an increase of $19,428,000, or 71.9% compared to net revenues of $27,017,000 for the nine months ended September 30, 2020. These increases consist of increases in pari-mutuel, Card Casino, food and beverage, and other revenues as a result of increased visitation as COVID-19 Pandemic restrictions have been lifted, and social distancing measures and operating capacity limitations have ceased. See below for a further discussion of our sources of revenues.

Pari-Mutuel Revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Simulcast	$964,000	$1,056,000	$3,059,000	$2,290,000
Live racing	1,091,000	600,000	1,663,000	723,000
Guest fees	1,897,000	2,108,000	3,222,000	2,665,000
Other revenue	349,000	420,000	1,055,000	1,223,000
Total Pari-Mutuel Revenue	$4,301,000	$4,184,000	$8,999,000	$6,901,000

Total pari-mutuel revenue increased $116,000 and $2,098,000 for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. For the 2021 third quarter, the increase in revenue compared to the prior year is related to live racing revenues due to increased business levels as we recover from the effects of the COVID-19 Pandemic described above, as well as the fact our 2020 live racing season operated at a limited capacity. The is partially offset by lower guest fee revenue due to decreased out of state handle and lower simulcast and other revenue. For the nine months ended September 30, 2021, the increase in revenue compared to the same period in 2020 is due to increased business levels, including the fact we returned to normalized operations and full capacity starting in the second quarter 2021 as compared to the closure of our operations from March 16, 2020 until June 10, 2020 and operating our live racing season at a limited capacity upon reopening.

Card Casino Revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Poker Games	$1,998,000	$1,291,000	$5,058,000	$2,949,000
Table Games	7,414,000	5,331,000	19,624,000	11,156,000
Total Collection Revenue	9,412,000	6,622,000	24,682,000	14,105,000
Other Poker Revenue	562,000	245,000	1,330,000	729,000
Other Table Games Revenue	478,000	325,000	1,195,000	714,000
Total Card Casino Revenue	$10,452,000	$7,192,000	$27,207,000	$15,548,000

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

As indicated by the table above, total Card Casino revenue increased $3,261,000, or 45.3%, and $11,659,000, or 75.0%, for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. These increases are due to increased visitation as our business recovers from the effects of the COVID-19 Pandemic described above, as well as increased table games drop from the successful marketing efforts to recruit higher value players. When the Company reopened its table games operations on June 15, 2020, this included reduced seating at table games and capacity limitations to follow Minnesota state guidelines. The Company did not resume poker operations until July 2020. Our Card Casino also began operating without capacity restrictions effective May 28, 2021, but we maintained and intend to maintain certain operational changes and improvements, which we believe is preferred by players and is contributing to increased revenue and margins.

Food and Beverage Revenue:

Food and beverage revenue increased $2,613,000, or 303.3%, and $3,028,000, or 144.7%, for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. These increases are due to increased visitation as our business recovers from the effects of the COVID-19 Pandemic described above. Furthermore, the increases are due to being able to host large scale events, including a three-day music festival and seven-show concert series in the 2021 third quarter, as well as the fact the Company's entire 2020 live racing season consisted of limited crowds due to capacity constraints. As noted above, all capacity limits which had been implemented as a response to the COVID-19 Pandemic were lifted on May 28, 2021.

Other Revenue:

Other revenue increased $2,057,000, or 193.7%, and $2,643,000, or 106.8%, for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. These increases are due to the reversal of the effects of the COVID-19 Pandemic described above, as well as hosting a three-day music festival and seven-show concert series in the 2021 third quarter. For the nine months ended September 30, 2021, the Company received $515,000 of COVID-19 relief grants that the Company recorded as other revenue in the 2021 first quarter.

Operating Expenses:

Total operating expenses increased $4,716,000, or 38.5%, and $9,819,000, or 34.9%, for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. These increases reflect an increase in the majority of the Company's operating expenses, primarily as a result of return to normalization of operations in the three and nine months ended September 30, 2021 as compared to the prior year temporary suspension of operations from March 16, 2020 through June 9, 2020 and the limitations placed on operations upon reopening. The following paragraphs provide further detail regarding certain operating expenses.

Purse expense increased $517,000, or 21.6%, and $2,252,000, or 55.0%, for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020.  The increases are due to increases in pari-mutuel and Card Casino revenues.

Salaries and benefits increased $950,000, or 17.4%, and $3,134,000, or 24.3%, for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The increases are due to an increase in the number of personnel to support our resumption of normalized operations in the three and nine months ended September 30, 2021 as well as the fact that the majority of employees were placed on an unpaid furlough during the temporary shutdown of operations in 2020.

Cost of food and beverage sales increased $753,000, or 177.1%, and $878,000, or 82.8%, for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. These increases are consistent with the increase in food and beverage revenues.

Advertising and marketing increased $987,000, or 908.5%, and $1,195,000, or 361.2%, for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The increase is primarily attributable to the increased expenditures that are funded by payments received under the CMA for joint marketing, as well as an increase in advertising and marketing spend to support our resumption of normalized operations in the three and nine months ended September 30, 2021.

Other operating expenses increased $792,000, or 69.2%, and $818,000, or 28.0%, for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The increases are primarily attributable to the expenses associated with the three-day musical festival and seven-show concert series held in the 2021 third quarter, as well as a return to a more normalized live racing season in 2021.

During the 2021 second quarter, the Company recorded a gain on sale of land of $264,000 as of result of the sale of approximately 9.8 acres of land for approximately $2,400,000 in gross proceeds.

During the 2020 third quarter, the Company recorded a gain on transfer of land of $2,275,000 as a result of transferring land to the Doran Canterbury II and Canterbury DBSV joint ventures.

The Company recorded a provision for income taxes of $1,123,000 and $1,138,000 for the three months ended September 30, 2021 and 2020, respectively. The Company recorded a provision for income taxes of $2,133,000 and $70,000 for the nine months ended September 30, 2021 and 2020, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The increase in our tax expense for the three and nine months ended September 30, 2021 is due to an increase in income before taxes from operations. Our effective tax rate was 28.9% and 29.2% for the three and nine months ended September 30, 2021. Our effective tax rate was 38.1% and 7.1% for the three and nine months ended September 30, 2020. The 2020 effective tax rates were impacted by benefits realized from the 2019 NOL carrybacks calculated in the 2020 tax provision.

The Company recorded net income of $2,757,000 and $5,178,000 for the three and nine months ended September 30, 2021. The Company recorded net income of $1,849,000 and $923,000 for the three and nine months ended September 30, 2020.

EBITDA

To supplement our financial statements, we also provide investors with information about our EBITDA and Adjusted EBITDA, each of which is a non-GAAP measure, which excludes certain items from net income, a GAAP measure. We define EBITDA as earnings before interest, income tax expense, and depreciation and amortization. We also compute Adjusted EBITDA, which reflects additional adjustments to Net Income to eliminate unusual or non-recurring items, as well as items relating to our real estate development operations and we believe the exclusion of these items allows for better comparability of our performance between periods. For the three and nine months ended September 30, 2021, Adjusted EBITDA excluded gain on sale/transfer of land, loss on disposal of assets, depreciation, amortization, and interest expense related to equity investments, as well as $515,000 of COVID-19 relief grants included in other revenue. Neither EBITDA nor adjusted EBITDA is a measure of performance calculated in accordance with GAAP and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance. EBITDA is presented as a supplemental disclosure because it is a widely used measure of performance and a basis for valuation of companies in our industry. Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and to adjusted EBITDA (defined above) which are non-GAAP financial measures, for the three and nine months ended September 30, 2021 and 2020:

Summary of EBITDA Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NET INCOME	$2,757,398	$1,849,012	$5,177,975	$923,036
Interest income, net	(180,357)	(168,552)	(524,757)	(501,600)
Income tax expense	1,123,209	1,137,997	2,133,030	70,498
Depreciation	730,164	655,003	2,113,917	2,065,496
EBITDA	4,430,414	3,473,460	8,900,165	2,557,430
Gain on sale/transfer of land	—	(2,275,458)	(263,581)	(2,275,458)
Loss on disposal of assets	—	13,407	—	13,407
Depreciation and amortization related to equity investments	496,512	—	1,283,858	—
Interest expense related to equity investments	248,727	—	705,793	—
Other revenue, COVID-19 relief grants	—	—	(515,000)	—
ADJUSTED EBITDA	$5,175,652	$1,211,409	$10,111,235	$295,379

Adjusted EBITDA increased $3,964,000 and $9,816,000 for the three and nine months ended September 30, 2021 as compared to the same periods in 2020. These increases are due to increased visitation as COVID-19 Pandemic restrictions have been lifted and social distancing measures and operating capacity limitations have ceased. The increases are also due to increased operational efficiencies that have been implemented since the COVID-19 Pandemic. For the three months ended September 30, 2021, Adjusted EBITDA as a percentage of net revenue was 24.2%. For the nine months ended September 30, 2021, Adjusted EBITDA as a percentage of net revenue, excluding $515,000 other revenue from COVID-19 relief grants, was 22.0%.

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

Liquidity and Capital Resources:

The Company has a general credit and security agreement with a financial institution, which provides a revolving credit line up to $10,000,000 and allows for letters of credit in the aggregate amount of up to $2,000,000 to be issued under the credit agreement. As of September 30, 2021, the bank had issued a $1,250,000 letter of credit on behalf of the Company and therefore, the Company has an available credit line up to $8,750,000. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The line of credit also includes collateral in the form of a Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents. As of September 30, 2021, the outstanding balance on the line of credit was $0. As of September 30, 2021, the Company was in compliance with the financial covenants of the general credit and security agreement.

The Company’s cash, cash equivalents, and restricted cash balance at September 30, 2021 was $13,726,000 compared to $4,472,000 as of December 31, 2020. The Company believes that unrestricted funds available in its cash accounts, amounts available under its revolving line of credit, along with funds generated from operations and future land sales, will be sufficient to satisfy its liquidity and capital resource requirements for regular operations, as well as its planned development expenses for the next twelve months. However, if the Company engages in any additional significant real estate development or strategic growth or diversification transactions, additional financing would more than likely be required and the Company may seek this additional financing through joint venture arrangements, through incurring debt, or through an equity financing, or a combination of any of these.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2021 was $10,453,000, primarily as a result of the following: The Company reported net income of $5,178,000, depreciation of $2,114,000, a loss from equity investment of $1,964,000, and stock-based compensation and 401(k) match totaling $797,000. The Company also experienced an increase in income taxes receivable of $1,265,000, offset by a decrease in payables to horsepersons of $1,337,000 due to timing.

Net cash used in operating activities for the nine months ended September 30, 2020 was $680,000 primarily as a result of the following: The Company reported net income of $923,000, depreciation of $2,065,000, loss from equity investment of $661,000, and stock-based compensation and 401(k) match totaling $566,000. Cash used in operations was reduced by a gain on transfer of land of $2,275,000. The Company also experienced an increase in accounts receivable of $1,295,000 due to timing.

Investing Activities

Net cash used in investing activities for the first nine months of 2021 was $1,254,000, primarily due to additions to property, plant, and equipment, additions for TIF eligible improvements, and an increase in related party receivables. This is partially offset by proceeds received from the sale of land. Net cash used in investing activities for the first nine months of 2020 was $56,000, primarily for additions to property, plant, and equipment and additions for TIF eligible improvements. This was partially offset by a decrease in related party receivables.

Financing Activities

Net cash provided by financing activities during the first nine months of 2021 was $56,000, primarily due to proceeds from the issuance of common stock, partially offset by payments for taxes of equity awards. Net cash used in financing activities during the first nine months of 2020 was $306,000, primarily due to cash dividends paid to shareholders.

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

Property and Equipment - We have significant capital invested in our property and equipment, which represents 44.5% of our total assets at September 30, 2021. We use our judgment in various ways including: determining whether an expenditure is considered a maintenance expense or a capital asset; determining the estimated useful lives of assets; and determining if or when an asset has been impaired or has been disposed. Management periodically reviews the carrying value of property and equipment for potential impairment by comparing the carrying value of these assets with their related expected undiscounted future net cash flows. If the sum of the related expected future net cash flows is less than the carrying value, management would determine how much of an impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. We have determined that no impairment of these assets exists at September 30, 2021.

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

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s condensed consolidated statements of operations. For the three and nine months ended September 30, 2021, the Company recorded $1,003,000 and $1,415,000 in other revenue, respectively, incurred $962,000 and $1,326,000 in advertising and marketing expense, respectively, and incurred $41,000 and $89,000 in depreciation, respectively, related to the SMSC marketing funds. For the three and nine months ended September 30, 2020, the Company recorded $490,000 and $811,000 in other revenue, respectively, incurred $449,000 and $694,000 in advertising and marketing expense, respectively, and incurred $41,000 and $117,000 in depreciation, respectively, related to the SMSC marketing funds.

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

The City of Shakopee has authorized changes to the Redevelopment Agreement and the responsibilities of the Company, but the Company, the City of Shakopee and other parties have not formally entered into an agreement that memorializes these changes. The Company will provide updated disclosure when the parties enter into a new agreement. As part of the authorized changes regarding the responsibilities of the Company and the city of Shakopee, improvements on Unbridled Avenue will be primarily constructed by the City of Shakopee. As a result, should Canterbury enter into the agreement that memorializes these changes, the total estimated cost of TIF eligible improvements to be borne by the Company will be reduced by $5,744,000. These improvements were substantially complete as of the date of this filing.

Forward-Looking Statements:

From time-to-time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, we may make forward-looking statements concerning possible or anticipated future financial performance, prospective business activities or plans that are typically preceded by words such as “believes,” “expects,” “anticipates,” “intends” or similar expressions. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that these forward-looking statements are subject to risks and uncertainties that could affect our actual results and cause actual results to differ materially from those indicated in the forward-looking statements. These risks and uncertainties include, but are not limited to:

●	The COVID-19 Pandemic has materially adversely affected the number of visitors at our facility and disrupted our operations, and while our business operations are recovering beginning with the 2021 second quarter, we may be adversely impacted by changes in the spread of COVID-19 variants;

●	We face significant competition, both directly from other racing and gaming operations and indirectly from other forms of entertainment and leisure time activities, which could have a material adverse effect on our operations;

●	We may not be able to attract a sufficient number of horses and trainers to achieve above average field sizes;

●	Nationally, the popularity of horse racing has declined;

●	Our horse racing and gaming businesses are sensitive to economic conditions that may affect consumer confidence, consumer discretionary spending, or our access to credit in a manner that adversely affects our operations;

●	A lack of confidence in the integrity of our core businesses could affect our ability to retain our customers and engage with new customers;

●	Horse racing is an inherently dangerous sport and our racetrack is subject to personal injury litigation;

●	Our business depends on using totalizator services;

●	Inclement weather and other conditions may affect our ability to conduct live racing;

●	Purse Enhancement Payments and Marketing Payments under our CMA with SMSC may not continue after 2022;

●	We are subject to changes in the laws that govern our business, including the possibility of an increase in gaming taxes, which would increase our costs, and changes in other laws may adversely affect our ability to compete;

●	We are subject to extensive regulation from gaming authorities that could adversely affect us;

●	We rely on the efforts of our partner Doran for the development and profitable operation of our Triple Crown Residences at Canterbury Park joint venture;

●	We rely on the efforts of our partner Greystone Construction for a new development project;

●	We may not be successful in executing our real estate development strategy;

●	We are obligated to make improvements in the TIF district and will be reimbursed only to the extent of future tax revenue;

●	An increase in the minimum wage mandated under Federal or Minnesota law could have a material adverse effect on our operations and financial results;

●	We depend on key personnel;

●	The payment and amount of future dividends is subject to Board of Director discretion and to various risks and uncertainties;

●	Our information technology and other systems are subject to cyber security risk including misappropriation of customer information or other breaches of information security;

●	We process, store, and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business;

●	Energy and fuel price increases may adversely affect our costs of operations and our revenues;

●	Other factors that are beyond our ability to control or predict.

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4:    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures:

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

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.       Legal Proceedings

Not Applicable.

Item 1A.    Risk Factors

There have been no changes to the Risk Factors listed in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated by our subsequently filed Quarterly Reports on Form 10-Q.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.       Defaults upon Senior Securities

Not Applicable.

Item 4.       Mine Safety Disclosures

Not Applicable.

Item 5.       Other Information

Not Applicable.

Item 6.      Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1	Press Release dated November 8, 2021 announcing 2021 Third Quarter Results.

101

The following financial information from Canterbury Park Holding Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, formatted in Inline eXtensible Business Reporting Language XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and September 30, 2020, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2021 and September 30, 2020, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and September 30, 2020, and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: November 9, 2021	/s/ Randall D. Sampson
Randall D. Sampson
President and Chief Executive Officer (principal executive officer)

Dated: November 9, 2021	/s/ Randy J. Dehmer
Randy J. Dehmer
Chief Financial Officer (principal financial officer, principal accounting officer)