Form 10-K
period 2021-12-31
Canterbury Park Holding Corp
filed 2022-03-21
CIK 1672909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates based on the price at which the Company’s common stock was last sold on the Nasdaq Global Market, on June 30, 2021, the end of the registrant’s most recently completed second fiscal quarter, was $43,130,512. On March 21, 2022, the Company had 4,826,167 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders, to be held on June 2, 2022 and which will be filed on or before April 30, 2022, are incorporated by reference into Part III of this Form 10-K.

CANTERBURY PARK HOLDING CORPORATION

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED December 31, 2021

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

COVID-19 Impact on Racetrack Operations

The COVID-19 coronavirus had a significant impact on our 2020 operations and operating results. The COVID-19 Pandemic also had a negative impact on the Company's financial condition and operations for the first half of 2021, although to a much lesser extent than 2020.

We temporarily suspended all Card Casino, simulcast, and food and beverage operations at Canterbury Park on March 16, 2020 in response to concerns about the COVID-19 coronavirus. Our Card Casino, simulcast, and food and beverage operations remained closed until June 10, 2020 and reopened subject to Minnesota state guidelines on capacity limitations, social distancing, and cleaning protocols. In 2020, the Company conducted a 53 day live thoroughbred and quarter horse racing season at Canterbury Park, which included a limited number of spectators due to capacity restrictions.

Pursuant to subsequent Executive Orders by Minnesota’s Governor, the Company’s Card Casino, simulcast, and food and beverage operations at Canterbury Park were temporarily closed again from November 21, 2020 through January 10, 2021. We reopened our Card Casino, simulcast, and food and beverage operations on January 11, 2021, subject to statewide COVID-19 pandemic-related restrictions. Effective May 28, 2021, all capacity limits, restrictions on large gatherings, and other restrictions, which had been implemented in response to the impact of the COVID-19 Pandemic, were lifted and our Racetrack began operating under pre-pandemic guidelines. Our Card Casino also began operating without capacity restrictions effective May 28, 2021, but we maintained and intend to maintain certain operational changes and improvements initiated in 2020 in response to the COVID-19 Pandemic. In 2021, we conducted a 65-day live thoroughbred and quarter horse racing season at Canterbury Park, without capacity restrictions.

In the Business Section and in the Management's Discussion and Analysis Section of this Form 10-K, the Company discusses how COVID-19 affected the Company's 2020 and 2021 operations and how the Company expects it may affect 2022 operations.

While we temporarily suspended all Card Casino, simulcast, and special event operations at Canterbury Park for a total of approximately eighteen weeks in 2020 and approximately one week in 2021, we continued to conduct our real estate development operations, which were not affected by the executive orders.

Canterbury Park Entertainment

Through Canterbury Entertainment, we host pari-mutuel wagering on thoroughbred and quarter horse races and “unbanked” card games at our Canterbury Park Racetrack and Card Casino facility (the “Racetrack”) in Shakopee, Minnesota, which is approximately 25 miles southwest of downtown Minneapolis. The Racetrack is the only facility in the State of Minnesota that offers live pari-mutuel thoroughbred and quarter horse racing. Our pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack and year-round wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”). Unbanked card games, in which patrons compete against each other, are hosted in the Card Casino at the Racetrack. The Card Casino has historically operated 24 hours a day, seven days a week and has historically offered both poker and table games at up to 80 tables. We also derive revenues from related services and activities, such as food and beverage, parking, advertising signage, publication sales, and catering and events held at the Racetrack. The ownership and operation of the Racetrack and the Card Casino are significantly regulated by the Minnesota Racing Commission (“MRC”). Canterbury Entertainment is the direct owner of all land, facilities, and substantially all other assets related to our pari-mutuel wagering, Card Casino, concessions and other related businesses (“Racetrack Operations”), and is subject to direct regulation by the MRC. We own approximately 320 acres of land as of December 31, 2021, in Shakopee, Minnesota where the Racetrack is located.

Traditionally, our revenues have been principally derived from three activities: Card Casino operations, wagering on live and simulcast horse races, and food and beverage sales. For the year ended December 31, 2021, revenues from Card Casino operations represented 63.1% of total revenues, wagering on horse races generated 26.1% of total revenues, and food and beverage revenue represented 10.8% of total revenues. These components of revenue are described in more detail below.

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

Additionally, Minnesota Advanced Deposit Wagering (“ADW”) legislation allows Minnesota residents to engage in pari-mutuel wagering on out-of-state horse races online with a prefunded account through an ADW provider. The Company collects a percentage of monies wagered (generally 2.75% to 5.0%) by Minnesota residents through the ADW provider as a source market fee. The Company pays 28% of the collected revenues to another Minnesota-based horse track, and records the remaining 72% as revenues and records expenses of at least 50% for purses and breeders’ awards.

Live Racing

For the years ended December 31, 2021 and 2020, the Racetrack hosted 65 days and 53 days, respectively, of live racing beginning in May (in 2021) and June (in 2020) and concluding in September. Currently, Minnesota law requires the Company to schedule a minimum of 125 days of live racing annually, unless a majority of horsepersons at the Racetrack agree to a fewer number of live racing days.

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

The Fifth Amendment also provides that the SMSC was not required to pay the Company a 2020 annual marketing payment. Instead, the First Amendment permitted the Company to use $1,248,343 of annual marketing payments from prior years that were unspent as of January 1, 2020 for joint marketing efforts for the mutual benefit of the Company and SMSC. The Company used a portion of these funds to promote, improve, or assist in the operation of horse racing at the Racetrack upon approval by the SMSC. The annual marketing payment that the SMSC is obligated to pay under the CMA for 2021 and 2022 was not changed and remains at $1,620,000 per year.

In connection with the Fifth Amendment, the MHBPA executed a Consent and Waiver on June 1, 2020 pursuant to the Horse Association Agreement. Under the Consent, the MHBPA waived the 125-day requirement for live racing days conducted by the Company, with no minimum number of live racing days required in 2020, provided that there are at least 65 live racing days each year beginning in 2021.

If, for any reason, the Horse Association Agreement is terminated or we otherwise cease to benefit from the Horse Association Agreement, the Company’s operations could be adversely affected by a decrease in the daily purses, potential reduction in the quality of horses, lower attendance, lower overall average amount wagered (“handle”), and substantially greater operating expenses.

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

Under federal and state law, in order to conduct simulcast operations either as a host or guest track, the Company must obtain the consent of the MRC and the MHBPA as the organization that represents a majority of the owners and trainers of the horses who race at the Racetrack. As these consents are obtained annually, no assurance can be given that the MRC and the MHBPA will allow the Company to conduct simulcast operations either as a host or guest track after 2021. If either the MRC or the MHBPA do not consent, the Company’s operations could be adversely affected by a decrease in pari-mutuel revenue, potential reduction in the quality of horses, lower attendance, and lower overall handle.

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

As of March 2022, the Card Casino was offering the following table games: Blackjack, Mississippi Stud, Fortune Pai Gow, Three Card Poker, Ultimate Texas Hold ‘Em, EZ Baccarat, Criss Cross Poker, Free Bet Blackjack, and I Luv Suits. The Company has the option to offer banked games under the Minnesota law governing Card Casino operations but currently only offers “unbanked” games. “Unbanked” refers to a wagering system or game where wagers lost in card games are accumulated into a player pool liability for purposes of enhancing the total amount paid back to winning players. The Company can only serve as custodian of the player pool, may not have an active interest in any card game, and does not recognize amounts that dealers “win” or “lose” during the course of play as revenue.

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

The primary source of poker revenue the Company collects is a “rake” of 5-10%, depending on the limit of the game, of the poker pot up to a maximum of $4 per hand. In addition, poker games offer progressive jackpots for most games. In order to fund the poker jackpot pools, the dealer withholds $2 from each final pot in excess of the $15 minimum.

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

               Food and Beverage Operations

We derive revenue from our food and beverage operations through sales at concession stands, restaurant and buffet, bars, and other food venues. The Company currently offers two, year-round café style restaurants and full service bars within the Card Casino and simulcast area. The Card Casino offers tableside menu service generally 24 hours a day. Our Triple Crown Club offers lounge services along with a buffet restaurant. During live racing, a wide variety of concession style food and beverage options are available to our guests.

The food and beverage operations also include our catering and events services. We are the fourth largest event space in the Twin Cities with more than 100,000 square feet of available space. Our facilities provide a variety of purposes for year-round events and other activities. Our event space has been used for craft shows, trade shows, pool and poker tournaments, automobile and other utility vehicle shows, major art shows, and fundraisers. Our outdoor spaces have been used for concerts, snowmobile races, and other competitions. The infield of the Racetrack is also used as a concert and event area. In addition to event space, we offer space in our horse stable area for rent for boat storage during the winter months.

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

In 2021, Canterbury Development continued to pursue various development opportunities for the underutilized land in a project known as Canterbury Commons™. Canterbury Development continues to pursue various mixed use development opportunities, such as residential development, office, restaurants, hotel, entertainment, and retail operations. As of December 31, 2021, Canterbury Development has contributed approximately 36 acres of land to three separate joint ventures described below.

In addition, we have agreed to sell several parcels of land to third parties that will then develop the property as described below. Although we will have no continuing ownership in these land sales, we believe the future developments of this property contribute to the overall vitality of Canterbury Commons.

The following is a summary of our real estate development projects within Canterbury Commons as of December 31, 2021:

● Our first real estate development project in Canterbury Commons began in 2018 with a joint venture agreement between Canterbury Development and an affiliate of Doran Companies (“Doran”) for the development of the upscale Triple Crown Residences at Canterbury Park.

○ In September 2018, Canterbury Development contributed approximately 13 acres of land as its equity contribution in the Doran Canterbury I joint venture and became a 27.4% equity member. Construction of the 321-unit Phase I, which was developed pursuant to the first joint venture agreement, began in late 2018 with initial occupancy on part of the building in June 2020. Remaining units were completed and available for occupancy by the end of 2020.

○ In August 2020, Doran exercised its option for Phase II of the project, which will include an additional 305 residential units, and the Company entered into a second joint venture agreement with Doran. Pursuant to this second agreement, in early August 2020, the Company transferred roughly 10 acres of land to the second joint venture with Doran. In addition to receiving 27.4% ownership in the Doran Phase II joint venture, the exchange resulted in the repayment of a $2.9 million note receivable which was on the Company’s balance sheet as a related party receivable as of June 30, 2020. Groundwork on the Doran Canterbury II site began in October 2020, paving the way for the ground-up construction of the second phase of apartments, which is expected to start in March 2022.

○ As a result of these joint ventures, Canterbury Development holds a 27.4% equity interest in Doran Canterbury I, LLC governed by an operating agreement effective as of March 1, 2018 with Doran Shakopee LLC, and Canterbury Development holds a 27.4% equity interest in Doran Canterbury II, LLC governed by an operating agreement effective as of July 30, 2020 with Doran Shakopee LLC and amended October 1, 2021.

● Development work related to the Company’s joint venture with Greystone Construction (“Greystone”) was also underway on the southwest portion of the Canterbury Commons site. Pursuant to this joint venture, Greystone is developing a 13-acre land parcel with potential uses expected to include hospitality, dining, residential, commercial and service-oriented retail. The land and infrastructure improvements were completed in 2021. Greystone’s development work to date is primarily for a new 28,000 square foot office building, with Greystone occupying the second floor as its new corporate headquarters. The project was completed in the 2021 third quarter and a lease was executed for the majority of the space resulting in 84% building occupancy.

○ The joint venture is governed by an operating agreement with an affiliate of Greystone Construction and Canterbury Development, as the two members of a Minnesota limited liability company named Canterbury DBSV Development, LLC (Canterbury DBSV). Canterbury Development’s equity contribution to Canterbury DBSV was approximately 13 acres of land, which was contributed to Canterbury DBSV on July 1, 2020. In connection with its contribution, Canterbury Development became a 61.87% equity member in Canterbury DBSV.

● In April 2020, Canterbury Development entered into two agreements to sell approximately 14 acres of land on the west side of the Racetrack to Pulte Homes of Minnesota ("Pulte") and Lifestyle Communities for total consideration of approximately $3,500,000. Closing of the Lifestyle Communities and the first phase of the Pulte transactions occurred in April 2021, totaling approximately 9.8 acres. The closing of phase two of the Pulte transaction is subject to the satisfaction of certain conditions, and we expect this to occur in 2022.

○ Development approvals by Pulte on 109 new for sale row homes and townhome residences at Canterbury Commons was completed in late 2020. The project received its approvals from the City of Shakopee in a joint planned urban development application with Lifestyle Communities who is located adjacent to the townhome project. Ground improvements and utility work commenced in early 2021 for both projects. Lifestyle Communities is a 4-story 56-unit age restricted active senior cooperative community. The building is programmed with over 5,000 square feet of amenity spaces and outdoor spaces. Pulte has initiated ground up construction of a number of townhome buildings and its first model units were completed in the first quarter of 2022.

● In September 2021, the Company entered into a purchase agreement to sell approximately 40 acres of land on the northeast corner of the Racetrack to Minneapolis-based Swervo Development Corporation ("Swervo"). Swervo intends to construct a 19,000 seat amphitheater as part of the Canterbury Commons development. Closing of the land sale is subject to state and local regulatory approvals and is expected to occur in 2022. Pending regulatory approval of the amphitheater development, Canterbury also plans to invest in significant improvements to its horse stabling area. This multi-million dollar barn area redevelopment project will continue the Company’s ongoing commitment to provide quality horse racing in the state of Minnesota as well as allow for future development of Canterbury’s underutilized land.

In addition to the aforementioned projects, the Company continues to make progress with developer and partner selection for the other development opportunities within Canterbury Commons. The initial development portfolio was weighted heavily in the residential segment with nearly 900 units of multifamily and over 100 units of for sale townhomes. The Company anticipates more opportunity and focus in the entertainment, office, retail, and hospitality segments in the later phases of the Canterbury Commons development. Canterbury expects to make additional announcements of new partners for this phase in the future.

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

Additionally, Internet-based interactive gaming and wagering is growing rapidly and adversely affects all forms of wagering offered by the Company. Legislation became effective November 1, 2016 in Minnesota that allowed the Company to begin collecting source market fees from companies that offer ADW wagering. These companies provide legal simulcast horse wagering over the internet. The legislation now allows the Company to recoup a percentage of all simulcast horse racing wagers made by Minnesota residents over the internet on out-of-state races.

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

In addition, the law requires that the Company reimburse the MRC for actual costs, including stewards, state veterinarians and drug testing, related to the regulating of live racing. For fiscal years ended December 31, 2021 and 2020, the Company paid $172,000 and $153,000 respectively, to the MRC as reimbursement for costs of regulating live racing operations.

The MRC is also authorized by the Racing Act to regulate Card Casino operations. The law requires that the Company reimburse the MRC for its actual costs, including personnel costs, of regulating the Card Casino. For fiscal years ended December 31, 2021 and 2020, the Company paid $247,000 and $265,000, respectively, to the MRC as reimbursement for costs of regulating Card Casino operations.

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

Recent Legislation

Minimum Wage Legislation

In 2014, Minnesota legislation enacted into law an increase in the minimum wage that must be paid to most Company employees. Beginning January 1, 2018, the minimum wage was set to increase at the beginning of each year by the rate of inflation with a maximum increase of up to 2.5% per year. The minimum wage for 2022 is $10.33 per hour. Prior to August 1, 2014, the Company employed a large number of individuals who received an hourly wage equal to or slightly above $7.25 per hour. As a result, this legislation has had an adverse financial impact on the Company in 2014 through 2021 and will continue to have an adverse impact on the Company. We have implemented measures to partially mitigate the impact of this increase by raising our prices and reducing our employee count. These measures could themselves have an adverse effect because higher prices and diminished service levels may discourage customers from visiting the Racetrack.

Advanced Deposit Wagering Legislation

Minnesota ADW legislation that became effective November 1, 2016, requires ADW providers to be licensed by the MRC and established licensing criteria and regulatory oversight of ADW providers doing business in the State of Minnesota. The law allows licensed racetracks to negotiate separate agreements with the ADW providers to remit source market fees to those racetracks. The ADW source market revenue to the Company totaled approximately $1,382,000 and $1,633,000 for the fiscal years ended December 31, 2021 and 2020, respectively. As part of the agreement, 50% of source market fees is allocated to purse accounts and the MBF.

Sports Betting

As of the date of filing this Form 10-K, the Minnesota legislature is considering a bill to legalize sports betting in Minnesota at tribal casinos and online through mobile applications operated by the tribes. It is not certain whether this bill will be adopted into law or, if so, what impact it will have on the Company.  Please see Part I, Item 1A “Risk Factors – Our CMA with SMSC contains both affirmative and negative covenants that restrict our business and limit our ability to pursue certain changes to gaming laws, even if such activities or changes would be in the best interests of our company.”

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

Human Capital and Team Members

Talent Management

At December 31, 2021, the Company had 237 full-time team members and 532 part-time team members. The Company adds approximately 350 team members on a seasonal basis for live racing operations from early May until early September. The impact of the COVID-19 Pandemic on the entertainment industry, and actions that we and others in the industry took in response to COVID-19 (including implementing furloughs, reduced work week schedules, temporarily pay reductions, and eliminating a number of job positions) have adversely affected our ability to attract and retain team members. As entertainment demand recovers from the lows seen in the early months of the COVID-19 Pandemic, we have seen and continue to see industry-wide labor shortages causing challenges in hiring or re-hiring for certain positions. In response, we have enhanced our recruitment and retention efforts and increased compensation where needed to maintain competitiveness in this extremely difficult market.

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

Health and Safety

During 2021, we continued to focus significant attention on the effective handling of the COVID-19 Pandemic. In 2020, we implemented new protocols and processes designed to limit the spread of the virus. These include the use of hand sanitizers and face masks, new cleaning and disinfecting regimes, the implementation of social distancing measures in restaurants, bars, gaming, recreation, and back of the house areas, and a detailed contact tracing protocol. We have made physical changes to our properties, such as the installation of thermal screening points at entrances and changes to our heating, ventilation and air conditioning (“HVAC”) systems. We have also enabled employees to work from home where possible.

Our employee guidelines and policies are founded on our cornerstones of safety, service, courtesy, cleanliness, and integrity. We are committed to equal opportunity employment and prohibit harassment or discrimination of any kind. We have adopted an open door policy to encourage an honest employer-associate relationship which includes a confidential hotline available to all employees.

Executive Officers

The executive officers of the Company, their ages and their positions with the Company at March 15, 2022 are as follows:

Name	Age	Position with Company
Randall D. Sampson	63	President, CEO, and Executive Chairman of the Board

Randy J. Dehmer	39	Senior Vice President of Finance and CFO

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

Randy J. Dehmer was hired as Vice President of Finance and Chief Financial Officer in May 2019, and promoted to Senior Vice President of Finance in September 2021. Mr. Dehmer worked for the Company from December 2007 to August 2013, most recently serving as controller from March 2012 to August 2013. Prior to rejoining the Company, he served as the financial controller for Clearfield, Inc., a public company located in the Twin Cities.

Item 1A. RISK FACTORS

In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and us could materially affect our business, results of operations and financial condition and the market price of our common stock.  Although we believe that we have identified and discussed below the material risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be material that may adversely affect our business, results of operations and financial condition, or the market price of our common stock.

Risks Related to Our Relationship with SMSC

As discussed above, on June 4, 2012, the Company entered into the CMA with the SMSC. The primary purpose of the CMA is to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s thoroughbred and quarter horse through horse industry. Under the CMA, as amended, this is achieved through “Purse Enhancement Payments to Horsemen” paid directly to the MHBPA. These payments have no direct impact on the Company’s consolidated financial statements or operations. Under the CMA, as amended, the SMSC paid the horsemen $7.3 million and $5.6 million for purse enhancements for each of the years ended December 31, 2021 and 2020, respectively, with a lower amount in 2020 due to the more limited racing season and fewer races at Canterbury Park.

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

The term of the CMA with SMSC ends December 31, 2022, and there is no certainty the CMA can be extended or renegotiated on terms that are mutually acceptable to SMSC, the horsepersons’ associations, and the Company. In particular, there can be no assurance that, after December 31, 2022, SMSC’s purse enhancement payments to the horsepersons’ associations and marketing payments to the Company will continue at the levels currently being paid, if at all. If, by December 31, 2022, the CMA is not extended or renegotiated on economic terms substantially similar to those currently in effect or due to the parties being unable to mutually agree on other terms, the payments under the CMA will cease and the Company’s future revenue from live racing and its profitability could be materially adversely affected.

Our CMA with SMSC contains both affirmative and negative covenants that restrict our business and limit our ability to pursue certain changes to gaming laws, even if such activities or changes would be in the best interests of our company.

While the CMA is in effect, we generally are required to cooperate with SMSC to oppose and lobby against legislation that seeks to authorize forms of gaming that were not authorized at the Company’s facilities in 2012 (i.e. card play and pari-mutuel wagering on horse races) and to oppose and lobby against legislation that seeks to authorize forms of gaming at locations in the State of Minnesota other than at the Racetrack. Additionally, we are prohibited under the CMA from promoting or lobbying before the Minnesota legislature, in the media or in other forums for expanded gaming at the Racetrack, expanded gaming in Minnesota, or for any other changes to Minnesota law relating to gambling that would be materially adverse to the interests of SMSC.

Our efforts to expand our gaming operations in Minnesota and promote legislation for additional gaming in Minnesota will be significantly limited by the CMA, even if such changes would be in the best interests of our company. Additionally, while we are prohibited under the CMA from these promotion or lobbying activities, other competitive wagering operations (such as SMSC or other tribal casinos) are not subject to similar restrictions and may engage in these promotion or lobbying activities to promote gaming activities in Minnesota that benefit their competitive operations to the exclusion of our operations. For example, a bill has been introduced in the Minnesota legislature to legalize sports betting in the State of Minnesota, but the current version of the bill only permits sports betting at tribal casinos and online through mobile applications operated by the tribes. We are not permitted to lobby to expand this bill to include sports betting at our Racetrack while the CMA is in effect and, if sports betting were legalized in Minnesota for tribal casinos, we will experience increased competition from the tribal casinos. We compete, and will continue to compete, in a rapidly evolving and highly competitive market against an increasing number of competitors and the CMA will prevent us from competing for so long as it is in effect.

Risk Factors Related to Horse Racing and Gaming Generally

The COVID-19 Pandemic has materially adversely affected the number of visitors at our facility and disrupted our operations, and we expect this adverse impact to continue until the COVID-19 Pandemic is contained.

We expect the impact of the disruptions resulting from the impact of the COVID-19 Pandemic, including the extent of their adverse impact on our financial and operational results, may be dictated by the length of time such disruptions continue. Although our property is currently open as of this report, we cannot predict whether future closures would be appropriate or could be mandated. Even once capacity restrictions are modified or cease to be necessary, demand for gaming may remain weak for a significant length of time and we cannot predict if or when the gaming and non-gaming activities at our property will return to pre-outbreak levels of volume or pricing. In particular, future demand for gaming may be negatively impacted by the adverse changes in the perceived or actual economic climate, including higher unemployment rates, declines in income levels, and loss of personal wealth or reduced spending resulting from the impact of the COVID-19 Pandemic.

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

The COVID-19 Pandemic has had, and may continue to have, a material adverse effect on our results of operations and cash flows. Given the uncertainty around the extent and timing of the potential future spread or mitigation of the COVID-19 Pandemic and around the imposition or relaxation of protective measures, we cannot reasonably estimate the impact on our future results of operations, cash flows or financial condition.

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

We expect competition for our existing and future operations to increase from Running Aces, existing tribal casinos, and racetracks that are able to subsidize their purses with alternative gaming revenues. Competition for simulcasting customers will be intense given the 2016 legalization of online internet wagering on horse racing in Minnesota, through ADW providers. In addition, several of our tribal gaming competitors in Minnesota have substantially larger marketing and financial resources than we do and this competition may increase if sports betting is legalized in Minnesota at tribal casinos and online through mobile applications operated by the tribes.

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

There has been a general decline in the number of people wagering on live horse races at North American racetracks, either in person or via simulcasting, due to a number of factors, including increased competition from other wagering and entertainment alternatives as discussed above. According to industry sources, pari-mutuel handle declined 27% from 2007 to 2011 and has been relatively stable since 2011, experiencing less than a 1% decline between 2011 and 2019. Pari-mutuel handle declined more than 1% in 2020 due the COVID-19 Pandemic, however, pari-mutuel handle returned to pre-pandemic levels in 2021. Declining interest in horse racing has had a negative impact on revenues and profitability in our racing business. However, as a result of the purse enhancement payments and marketing payments we receive under the CMA, we still expect to outperform the industry as it relates to field size, live handle, and simulcast handle in 2022 and beyond. Regardless, we recognize that a general decline in interest in horse racing and pari-mutuel wagering could have a material adverse impact on our business, financial condition and results of operations in future years.

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

On April 2, 2018, Canterbury Development entered into an operating agreement with an affiliate of Doran Companies (“Doran”), a national commercial and residential real estate developer, as the two members of a Minnesota limited liability company named Doran Canterbury I, LLC (“Doran Canterbury I”) to construct an upscale apartment complex called the Triple Crown Residences. In September 2018, Canterbury Development contributed approximately 13 acres of land as its equity contribution in the Doran Canterbury I joint venture and became a 27.4% equity member. Construction of the 321-unit first phase began in late 2018 with initial occupancy on June 1, 2020. As of the end of December 2021, all 321 units were available for occupancy.

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

General Risk Factors

We may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our business, results of operations, financial position and liquidity by increasing our overall cost structure. The existence of inflation in the economy has the potential to result in higher interest rates and capital costs, supply shortages, increased costs of labor and other similar effects. As a result of inflation, we have experienced and may continue to experience, increases in the costs of food and beverage supplies, labor, materials, energy, fuel, and other inputs. Although we may take measures to mitigate the impact of this inflation through pricing actions and efficiency gains, if these measures are not effective our business, results of operations, financial position and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred. Additionally, the pricing actions we take could result in a decrease in market share.

An increase in the minimum wage mandated under Federal or Minnesota law could have a material adverse effect on our operations and financial results.

The Company employs a large number of individuals at an hourly wage equal to or slightly above the current state mandated wage of $10.33 per hour for 2022. See “Recent Legislation” above for additional information regarding recently enacted minimum wage legislation. Most of these employees are either high school or college students employed on a seasonal basis or tipped employees, many of whom receive, on average, tip income that is significantly higher than the current minimum wage. From time to time, legislation is introduced in the U.S. Congress or the Minnesota legislature that would substantially increase the minimum wage. Passage of legislation that would substantially increase the minimum wage could have a material adverse impact on the Company.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2. PROPERTIES

General

The Company’s facilities, which are owned and operated under the name “Canterbury Park,” are a modern complex of buildings and grounds that include racing surfaces, a grandstand, event center, barn and backside facilities, and parking. The Racetrack’s grandstand has a patron capacity of approximately 10,000 within enclosed areas and a maximum patron capacity of over 30,000 including outside areas around the grandstand. In connection with the Company's general credit and security agreement, the Company's land used for business operations is subject to a mortgage with a financial institution as additional collateral on its line of credit.

Underutilized Land

In 2021, the Company sold approximately 10 acres of land on the west side of the Racetrack. As of December 31, 2021, the Company has approximately 80 acres of land remaining that are owned or controlled by the Company that are not currently used for its business operations, and could be developed or sold, in whole or in part. See discussion above titled “Development Operations” and footnote 12 to the consolidated financial statements for more information.

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

HOLDERS

At March 15, 2022, the Company had 606 shareholders of record of its common stock. Since many holders’ shares are listed under their brokerage firms’ names, the actual number of shareholders is estimated by the Company to be over 2,000.

DIVIDENDS

On March 16, 2020, the Company announced that due to the effect of the COVID-19 coronavirus, the Company’s Board of Directors had suspended declaring and paying its quarterly cash dividend until the Company's business operations return to normal. On January 10, 2022, the Company announced that it was reinstituting its quarterly cash dividend. The $0.07 per share cash dividend was paid on January 28, 2022 to shareholders of record as of the close of business on January 18, 2022.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2021 regarding our equity compensation plans:

	(a)	(b)	(c)
Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in column (a))
Equity compensation plans approved by security holders:
Stock Plan	—	$—	226,405
Employee Stock Purchase Plan	—	—	105,001
Equity compensation plans not approved by security holders:
Total	—		331,406

Purchases of Equity Securities by the Issuer

In 2007, the Company’s Board of Directors adopted a stock repurchase plan that was expanded in 2012. No shares were repurchased in 2021 or 2020, and the Company was authorized to repurchase up to 128,781 shares under the Stock Repurchase Plan as of December 31, 2021. In March 2022, the Board of Directors determined to terminate the stock repurchase plan.

Item 6. [RESERVED]

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

In 2021, Canterbury Development continued to pursue various development opportunities begun in 2015 for its underutilized land in a project known as Canterbury Commons. These development opportunities have included contributions of land to joint ventures, three as of the end of December 2021, and sales of parcels of land to third parties that will then develop the property. Our long-term strategic direction is to continue to enhance our Racetrack as a unique gaming and entertainment destination and develop the approximately 80 acres of underutilized land not needed for our Racetrack Operations.

The following summarizes our financial performance for the last five years (in 000’s):

Financial Performance Summary	2021		2020	2019		2018		2017
Net Revenues	$60,400		$33,140	$59,227		$59,142		$56,953
Operating Expenses	42,882	(1)	34,882	55,591	(2)	53,866	(3)	52,432	(4)
Gain on Transfer/Sale of Land	264		2,368	—		2,371		—
Income (Loss) Before Income Taxes	15,798		(189)	3,963		7,708		4,571
Income Tax (Expense) Benefit	(3,999)		1,251	(1,244)		(1,990)		(480)
Net Income	11,798		1,062	2,718		5,718		4,091

1	During fiscal year 2021, the Company reduced operating expenses $6,314,000 by recording an employee retention credit, a refundable tax credit.
2	During fiscal year 2019, the Company reduced operating expenses $21,000 by recording a gain on insurance recoveries.
3	During fiscal year 2018, the Company reduced operating expenses $141,000 by recording a gain on insurance recoveries.
4	During fiscal year 2017, the Company reduced operating expenses by $1,465,000 by recording a gain on insurance recoveries.

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

The disruptions arising from the COVID-19 Pandemic had a significant impact on the Company's financial condition and operations during 2020. The COVID-19 Pandemic also had a negative impact on the Company's financial condition and operations for the first half of 2021, although to a much lesser extent than 2020. However, the Company's revenues began to recover starting in the 2021 second quarter. The strong recovery we have experienced in 2021 have been a result of increased consumer confidence, reduction in capacity restrictions, and faster than anticipated vaccine roll-outs, as well as the success of initiatives begun during the COVID-19 Pandemic to increase attendance at live racing and other events, enhance the player experience, and recruit higher value players. Although the Company has currently appeared to recover from the effects of the COVID-19 Pandemic, the pandemic has caused other global issues that could have a future adverse effect on the Company. Specifically, these issues relate to supply chain issues and labor shortages, which have had some negative impact on our business and may continue to have an impact in the near future. Additionally, the spread of any new COVID-19 variants could also have an adverse effect on the Company's financial condition and results. As the impact of the COVID-19 Pandemic on the economy and our operations evolves, we will continue to assess the impact on the Company and respond accordingly.

EMPLOYEE RETENTION CREDIT

The employee retention credit (“ERC”), as originally enacted on March 27, 2020 by the CARES Act, is a refundable tax credit against certain employment taxes equal to 50% of the qualified wages an eligible employer pays to employees after March 12, 2020, and before January 1, 2021. The Taxpayer Certainty and Disaster Tax Relief Act (the “Relief Act”), enacted on December 27, 2020, amended, and extended the ERC. The Relief Act extended and enhanced the ERC for qualified wages paid after December 31, 2020 through June 30, 2021. Under the Relief Act, eligible employers may claim a refundable tax credit against certain employment taxes equal to 70% of the qualified wages an eligible employer pays to employees after December 31, 2020 through June 30, 2021. The purpose of the ERC is to encourage employers to keep employees on the payroll, even if they are not working during the covered period because of the coronavirus outbreak.

The Company qualified for federal government assistance through the ERC provisions for the 2020 second, third, and fourth quarters, as well as the 2021 first and second quarters. We recognize government grants for which there is a reasonable assurance of compliance with grant conditions and receipt of credits. As of December 31, 2021, the Company's expected one-time refunds totaling $6,314,468, are included on the Consolidated Balance Sheets as an employee retention credit receivable, as well as on the Consolidated Statements of Operations as a credit to salaries and benefits expense.

We expect to receive the employee retention credit payment in 2022. Upon receipt, we expect to allocate these funds towards a combination of further investment in our team members, growth investments, capital expenditures, and deferred maintenance capital spending.

OPERATIONS REVIEW

YEAR ENDED December 31, 2021 COMPARED TO YEAR ENDED December 31, 2020

EBITDA represents earnings before interest income, income tax expense, depreciation, and amortization. EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles in the United States of America ("GAAP"), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance or cash flows from operating activities as a measure of liquidity. We present EBITDA as a supplemental disclosure for our Racetrack Operations because it is a widely used measure of performance of and basis for valuation of companies in the gaming industry. Other companies that provide EBITDA information may calculate EBITDA differently than we do. We also compute Adjusted EBITDA, a non-GAAP measure, which reflects additional adjustments to Net Income to eliminate unusual or non-recurring items, as well as items relating to our real estate development operations. For the year ended December 31, 2021, Adjusted EBITDA excluded the gain on sale of land, employee retention credit, depreciation, amortization, and interest related to equity investments, as well as $515,000 of COVID-19 relief grants included in other revenue. For the year ended December 31, 2020, Adjusted EBITDA excluded the loss on disposal of assets, gain on transfer of land, depreciation, amortization, and interest related to equity investments.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and Adjusted EBITDA (defined above), which are non-GAAP measures, for the years ended:

SUMMARY OF EBITDA DATA

	Year Ended December 31,
	2021	2020
NET INCOME	$11,798,153	$1,062,014
Interest income, net	(719,365)	(663,571)
Income tax (benefit) expense	3,999,400	(1,250,845)
Depreciation	2,844,647	2,748,514
EBITDA	17,922,835	1,896,112
Loss on disposal of assets	—	13,407
Gain on sale/transfer of land	(263,581)	(2,367,514)
Employee Retention Credit	(6,314,468)	—
Depreciation and amortization related to equity investments	1,735,883	918,571
Interest expense related to equity investments	905,729	345,379
Other revenue, COVID-19 relief grants	(515,000)	—
ADJUSTED EBITDA	$13,471,398	$805,955

Adjusted EBITDA increased $12,665,000, or 1,571.5%, for 2021 compared to 2020. For 2021, Adjusted EBITDA as a percentage of net revenue, excluding $515,000 other revenue from COVID-19 relief grants, was 22.5%.

REVENUES

Total net revenues for 2021 were $60,400,000, an increase of $27,259,000, or 82.3%, compared to total net revenues of $33,140,000 for 2020. For 2021 as compared to 2020, total pari-mutuel revenue increased 28.4%, Card Casino revenue increased 91.5%, food and beverage revenue increased 160.7%, and other revenue increased 102.6%. See below for a further discussion of our sources of revenues for each of our pari-mutuel, Card Casino, food and beverage, and other revenues.

PARI-MUTUEL REVENUES

	Year Ended December 31,
	2021	2020
Simulcast	$3,959,000	$2,878,000
Live racing	1,663,000	723,000
Guest fees	3,236,000	2,743,000
Other revenue	1,386,000	1,635,000
Total Pari-Mutuel Revenue	$10,244,000	$7,979,000

Racing Days
Simulcast only racing days	289	187
Live and simulcast racing days	65	53
Total Number of Racing Days	354	240

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

Total 2021 pari-mutuel revenue increased $2,265,000, or 28.4%, compared to 2020. The increase in revenue in 2021 compared to 2020 is due to increased business levels, including the fact we returned to normalized operations and full capacity starting in the second quarter 2021 as compared to the closure of our operations for approximately 17 weeks in 2020 and operating our live racing season at a limited capacity.

CARD CASINO REVENUES

	Year Ended December 31,
	2021	2020
Poker Games Collection	$7,110,000	$3,747,000
Other Poker Revenue	2,133,000	922,000
Total Poker Revenue	9,243,000	4,669,000

Table Games Collection	27,120,000	14,307,000
Other Table Games Revenue	1,728,000	910,000
Total Table Games Revenue	28,848,000	15,217,000

Total Card Casino Revenue	$38,091,000	$19,886,000

The primary source of Card Casino revenue is a percentage of the wagers received from the players as compensation for providing the Card Casino facility and services, referred to as “collection revenue.” Other Revenue presented above includes fees collected for the administration of tournaments and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds. Card Casino revenue represented 63.1% and 60.0% of the Company’s net revenues for the years ended December 31, 2021 and 2020, respectively.

Total Card Casino revenue increased $18,205,000, or 91.6%, in 2021 compared to 2020. The increase is due to increased visitation as our business recovers from the effects of the COVID-19 Pandemic described above, as well as increased table games drop from the successful marketing efforts to recruit higher value players. When the Company reopened its table games operations on June 15, 2020, this included reduced seating at table games and capacity limitations to follow Minnesota state guidelines. The Company did not resume poker operations until July 2020. Our Card Casino also began operating without capacity restrictions effective May 28, 2021, but we maintained and intend to maintain certain operational changes and improvements, which we believe is preferred by players and is contributing to increased revenue and margins.

FOOD AND BEVERAGE REVENUES

Food and beverage revenue increased $3,813,000, or 160.7%, to $6,186,000 for the year ended December 31, 2021 compared to 2020. The increase is due to increased visitation as our business recovers from the effects of the COVID-19 Pandemic described above. Furthermore, the increase is due to being able to host large scale events, including a three-day music festival and seven-show concert series in the 2021 third quarter, as well as the fact the Company's entire 2020 live racing season consisted of limited crowds due to capacity constraints. As noted above, all capacity limits which had been implemented as a response to the COVID-19 Pandemic were lifted on May 28, 2021.

OTHER REVENUES

Other revenue increased $2,977,000, or 102.6%, to $5,879,000 in 2021 compared to 2020. The increase is due to the reversal of the effects of the COVID-19 Pandemic described above, as well as hosting a three-day music festival and seven-show concert series in the 2021 third quarter. Additionally, the Company received $515,000 of COVID-19 relief grants that the Company recorded as other revenue in the 2021 first quarter.

OPERATING EXPENSES

Total operating expenses increased $8,000,000, or 22.9%, to $42,882,000 in 2021, from $34,882,000 in 2020. Total operating expenses as a percentage of net revenues decreased to 71.0% in 2021 from 105.3% in 2020.

Total purse expense increased $3,091,000, or 62.5%, in 2021 compared to 2020. The increase is due to increases in Card Casino and pari-mutuel revenues. This also resulted in an increase in Minnesota Breeders' Fund (the "MBF") expense (shown below). As discussed in greater detail in Item 1 above, Minnesota law requires us to allocate a portion of Card Casino revenues, wagering handle on simulcast and live horse races, and ADW source market fees for future payment as purses for live horse races and other authorized uses. While most of these amounts were paid into the purse funds for thoroughbred and quarter horse races, Minnesota law requires that a portion of the amounts allocated for purses be paid into the MBF.

			Minnesota Breeders’
	Purse Expense		Fund Expense
	2021	2020	2021	2020
Card Casino	$4,584,000	$2,290,000	$509,000	$254,000
Simulcast Racing	1,463,000	1,275,000	467,000	451,000
Live Racing	1,991,000	1,382,000	85,000	37,000
Total	$8,038,000	$4,947,000	$1,061,000	$742,000

Salaries and benefits expense decreased $821,000, or 5.2%, in 2021 compared to 2020. The decrease is due a $6,314,000 employee retention credit claimed under the CARES Act. Excluding the employee retention credit, salaries and benefits expense increased $5,493,000, or 34.5%, in 2021 compared to 2020. The increase is due to an increase in the number of personnel to support our resumption of normalized operations in 2021 as well as the fact that the majority of employees were placed on an unpaid furlough during the temporary shutdown of operations in 2020.

Cost of food and beverage sales increased $1,206,000, or 98.0%, in 2021 compared to 2020. The increase is consistent with the increase in food and beverage revenues.

Advertising and marketing costs increased $1,300,000, or 344.5%, in 2021 compared to 2020. The increase is primarily attributable to the increased expenditures that are funded by payments received under the CMA for joint marketing, as well as an increase in advertising and marketing spend to support our resumption of normalized operations in 2021.

Other operating expenses increased $1,241,000, or 34.0% in 2021 compared to 2020. The increase is primarily attributable to the expenses associated with the three-day musical festival and seven-show concert series held in 2021, as well as a return to a more normalized live racing season in 2021.

During 2021, the Company recorded a gain on sale of land of $264,000 as of result of the sale of approximately 9.8 acres of land for approximately $3,500,000 in gross proceeds.

           During 2020, the Company recorded a gain on transfer of land of $2,368,000 as a result of transferring land to the Doran Canterbury II and Canterbury DBSV joint ventures.

The Company recorded a provision for income taxes of $3,999,000 and a benefit for income taxes of $1,251,000 for 2021 and 2020, respectively. The increase in our tax expense for 2021 compared to 2020 is due to an increase in income before taxes from operations. Our effective tax rate was 25.3% and (662.4%) for 2021 and 2020, respectively. The 2020 effective tax rate was impacted by benefits realized from the 2019 and 2020 NOL carrybacks calculated in the 2020 tax provision.

Net income for the years 2021 and 2020 was $11,798,000 and $1,062,000, respectively.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Consolidated Financial Statements in accordance with GAAP requires us to make estimates and judgments that are subject to an inherent degree of uncertainty. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. The development and selection of critical accounting estimates, and the related disclosures, have been reviewed with the Audit Committee of our Board of Directors. We believe the current assumptions and other considerations used to estimate amounts reflected in our Consolidated Financial Statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our Consolidated Financial Statements, the resulting changes could have a material adverse effect on our financial condition, results of operations and cash flows.

Estimate of the allowance for doubtful accounts - Property Tax Increment Financing "TIF" Receivable

As of December 31, 2021, the Company recorded a TIF receivable on its Consolidated Balance Sheet of approximately $12,503,000, which represents $11,180,000 of principal and $1,323,000 of interest. The TIF receivable requires significant management estimates and judgement pertaining to whether an allowance for doubtful accounts is necessary. The TIF receivable was generated in connection with the Contract for Private Redevelopment, in which the City of Shakopee has agreed that a portion of the future tax increment revenue generated from the developed property around the Racetrack will be paid to the Company to reimburse it for expenses in constructing public infrastructure improvements.

The Company typically performs an annual collectability analysis of the TIF receivable in the fourth quarter of each year, or more frequently if indicators of potential uncollectability exist. The Company utilizes the assistance of a third party to assist with the projected tax increments. The quantitative analysis includes assumptions based on the market values of the completed development projects within Canterbury Commons, which derives the future projected tax increment revenue. The Company uses the analysis to determine if the future tax increment revenue will exceed the Company's development costs on infrastructure improvements. As a result of our analysis for the year ended December 31, 2021, management believes the TIF receivable will be fully collectible and no allowance related to this receivable is necessary.

COOPERATIVE MARKETING AGREEMENT

The amounts received from the marketing payments under the CMA are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the year ended December 31, 2021, the Company recorded $1,516,000 in other revenue and incurred $1,391,000 in advertising and marketing expense and $125,000 in depreciation related to the SMSC marketing payment. For the year ended December 31, 2020, the Company recorded $900,000 in other revenue and incurred $740,000 in advertising and marketing expense and $160,000 in depreciation related to the SMSC marketing payment. The excess of amounts received over revenue is reflected as deferred revenue on the Company’s consolidated balance sheets.

CONTINGENCIES

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

Effective on December 21, 2021, the Company entered into a Contribution and Indemnity Agreement ("Indemnity Agreement") with affiliates of Doran Companies ("Doran") in connection with the debt refinancing on the Doran Canterbury I, LLC joint venture. Under the Indemnity Agreement, the Company is obligated to indemnify Doran for loan payment amounts up to $5,000,000 only if the lender demands a loan guarantee.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at December 31, 2021 and as of the date of this report will not have a material impact on the Company’s consolidated financial position or results of operations.

The Company has committed to payment of statutory distributions under a $500,000 bond issued to the MRC as required under Minnesota law. The Company was not required to make any payments related to this bond in 2021 or 2020, and there is no liability related to this bond on the balance sheet as of December 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

Cash provided by operating activities for 2021 was $13,498,000 as a result of net income of $11,798,000 and was increased by 2021 noncash charges from depreciation of $2,845,000, stock-based compensation expense of $548,000, stock-based employee match contribution of $557,000, and loss from equity investment of $2,703,000. Cash from operating activities in 2021 was reduced by a gain on sale of land of $264,000. The Company also experienced an increase in Card Casino accruals of $929,000 and a decrease in income taxes receivable of $2,768,000 in 2021 as compared to 2020. This was partially offset by a decrease in payable to horsepersons of $1,451,000, an increase in TIF receivable of $614,000, and an increase in employee retention credit receivable of $6,314,000. We expect to receive the employee retention credit payment in 2022. Upon receipt, we expect to allocate these funds towards a combination of further investment in our team members, growth investments, capital expenditures, and deferred maintenance capital spending.

Cash provided by operating activities for 2020 was $1,130,000 as a result of net income of $1,062,000 and was increased by 2020 noncash charges from depreciation of $2,749,000, stock-based compensation expense of $469,000, stock-based employee match contribution of $371,000, deferred income taxes of $2,943,000, and loss from equity investment of $1,478,000. Cash from operating activities in 2020 was reduced by a gain on transfer of land of $2,368,000. The Company also experienced an increase in payable to horsepersons of $1,817,000 in 2020 as compared to 2019. This was partially offset by a decrease in accrued wages and payroll taxes of $1,104,000, decrease in deferred revenue of $1,046,000, increase in TIF receivable of $547,000, and increase in income taxes receivable of $4,153,000 in 2020 as compared to 2019.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities for 2021 of $2,502,000 was used primarily for additions to land, buildings, and equipment, increase in related party receivable, and an equity investment contribution. This was partially offset by proceeds received from the sale of land.

Net cash used in investing activities for 2020 of $211,000 was used primarily for additions to land, buildings, and equipment, including the costs of TIF eligible public infrastructure improvements. This was partially offset by a decrease in related party receivables when an affiliate of the controlling member of the Doran Canterbury I and II joint ventures repaid the $2,940,000 promissory note in full on August 3, 2020 and repaid the $268,000 of costs for preliminary grading work on parcels of land the Company had designated for Doran Canterbury II.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by financing activities for 2021 was $130,000 primarily due to proceeds from the issuance of common stock, partially offset by payments for taxes of equity awards. Given that we reinstituted our quarterly cash dividend in January 2022, we expect net cash used by financing activities to increase in 2022.

Net cash used by financing activities for 2020 was $374,000 and primarily consisted of $329,000 cash dividend paid to shareholders prior to the suspension of dividends by our Board of Directors on March 16, 2020.

CASH AND CAPITAL RESOURCES

At December 31, 2021, we had cash, cash equivalents, and restricted cash of $15,599,000 compared to $4,472,000 at December 31, 2020. This $11,127,000 increase consisted of $13,498,000 of net cash provided by operating activities and $130,000 of net cash provided by financing activities, offset by $2,502,000 of net cash used in investing activities. We believe our existing cash and cash equivalents, along with cash flow from operations and availability of borrowing under our revolving line of credit agreement, will be sufficient to meet our liquidity and working capital requirements beyond the next 12 months.

The Company has a general credit and security agreement with a financial institution. This agreement was amended as of December 23, 2020 to extend the maturity date to February 28, 2021. The agreement was also amended as of February 28, 2021 to extend the maturity date to January 31, 2024 and increase its revolving credit line up to $10,000,000. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company, as well as a mortgage on certain real property. The Company had no borrowings under the credit line during the year ended December 31, 2021. As of December 31, 2021, the outstanding balance on the line of credit was $0. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements at all times throughout 2021.

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

The Company offers unbanked table games that refer to a wagering system or game where wagers “lost” or “won” by the host are accumulated into a “player pool” to enhance the total amount paid back to players in any other card game. The Company is required to return accumulated player pool funds to the players through giveaways, promotional items, prizes or by other means. The player pool liability was $973,000 and $576,000 at December 31, 2021 and 2020, respectively. Additionally, the table games jackpot pool was $675,000 and $664,000 at December 31, 2021 and 2020, respectively.

The Company also maintains a poker promotional pool where a portion of the poker "rake" is collected and accumulated into a promotional pool to enhance the total amount paid back to poker players. The Company is required to return accumulated poker promotional pool funds to the players through poker jackpots, giveaways, promotional items, prizes or by other means. The poker promotional pool liability was $934,000 and $631,000 at December 31, 2021 and 2020, respectively.

The Card Casino offers progressive jackpots for poker games. Amounts collected for these jackpot funds are accrued as liabilities until paid to winners. At December 31, 2021 and 2020, accrued jackpot funds totaled $189,000 and $186,000, respectively. The MRC regulates the operation of the player pool and progressive jackpot pools. These liabilities have the potential for significant fluctuation on a daily basis.

All games in the Card Casino are played using chips. The value of chips issued and outstanding, referred to as the “outstanding chip liability,” was $475,000 and $253,000 at December 31, 2021 and 2020, respectively. This liability has the potential for significant fluctuation on a daily basis depending upon the demand for chip redemptions and sales.

Our second largest individual operating expense item is purse expense. Pursuant to an agreement with the MHBPA, we transferred into a trust account or paid directly to the MHBPA, approximately $8,903,000 and $2,885,000 in purse funds related to thoroughbred races for 2021 and 2020, respectively. Minnesota law provides that amounts transferred into this trust account are the property of the trust and not the Company. There were no unpaid purse fund obligations due to the MHBPA at December 31, 2021 or 2020.

In March 2014, the Company entered into a seven-year agreement with a new totalizator provider, which was extended an additional year in 2021. Pursuant to the agreement, the vendor provides totalizator equipment and related software that records and processes all wagers and calculates odds and payoffs. The amounts charged to operations for totalizator expenses for the years ended December 31, 2021 and 2020 were $262,000 and $181,000, respectively.

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

●	competition from other venues offering unbanked card games or other forms of wagering;
●	competition from other sports and entertainment options;
●	attracting a sufficient number of horses and trainers to achieve above average field sizes;
●	decline in interest in wagering on horse races at the Racetrack, at other tracks, or on unbanked card games offered at the Card Casino;
●	the impact of economic conditions that may affect consumer spending;
●	material fluctuations in attendance at the Racetrack;
●	the fact that horse racing is an inherently dangerous sport and our racetrack is subject to personal injury litigation;
●	the impact of wagering products and technologies introduced by competitors;
●	inclement weather and other conditions that may affect our ability to conduct live racing;
●

any legal, judicial, legislative or regulatory action or event that would adversely affect our ten-year Cooperative Marketing Agreement with the Shakopee Mdewakanton Sioux Community, which enhances the purses for daily racing at Canterbury Park and supports cooperative marketing programs for the two organizations, benefiting the stability and quality of live horse racing;

●	our ability to obtain, on acceptable terms, an extension to the ten-year Cooperative Marketing Agreement with the Shakopee Mdewakanton Sioux Community, which expires in 2022;
●	legislative and regulatory decisions and changes, including decision or actions related to sports betting that would adversely affect our betting environment;
●	the fact that we are subject to changes in the laws that govern our business, including the possibility of an increase in gaming taxes, which would increase our costs, and changes in other laws may adversely affect our ability to compete;
the fact that we are subject to extensive regulation from gaming authorities that could adversely affect us;
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

●	our dependence on key personnel of the Company;
●	payments and amount of future dividends is subject to Board of Director discretion and to various risks and uncertainties;
●	increases in compensation and employee benefit costs;
●	the fact that our information technology and other systems are subject to cyber security risk including misappropriation of customer information or other breaches of information security;
●	the impact of energy and fuel price increases on our operations and revenues;
●	the general health of the gaming sector; and
●	other factors that are beyond our ability to control or predict.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)          Financial Statements

The following financial statements of the Company are set forth on pages 34 through 59 of the Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Canterbury Park Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Canterbury Park Holding Corporation and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended and the related notes (collectively referred to as the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Collectability of Property Tax Increment Financing “TIF” Receivable

As described in Notes 1 and 12 to the consolidated financial statements, the Company recorded a TIF receivable of approximately $12,503,000 at December 31, 2021. The TIF receivable requires significant management estimates and judgements pertaining to whether an allowance for doubtful accounts is necessary. The Company performs a collectability analysis which includes assumptions based on the market values of completed development projects, which derives the future projected tax incremental revenue. The Company uses this analysis to determine if future tax increment revenue will exceed the Company’s development costs on infrastructure improvements.

We identified the collectability of the TIF receivable as a critical audit matter because of the high degree of subjectivity in evaluating whether management’s estimates and assumptions used in its collectability analysis were considered reasonable.

The primary audit procedures we performed to address this critical audit matter included:

●	We evaluated the design of key controls related to the Company's collectability analysis, including controls over the precision of management's review.
●	We evaluated the accuracy of the data used by management in determining the estimate, including the reasonable and supportable factors, by agreeing them to internal and external information available.
●	We evaluated the reasonableness of management’s forecasts on future development by comparing the following:
o	Historical results
o	Discussions with management related to the ongoing development projects.
o	Forecasted information from outside parties related to projected tax increments for the development projects.

/s/ Wipfli LLP

We have served as the Company's auditor since 2014.

Minneapolis, Minnesota

   March 21, 2022

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2021 and 2020

	2021	2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,869,866	$—
Restricted cash	3,728,887	4,471,712
Accounts receivable, net of allowance of $19,250 at December 31, 2021 and 2020	388,304	231,255
Employee retention credit receivable	6,314,468	—
Inventory	248,389	218,791
Prepaid expenses	580,799	498,642
Income taxes receivable	1,264,056	4,031,621
Total current assets	24,394,769	9,452,021

LONG-TERM ASSETS
Deposits	29,500	49,500
Other prepaid expenses	66,632	—
TIF receivable	12,502,743	11,888,570
Related party receivable (Note 13)	2,178,799	1,541,910
Operating lease right-of-use assets	22,786	45,057
Equity investment (Note 12)	6,389,869	7,515,108
Land held for development	3,116,771	4,805,417
Land, buildings, and equipment, net (Note 3)	34,360,586	33,507,204
Total long-term assets	58,667,686	59,352,766
TOTAL ASSETS	$83,062,455	$68,804,787

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,306,431	$2,953,586
Card Casino accruals	3,257,277	2,327,994
Accrued wages and payroll taxes	1,769,578	1,150,102
Accrued property taxes	774,324	804,817
Deferred revenue	733,292	435,866
Payable to horsepersons	923,423	2,374,696
Current portion of finance lease obligations	27,062	25,749
Current portion of operating lease obligations	22,786	22,271
Total current liabilities	9,814,173	10,095,081

LONG-TERM LIABILITIES
Deferred income taxes (Note 4)	7,671,015	7,347,700
Investee losses in excess of equity investment	1,205,068	—
Finance lease obligations, net of current portion	18,973	46,035
Operating lease obligations, net of current portion	—	22,786
Total long-term liabilities	8,895,056	7,416,521
TOTAL LIABILITIES	18,709,229	17,511,602

STOCKHOLDERS’ EQUITY (Note 5)
Common stock, $.01 par value, 10,000,000 shares authorized, 4,812,085 and 4,748,012, respectively, shares issued and outstanding	48,121	47,480
Additional paid-in capital	24,894,571	23,631,618
Retained earnings	39,410,534	27,614,087
Total stockholders’ equity	64,353,226	51,293,185
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$83,062,455	$68,804,787

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED December 31, 2021 and 2020

	2021	2020
OPERATING REVENUES:
Card Casino	$38,090,835	$19,885,862
Pari-mutuel	10,243,835	7,979,336
Food and beverage	6,185,832	2,372,716
Other	5,879,196	2,902,358
Total Net Revenues	60,399,698	33,140,272

OPERATING EXPENSES:
Purse expense	8,037,994	4,946,799
Minnesota Breeders’ Fund	1,061,624	742,052
Other pari-mutuel expenses	999,654	692,060
Salaries and benefits	15,105,558	15,926,727
Cost of food and beverage and other sales	2,436,618	1,230,633
Depreciation	2,844,647	2,748,514
Utilities	1,615,901	1,212,004
Advertising and marketing	1,677,424	377,412
Professional and contracted services	4,208,622	3,340,116
Loss on disposal of assets	—	13,407
Other operating expenses	4,893,750	3,652,265
Total Operating Expenses	42,881,792	34,881,989
Gain on sale/transfer of land (Note 12)	263,581	2,367,514
INCOME FROM OPERATIONS	17,781,487	625,797
OTHER INCOME (LOSS)
Loss from equity investment	(2,703,299)	(1,478,199)
Interest income, net	719,365	663,571
Net Other Loss	(1,983,934)	(814,628)
INCOME (LOSS) BEFORE INCOME TAXES	15,797,553	(188,831)
INCOME TAX (EXPENSE) BENEFIT (Note 4)	(3,999,400)	1,250,845
NET INCOME	$11,798,153	$1,062,014

Basic earnings per share	$2.47	$0.23
Diluted earnings per share	$2.44	$0.23
Weighted Average Basic Shares Outstanding	4,776,007	4,697,021
Weighted Average Diluted Shares	4,827,761	4,697,791

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED December 31, 2021 and 2020

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2019	4,644,522	$46,445	$22,733,933	$26,635,732	$49,416,110

Exercise of stock options	24,250	242	200,548	—	200,790
Other share retirements	(9,920)	(99)	(44,587)	(79,512)	(124,198)
Stock-based compensation	—	—	468,832	—	468,832
Dividend distribution	—	—	—	(4,147)	(4,147)
401(K) stock match	34,625	346	371,086	—	371,432
Issuance of deferred stock awards	45,865	459	(177,960)	—	(177,501)
Shares issued under Employee Stock Purchase Plan	8,670	87	79,766	—	79,853
Net income	—	—	—	1,062,014	1,062,014

Balance at December 31, 2020	4,748,012	$47,480	$23,631,618	$27,614,087	$51,293,185

Exercise of stock options	3,654	37	48,562	—	48,599
Stock-based compensation	—	—	548,282	—	548,282
Dividend distribution	—	—	—	(1,706)	(1,706)
401(K) stock match	33,998	340	557,056	—	557,396
Issuance of deferred stock awards	14,597	146	(26,094)	—	(25,948)
Shares issued under Employee Stock Purchase Plan	11,824	118	135,147	—	135,265
Net income	—	—	—	11,798,153	11,798,153

Balance at December 31, 2021	4,812,085	$48,121	$24,894,571	$39,410,534	$64,353,226

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED December 31, 2021 and 2020

	2021	2020
Operating Activities:
Net income	$11,798,153	$1,062,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,844,647	2,748,514
Stock-based compensation expense	548,282	468,832
Stock-based employee match contribution	557,396	371,432
Deferred income taxes	323,315	2,943,400
Loss on disposal of assets	—	13,407
Loss from equity investment	2,703,299	1,478,199
Gain on sale/transfer of land	(263,581)	(2,367,514)
Changes in operating assets and liabilities:
Accounts receivable	(157,049)	70,782
Employee retention credit receivable	(6,314,468)	—
Increase in TIF receivable	(614,173)	(546,591)
Other current assets/deposits	(158,387)	174,178
Income taxes receivable/payable	2,767,565	(4,152,581)
Operating lease right-of-use assets	22,271	29,775
Operating lease liabilities	(22,271)	(29,775)
Accounts payable	(901,150)	(886,060)
Deferred revenue	297,426	(1,046,264)
Card Casino accruals	929,283	160,938
Accrued wages and payroll taxes	619,476	(1,104,277)
Accrued property taxes	(30,493)	(75,292)
Payable to horsepersons	(1,451,273)	1,817,000
Net cash provided by operating activities	13,498,268	1,130,117

Investing Activities:
Additions to land, buildings, and equipment	(3,780,759)	(1,536,948)
Proceeds from sale of land	2,288,952	—
Additions for TIF eligible improvements	—	(765,316)
(Increase) decrease in related party receivable	(636,889)	1,987,017
Equity investment contribution	(372,992)	—
Sale of investments	—	103,886
Net cash used in investing activities	(2,501,688)	(211,361)

Financing Activities:
Proceeds from issuance of common stock	183,864	156,446
Borrowings on line of credit	—	5,866,416
Payments against line of credit	—	(5,866,416)
Cash dividend paid to shareholders	(1,706)	(328,587)
Payments for taxes related to net share settlement of equity awards	(25,948)	(177,501)
Principal payments on finance lease	(25,749)	(24,500)
Net cash provided by (used in) financing activities	130,461	(374,142)

Net increase in cash, cash equivalents, and restricted cash	11,127,041	544,614

Cash, cash equivalents, and restricted cash at beginning of year	4,471,712	3,927,098

Cash, cash equivalents, and restricted cash at end of year	$15,598,753	$4,471,712

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED December 31, 2021 and 2020 (continued)

Schedule of non-cash investing and financing activities
Additions to land, buildings, and equipment funded through accounts payable	$254,000	$344,000
Transfer of future TIF reimbursed costs from land, buildings, and equipment	—	1,633,000
Transfer of assets to Doran Canterbury II	—	1,633,000
Transfer of assets to Canterbury DBSV	—	2,195,000

Supplemental disclosure of cash flow information:
Income taxes paid	$1,220,000	$80,000
Interest paid	3,000	40,000

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED December 31, 2021 and 2020

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

Reclassifications - Certain amounts in prior period financial statements have been reclassified to conform to current period presentations.

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

We have two general types of liabilities related to Card Casino contracts with customers: (1) our MVP Loyalty Program and (2) outstanding chip liability. These are included in the line item Card Casino accruals on the Consolidated Balance Sheets. We defer the full retail value of these complimentary reward items until the future revenue transaction occurs.

The Company offers certain promotional allowances at no charge to patrons who participate in its player rewards program. The retail value of these promotional items is included as a deduction from pari-mutuel revenues.

We evaluate our on-track revenue (live racing), export revenue (simulcast), and import revenue (guest fees) contracts to determine whether we are acting as the principal or as the agent when providing services, which we consider in determining if revenue should be reported gross or net. An entity is a principal if it controls the specified service before that service is transferred to a customer.

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

Employee Retention Credit ("ERC") – The Company qualified for federal government assistance through ERC provisions of the CARES Act passed in 2020, for the 2020 second, third, and fourth quarters, as well as the 2021 first and second quarters. The purpose of the ERC is to encourage employers to keep employees on the payroll, even if they are not working during the covered period because of the coronavirus outbreak. We recognize government grants for which there is a reasonable assurance of compliance with grant conditions and receipt of credits. As of December 31, 2021, the Company's expected one-time refunds totaling $6,314,468, are included on the Consolidated Balance Sheets as an employee retention credit receivable, as well as on the Consolidated Statements of Operations as a credit to salaries and benefits expense.

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

Property Tax Increment Financing (TIF) Receivable – In connection with the Contract for Private Redevelopment (“Redevelopment Agreement”) and First Amendment to the Contract for Private Redevelopment (the "First Amendment") between the City of Shakopee Economic Development Authority and Canterbury Development LLC signed in August 2018 and amended in September 2021, the City of Shakopee has agreed that a portion of the tax increment revenue generated from the developed property will be paid to the Company to reimburse it for expenses in constructing public infrastructure improvements. The interest rate on the TIF Receivable is 6%.

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

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) – The Minnesota Pari-mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations. Pursuant to an agreement with the MHBPA, the Company transferred into a trust account or paid directly to the MHBPA, approximately $8,903,000 and $2,885,000 for the years ended December 31, 2021 and 2020, respectively, related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company.

Checks Written in Excess of Cash Balance - For the year ended December 31, 2020, the Company included approximately $970,000 of checks written in excess of cash balance within accounts payable on the Consolidated Balance Sheet. There were no checks written in excess of cash balance as of December 31, 2021.

Impairment of Long-Lived Assets – The Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the event that facts and circumstances indicate that the carrying value of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. During 2021 and 2020, the Company determined that no evaluations of recoverability were necessary.

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

Interest and penalties associated with uncertain income tax positions are presented in income tax expense. For the years ended December 31, 2021 and 2020, the Company did not recognize any expense related to interest and penalties.

Net Income Per Share – Basic net income per common share is based on the weighted average number of common shares outstanding during each year. Diluted net income per common share takes into effect the dilutive effect of potential common shares outstanding. The Company’s only potential common shares outstanding are stock options and unvested deferred stock awards.

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

3.    LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment, at cost, consist of the following at December 31, 2021 and 2020:

	2021	2020
Land	$2,813,239	$2,680,158
Buildings and building improvements	42,931,835	41,081,689
Furniture and equipment	23,073,308	23,515,215
Construction in progress	1,900,305	1,677,547
	70,718,687	68,954,609
Accumulated depreciation	(36,358,101)	(35,447,405)
	$34,360,586	$33,507,204

The Company has included land held for development as a separate line on the consolidated balance sheet. This amount represents land owned for potential real estate development and totaled approximately $3,117,000 and $4,805,000 at December 31, 2021 and 2020, respectively.

4.    INCOME TAXES

A reconciliation between income taxes computed at the statutory federal income tax rate and the effective tax rate for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
Federal tax (benefit) expense at statutory rates	$3,317,500	$(40,000)
Nondeductible lobbying expense	11,300	13,000
State expense, net of federal impact	747,700	3,000
Stock option expense	15,400	—
Long term incentive and restricted stock unit expense	(600)	(14,000)
Federal rate difference on NOL carrybacks	—	(1,213,000)
Other	(91,900)	155
	$3,999,400	$(1,250,845)

Income tax expense (benefit) for the years ended December 31, 2021 and 2020 consists of the following:

	2021	2020
Current
Federal	$3,228,800	$(4,110,000)
State	447,300	(84,000)
	3,676,100	(4,194,000)
Deferred, Federal	(175,800)	2,860,155
Deferred, State	499,100	83,000
	$3,999,400	$(1,250,845)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets:
Vacation accrual	$60,500	$55,700
Player rewards program accrual	112,200	166,900
Stock options	149,000	86,200
Long-Term Incentive Plan	38,100	32,500
Lease obligations	13,200	20,600
Charitable contribution carryovers	—	15,300
State net operating loss	—	374,000
Other	5,685	15,500
Total net deferred tax assets	378,685	766,700
Deferred tax liabilities:
Land, building and equipment - cost and depreciation	(4,341,400)	(4,381,600)
Investment in joint ventures	(3,202,500)	(3,387,200)
Prepaid Expenses	(125,500)	(144,900)
TIF receivable accrued interest	(380,300)	(200,700)
Total net deferred tax liabilities	(8,049,700)	(8,114,400)
Net long-term deferred tax liabilities	$(7,671,015)	$(7,347,700)

The Company is subject to U.S. and Minnesota taxation. The Company is no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2018.

5.    STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Stockholders’ Equity

Employee Stock Purchase Plan:

The Company offers an Employee Stock Purchase Plan (the “ESPP”) that is open to all employees working more than 15 hours per week. Shares of the Company’s common stock may be purchased by employees at six-month intervals at 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. Employees purchased 11,824 and 8,670 shares in 2021 and 2020, respectively. As of December 31, 2021, a total of 344,999 shares have been issued from the 450,000 shares authorized.

KSOP:

The Company offers a KSOP Plan (the “KSOP”) that includes the Employee Stock Ownership Plan (the “ESOP”) and the 401(k) Plan. The KSOP allows the Company to use Company stock to match contributions from its employees should it so choose. The KSOP is available to eligible employees who had completed six months of service. Beginning January 1, 2016, the matching of employee contributions were issued in Company stock. Employer contributions charged to operations for stock matching of employee contributions for the year ended December 31, 2021 and 2020 totaled approximately $557,000 and $371,000, respectively.

Stock Repurchase Plan:

In 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock in open market transactions or block purchases of privately negotiated transactions. The Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and in 2012, authorized the repurchase of an additional 100,000 shares of the Company’s common stock. No shares were repurchased in 2021 or 2020, and currently the Company is authorized to repurchase up to 128,871 shares under the Stock Repurchase Plan.

Stock-Based Compensation

Stock-based compensation is recorded at fair value as of the date of grant, is included in the salaries and benefits expense line item on the consolidated statements of operations and amounted to approximately $548,000 and $469,000 for the years ended December 31, 2021 and 2020, respectively.

Stock Options:

The Company’s Stock Plan, as amended, (the “Plan”) provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and non-employees, including directors of and consultants to the Company and any subsidiary, to purchase up to a maximum of 1,650,000 shares of common stock. The Company currently has 226,405 shares available for grant under the Plan. The Plan is administered by the Board of Directors which determines the persons who are to receive awards under the Plan, the type of award to be granted, the number of shares subject to each award and, if an option, the exercise price of each option.

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

Stock option activity related to the Plan during the years ended December 31, 2021 and 2020 is summarized below:

	2021		2020

		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Shares	Price
Outstanding at beginning of year	9,000	$13.30	33,250	$9.64
Granted	—	—	—	—
Exercised	(3,654)	13.30	(24,250)	8.28
Expired/Forfeited	(5,346)	13.30	—	—

Outstanding at end of year	—	$—	9,000	$13.30

Options exercisable at end of year	—	$—	9,000	$13.30

The grant-date fair value of options outstanding and exercisable at December 31, 2021 and 2020 was $0 and $56,000, respectively. As of December 31, 2021, there are no options outstanding.

There were no options granted in 2021 or 2020. The total fair value of options exercised during the years ended December 31, 2021 and 2020 was $23,000 and $96,000, respectively. The total intrinsic value of options exercised during 2021 and 2020 was $0 and $104,000, respectively.

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

The Board has approved a granting opportunity in 2019 to Company officers and key employees to earn long-term incentive compensation under the LTI Plan. Each officer and key employee was granted an Incentive Award (that was also a Deferred Stock Award under the Stock Plan) which provided an opportunity to receive a payout of shares of the Company’s common stock to the extent of achievement compared to Performance Goals at the end of the three year Performance Period. The Company expects to pay out 8,915 shares of deferred stock in the 2022 first quarter, related to the Performance Period ended December 31, 2021.

As a result of the COVID-19 Pandemic, the Company temporarily suspended the granting of performance awards under its LTI Plan until there is more certainty about the Company’s future operations, and instead granted other awards designed to retain NEOs and other Senior Executives as described below under “Employee Deferred Stock Awards.”

The Company recorded a Compensation expense of $108,000 and Compensation benefit of $32,000 related to the LTI plan for 2021 and 2020, respectively.

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

Below is a summary of changes in Board of Directors unvested deferred stock:

		Weighted
		Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2020	20,073	$11.17
Granted	10,710	14.00
Vested	(20,073)	11.17
Forfeited	—	—
Non-Vested Balance, December 31, 2021	10,710	$14.00

Employee Deferred Stock Awards

In 2021, the Company granted employees deferred stock awards totaling 27,900 shares of common stock, with a vesting term of approximately three years and a fair value of $13.33 per share. During 2020, the Company granted employees deferred stock awards totaling 47,000 shares of common stock with a fair value of $11.07 per share. The vesting schedule of the awards is as follows: (i) 60% vesting and being issued in  December 2020, (ii) 20% vesting and being issued in  March 2022, and (iii) 20% vesting and being issued in  March 2023. The compensation cost associated with these grants of deferred stock awards are recorded in "Salaries and benefits" on the Consolidated Statements of Operations.

A summary of the changes in employee unvested deferred stock award grants as of December 31, 2021, is as follows:

		Weighted
		Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2020	18,800	$11.07
Granted	27,900	13.33
Vested	—	—
Forfeited	(3,300)	11.69
Non-Vested Balance, December 31, 2021	43,400	$12.48

At December 31, 2021, there was approximately $375,000 of total unrecognized stock-based compensation expense related to unvested employee and board of director deferred stock awards that is expected to be recognized over a period of approximately 1.3 years.

6.    NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the net income per common share computations for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
Net income (numerator) amounts used for basic and diluted per share computations:	$11,798,153	$1,062,014

Weighted average shares (denominator) of common stock outstanding:
Basic	4,776,007	4,697,021
Plus dilutive effect of stock options	51,754	770
Diluted	4,827,761	4,697,791

Net income per common share:
Basic	$2.47	$0.23
Diluted	2.44	0.23

Options to purchase 9,000 shares of common stock at an average price of $13.30 per share were outstanding but not included in the computation of diluted net income per share for the year ended December 31, 2020 because the exercise price of the options exceeded the market price of the Company’s common stock at December 31, 2020. There were no out-of-the money stock options at December 31, 2021.

7.    GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with a financial institution. This agreement was amended as of December 23, 2020 to extend the maturity date to February 28, 2021. The agreement was also amended as of February 28, 2021 to extend the maturity date to January 31, 2024 and increase its revolving credit line up to $10,000,000. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company, as well as a mortgage on certain real property. The Company had no borrowings under the credit line during the year ended December 31, 2021. As of December 31, 2021, the outstanding balance on the line of credit was $0. The credit agreement contains covenants requiring the Company to maintain certain financial ratios.

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

Lease costs related to operating leases were $22,339 and $31,333 for the years ended December 31, 2021 and 2020, respectively. The total lease expenses for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or liability was $490,851 and $360,902 for the years ended December 31, 2021 and 2020, respectively.

Lease costs included in depreciation and amortization related to our finance leases were $23,795 for each of the years ended December 31, 2021 and 2020. Interest expense related to our finance leases was immaterial.

The following table shows the classification of the right of use assets on our Consolidated Balance Sheets:

		Year Ended December 31,
	Balance Sheet Location	2021	2020
Assets
Finance	Land, buildings and equipment, net (1)	$46,035	$71,784
Operating	Operating lease right-of-use assets	22,786	45,057
Total Leased Assets		$68,821	$116,841

1 – Finance lease assets are net of accumulated amortization of $79,524 and $53,853 for the years ended December 31, 2021 and 2020, respectively.

The following table shows the lease terms and discount rates related to our leases:

	Year Ended December 31,
	2021	2020
Weighted average remaining lease term (in years):
Finance	1.7	2.7
Operating	0.4	0.8
Weighted average discount rate (%):
Finance	5.0%	5.0%
Operating	5.5%	5.5%

The maturity of operating leases and finance leases for the year ended December 31, 2021 are as follows:

Year Ended December 31, 2021	Operating leases	Finance leases
2022	$23,100	$28,743
2023	—	19,332
Total minimum lease obligations	23,100	48,075
Less: amounts representing interest	(314)	(2,040)
Present value of minimum lease payments	22,786	46,035
Less: current portion	(22,786)	(27,062)
Lease obligations, net of current portion	$—	$18,973

Purchase Obligations

In March 2014, the Company entered into a seven-year agreement with a totalizator provider. Pursuant to the agreement, the vendor provides totalizator equipment and related software which records and processes all wagers and calculates odds and payoffs. The amounts charged to operations for totalizator expenses for the years ended December 31, 2021 and 2020 were $262,000 and $181,000, respectively. In March 2022, the Company entered into a five-year agreement with a new totalizator provider. Under the new agreement, $166,400 will be charged to operations in year one. The future minimum purchase obligations under the new agreement are $166,400 per year for each of the next five years.

9.    CONTINGENCIES

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

Effective on December 21, 2021, the Company entered into a Contribution and Indemnity Agreement ("Indemnity Agreement") with affiliates of Doran Companies ("Doran") in connection with the debt refinancing on the Doran Canterbury I, LLC joint venture. Under the Indemnity Agreement, the Company is obligated to indemnify Doran for loan payment amounts up to $5,000,000 only if the lender demands the loan guarantee.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at December 31, 2021 and as of the date of this report will not have a material impact on the Company’s consolidated financial positions or results of operations.

The Company has committed to payment of statutory distributions under a $500,000 bond issued to the Minnesota Racing Commission as required by Minnesota statute. The Company was not required to make any payments related to this bond in 2021 or 2020, and there is no liability related to this bond on the balance sheet as of December 31, 2021.

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

The following tables represent a disaggregation of revenues from contracts with customers along with the Company’s operating segments (in 000’s):

	Year Ended December 31, 2021
	Horse Racing	Card Casino	Food and Beverage	Development	Total
Net revenues from external customers	$15,753	$38,092	$6,530	$25	$60,400
Intersegment revenues	26	—	811	—	837
Net interest income	—	—	719	—	719
Depreciation	2,567	75	203	—	2,845
Segment income (loss) before income taxes	1,878	13,774	1,580	(1,967)	15,265
Segment tax expense (benefit)	610	3,487	400	(498)	3,999

At December 31, 2021
Segment Assets	$50,647	$2,726	$27,091	$26,183	$106,647

	Year Ended December 31, 2020
	Horse Racing	Card Casino	Food and Beverage	Development	Total
Net revenues from external customers	$10,722	$19,886	$2,489	$43	$33,140
Intersegment revenues	74	—	430	—	504
Net interest (expense) income	(37)	—	—	701	664
Depreciation	2,309	226	214	—	2,749
Segment (loss) income before income taxes	(1,610)	953	(709)	1,319	(47)
Segment tax (benefit) expense	(253)	(108)	(3)	(887)	(1,251)

At December 31, 2020
Segment Assets	$35,620	$3,027	$24,862	$29,475	$92,984

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals for the years ended December 31, 2021 and 2020 (in 000’s):

	Year Ended December 31,
	2021	2020
Revenues
Total net revenue for reportable segments	$61,237	$33,644
Elimination of intersegment revenues	(837)	(504)
Total consolidated net revenues	$60,400	$33,140

Income (loss) before income taxes
Total segment income (loss) before income taxes	$15,265	$(47)
Elimination of intersegment income (loss) before income taxes	533	(142)
Total consolidated income (loss) before income taxes	$15,798	$(189)

	December 31,	December 31,
	2021	2020
Assets
Total assets for reportable segments	$106,647	$92,984
Elimination of intercompany balances	(23,585)	(24,179)
Total consolidated assets	$83,062	$68,805

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

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s condensed consolidated statements of operations. For the year ended December 31, 2021, the Company recorded $1,516,000 in other revenue and incurred $1,391,000 in advertising and marketing expense and $125,000 in depreciation related to the SMSC marketing payment. For the year ended December 31, 2020, the Company recorded $900,000 in other revenue and incurred $740,000 in advertising and marketing expense and $160,000 in depreciation related to the SMSC marketing payment. The excess of amounts received over revenue is reflected as deferred revenue on the company’s Consolidated Balance Sheets.

Under the CMA, the Company agreed for the term of the CMA that it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

12.  REAL ESTATE DEVELOPMENT

Equity Investments

Doran Canterbury I, LLC

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

On September 27, 2018, Canterbury Development LLC contributed approximately 13 acres of land as its equity contribution in the Doran Canterbury I joint venture and became a 27.4% equity member. On December 20, 2018, financing for Doran Canterbury I was secured. As the Company is able to assert significant influence, but not control, over Doran Canterbury I’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. For the year ended December 31, 2021 and 2020, the Company recorded $2,693,000 and $1,558,000, respectively, in loss on equity method investments. In accordance with U.S. GAAP, since we are committed to provide future capital contributions to Doran Canterbury I, we also present as a liability in the accompanying Consolidated Balance Sheets the net balance recorded for our share of Doran Canterbury I's losses in excess of the amount funded into Doran Canterbury I, which was $1,205,000 and $0 at December 31, 2021 and 2020, respectively.

Doran Canterbury II, LLC

In connection with the execution of the amended operating agreement for Doran Canterbury I, on August 18, 2018, Canterbury Development LLC entered into an operating agreement with Doran Shakopee, LLC as the two members of a Minnesota limited liability company entitled Doran Canterbury II, LLC (“Doran Canterbury II”). Under the Doran Canterbury II operating agreement, Doran Canterbury II will pursue development of Phase II of the project. Phase II will include an additional 300 apartment units. Canterbury Development’s equity contribution to Doran Canterbury II for Phase II was approximately 10 acres of land, which were contributed to Doran Canterbury II on July 30, 2020. In connection with its contribution, Canterbury Development became a 27.4% equity member in Doran Canterbury II with Doran owning the remaining 72.6%. As the Company is able to assert significant influence, but not control, over Doran Canterbury II’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. As of December 31, 2021, the proportionate share of Doran Canterbury II's earnings was immaterial.

Canterbury DBSV Development, LLC

On June 16, 2020, Canterbury Development, entered into an operating agreement with an affiliate of Greystone Construction, as the two members of a Minnesota limited liability company named Canterbury DBSV Development, LLC ("Canterbury DBSV"). Canterbury DBSV was formed as part of a joint venture between Greystone and Canterbury Development LLC for a multi-use development on the 13-acre land parcel located on the southwest portion of the Company’s racetrack. Canterbury Development’s equity contribution to Canterbury DBSV was approximately 13 acres of land, which were contributed to Canterbury DBSV on July 1, 2020. In connection with its contribution, Canterbury Development became a 61.87% equity member in Canterbury DBSV. As the Company is able to assert significant influence, but not control, over Canterbury DBSV’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. For the year ended December 31, 2021, the Company recorded $63,000 in loss on equity investment related to this joint venture. For the year ended December 31, 2020, the Company recorded $80,000 in income from equity investment related to this joint venture.

Tax Increment Financing

On August 8, 2018, the City Council of the City of Shakopee, Minnesota approved a Contract for Private Redevelopment (“Original Agreement”) between the City of Shakopee Economic Development Authority (“Shakopee EDA”) and Canterbury Park Holding Corporation and its subsidiary Canterbury Development LLC in connection with a Tax Increment Financing District (“TIF District”) that the City had approved in April 2018. The City of Shakopee, the Shakopee EDA and the Company entered into the Redevelopment Agreement on August 10, 2018.

Under the Original Agreement, the Company agreed to undertake a number of specific infrastructure improvements within the TIF District and the City agreed that a portion of the tax revenue generated from the developed property will be paid to the Company to reimburse it for its expense in constructing these improvements. Under the Original Agreement, the total estimated cost of TIF eligible improvements to be borne by the Company was $23,336,500.

On January 25, 2022, the Company received the fully executed First Amendment to the Contract for Private Redevelopment (the “First Amendment”) among the Company, the City of Shakopee, and the Shakopee EDA, which is effective as of September 7, 2021. Under the First Amendment and as part of the authorized changes regarding the responsibilities of the Company and the City, improvements on Unbridled Avenue will be primarily constructed by the City of Shakopee. As a result, the total estimated cost of TIF eligible improvements to be borne by the Company will be reduced by $5,744,000 to an amount not to exceed $17,592,881. In order to reimburse the Company for the qualified costs related to constructing the developer improvements, the Authority will issue and the Company will receive a TIF Note in the maximum principal amount of $17,592,881. The First Amendment also memorialized that the Company completed the Shenandoah Drive improvements as required prior to December 31, 2019. The City is obligated to issue bonds to finance the portion of the improvements required to be constructed by the City.

A detailed Schedule of the Public Improvements under the First Amendment, the timeline for their construction and the source and amount of funding is set forth in Exhibit 10.1 of the Form 8-K filed on January 31, 2022. The Company expects to substantially complete the remaining Developer Improvements by July 17, 2027 and will be reimbursed for costs of the Developer Improvements incurred by no later than July 17, 2027. The total amount of funding that the Company will be paid as reimbursement under the TIF program for these improvements is not guaranteed, however, and will depend in part on future tax revenues generated from the developed property.

As of  December 31, 2021, the Company recorded a TIF receivable of approximately $12,503,000, which represents $11,180,000 of principal and $1,323,000 of interest. Management believes future tax revenues generated from current development activity will exceed the Company's development costs and thus, management believes no allowance related to this receivable is necessary. As of  December 31, 2020, the Company recorded a TIF receivable of approximately  $11,889,000, which represented $11,191,000 of principal and $698,000 of interest.

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

As a result of these two land sales, the Company recorded a gain of approximately $264,000 on the Consolidated Statements of Operations for the year ended December 31, 2021.

13.  RELATED PARTY RECEIVABLES

In 2019, 2020, and 2021, the Company loaned money to the Doran Canterbury I and II joint ventures in member loans totaling approximately $2,027,000. These member loans bear interest at the rate equal to the Prime Rate plus two percent per annum and totaled $130,000 as of  December 31, 2021. The Company expects to be fully reimbursed for these member loans when the joint ventures achieve positive cash flow.

The Company has also recorded related party receivables of approximately $21,000 as of  December 31, 2021, for various related costs incurred by the Company. The Company expects to be fully reimbursed for these costs by the related parties in 2022.

14.  SUBSEQUENT EVENTS

As noted in footnote 12, on January 25, 2022, the Company received the fully executed First Amendment to the Contract for Private Redevelopment (the “First Amendment”) among the Company, the City of Shakopee, and the Shakopee EDA, which is effective as of September 7, 2021. Under the First Amendment and as part of the authorized changes regarding the responsibilities of the Company and the City, improvements on Unbridled Avenue will be primarily constructed by the City of Shakopee. As a result, the total estimated cost of TIF eligible improvements to be borne by the Company will be reduced by $5,744,000 to an amount not to exceed $17,592,881. The First Amendment did not impact or reduce the amount the Company recorded as a TIF receivable as of December 31, 2021 or 2020.

On January 10, 2022, the Company announced that it was reinstituting its quarterly cash dividend. The $0.07 per share cash dividend was paid on January 28, 2022 to shareholders of record as of the close of business on January 18, 2022.

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

The Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2021. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2021.

(c)         Changes in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended December 31, 2021, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not Applicable.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Incorporated by Reference.

Except as noted below, the information required by this Item concerning directors and corporate governance is hereby incorporated by reference to the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held on June 2, 2022 (the “Proxy Statement”) to be filed with the Commission within 120 days of December 31, 2021. Information required by this Item regarding executive officers is presented under Part I, Item 1. Business of this Annual Report on Form 10-K.

Code of Ethics

The Company has adopted a Code of Conduct and Ethics applicable to all directors, officers, employees of and consultants to the Company. A copy of the Code of Conduct and Ethics can be obtained free of charge upon written request directed to the Company’s Secretary at the executive offices of the Company.

Item 11. EXECUTIVE COMPENSATION

Information required under this Item is hereby incorporated by reference to the Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item is hereby incorporated by reference to the Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item is hereby incorporated by reference to the Proxy Statement.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item is hereby incorporated by reference to the Proxy Statement.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a).        The following Consolidated Financial Statements of Canterbury Park Holding Corporation and subsidiaries are included in Part II, Item 8 pages 34-59:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Operations for the years ended December 31, 2021 and 2020

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020

Notes to Consolidated Financial statements

(b).        Exhibits

Exhibit Table Reference	Title of Document

3.1	Restated Articles of Incorporation, filed as Exhibit 3.1 to Form 8-K dated June 30, 2016 and incorporated herein by reference.

3.2	Bylaws, filed as Exhibit 3.2 to Form 8-K dated June 30, 2016 and incorporated herein by reference.

3.3	Amendments effective April 17, 2020 to Bylaws of Canterbury Park Holding Corporation, filed as Exhibit 3.2 to Current Report on Form 8-K dated April 17, 2020 and incorporated herein by reference.

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

10.2	Consent and Waiver dated as of June 1, 2020 by Minnesota Horsemen's Benevolent and Protection Association pursuant to Horse Association Agreement dated June 4, 2020, filed as Exhibit 10.3 to the Form 8-K dated June 1, 2020 and incorporated herein by reference.

10.3*	Canterbury Park Holding Corporation Stock Plan, as amended through June 7, 2017, filed as Exhibit 10.5 to the Form 8-K dated June 7, 2017 and incorporated herein by reference.

*      Denotes an exhibit that covers management contracts or compensatory plans or arrangements.

Exhibit Table Reference	Title of Document

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

10.4.3	Fourth Amendment made as of September 30, 2020, by and among to the General Credit and Security Agreement between Canterbury Park Holding Corporation and Bremer Bank N.A., filed as Exhibit 10.1 to Form 8-K dated September 30, 2020 and incorporated herein by reference.

10.4.4	Fifth Amendment made as of December 23, 2020, by and among to the General Credit and Security Agreement between Canterbury Park Holding Corporation and Bremer Bank N.A., filed as Exhibit 10.1 to Form 8-K dated December 23, 2020 and incorporated herein by reference.

10.4.5	Sixth Amendment made as of February 28, 2021, by and among to the General Credit and Security Agreement between Canterbury Park Holding Corporation and Bremer Bank N.A., filed as Exhibit 10.1 to Form 8-K dated February 28, 2021 and incorporated herein by reference.

10.4.6	Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents dated February 28, 2021 by and among Canterbury Park Entertainment LLC and Bremer Bank, National Association filed as Exhibit 10.2 to Form 8-K dated February 28, 2021 and incorporated herein by reference.

10.5

Contract for Private Redevelopment dated August 10, 2018 between the City of Shakopee, Minnesota, Economic Development Authority for the City of Shakopee, Minnesota, Canterbury Development LLC, and Canterbury Park Holding Corporation. Filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference.

10.5.1	First Amendment dated as of September 7, 2021 to the Contract for Private Redevelopment dated August 10, 2018 by and among Canterbury Park Holding Corporation, Canterbury Development LLC, the City of Shakopee, Minnesota, and the Economic Development Authority for the City of Shakopee, Minnesota. Filed as Exhibit 10.1 to the Form 8-K dated January 25, 2022 and incorporated herein by reference.

10.6

Cooperative Marketing Agreement dated as of June 4, 2012 between Canterbury Park Holding Corporation and Shakopee Mdewakanton Sioux Community. Filed as Exhibit 99.1 to Form 10-Q for the quarter ended June 30, 2012 and incorporated herein by reference.

10.7	Fifth Amendment made as of June 1, 2020 between Canterbury Park Holding Corporation and Shakopee Mdewakanton Sioux Community, filed as Exhibit 10.1 to Form 8-K dated June 1, 2020 and incorporated herein by reference.

10.8	Canterbury Park Holding Corporation Annual Incentive Plan filed as Exhibit 99.1 to Form 8-K dated April 5, 2016 and incorporated herein by reference.

10.9	Canterbury Park Holding Corporation Long Term Annual Incentive Plan filed as Exhibit 99.2 to Form 8-K dated April 5, 2016 and incorporated herein by reference.

10.10	Canterbury Park Holding Corporation 1995 Employee Stock Purchase Plan, incorporated by reference from Exhibit 4.1 to Form S-8 Registration Statement No. 333-150037, filed April 2, 2008.

10.10.1	Canterbury Park Holding Corporation Employee Stock Purchase Plan, as amended through March 23, 2021, incorporated by reference from Appendix A to the Company's definitive proxy statement for its 2021 Annual Meeting of Shareholders held on June 3, 2021 and incorporated herein by reference.

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney, Included in Signature Page

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated March 21, 2022 announcing 2021 Fourth Quarter and Year-End Results

101

The following financial information from Canterbury Park Holding Corporation’s Annual Report on Form 10-K for the period ended December 31, 2021, formatted in eXtensible Business Reporting Language Inline XBRL; (i) Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the years ended December 31, 2021 and December 31, 2020, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021 and December 31, 2020, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021 and December 31, 2020, and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

(c).       No financial statement schedules are required by Item 8 and Item 15(c) of Form 10-K.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 21, 2022		CANTERBURY PARK HOLDING CORPORATION

	By	/s/ Randall D. Sampson
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

Signature	Title	Date

/s/ Randall D. Sampson	Chief Executive Officer and President (principal executive officer) and Executive Chairman of the Board	March 21, 2022
Randall D. Sampson

/s/ Carin J. Offerman	Director	March 21, 2022
Carin J. Offerman

/s/ Dale H. Schenian	Vice Chairman Emeritus; Director	March 21, 2022
Dale H. Schenian

/s/ Mark Chronister	Director	March 21, 2022
Mark Chronister

/s/ Maureen H. Bausch	Director	March 21, 2022
Maureen H. Bausch

/s/ John S. Himle	Director	March 21, 2022
John S. Himle

/s/ Randy J. Dehmer	Chief Financial Officer (principal financial officer and principal accounting officer)	March 21, 2022
Randy J. Dehmer