Form 10-Q
period 2022-03-31
Canterbury Park Holding Corp
filed 2022-05-13
CIK 1672909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2022.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission File Number: 001-37858

CANTERBURY PARK HOLDING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	47-5349765
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer
Organization)	Identification No.)

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

The Company had 4,839,297 shares of common stock, $.01 par value, outstanding as of May 1, 2022.

Canterbury Park Holding Corporation

PART 1 – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2022	2021
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,217,064	$11,869,866
Restricted cash	3,640,188	3,728,887
Accounts receivable, net of allowance of $19,250 for both periods	625,790	388,304
Employee retention credit receivable	6,314,468	6,314,468
Inventory	249,021	248,389
Prepaid expenses	659,416	580,799
Income taxes receivable	1,476,284	1,264,056
Total current assets	26,182,231	24,394,769

LONG-TERM ASSETS
Deposits	29,500	29,500
Other prepaid expenses	58,346	66,632
TIF receivable	12,668,009	12,502,743
Related party receivable	2,184,353	2,178,799
Operating lease right-of-use assets	22,786	22,786
Equity investment	7,005,465	6,389,869
Land held for development	3,174,046	3,116,771
Property, plant, and equipment, net	34,454,482	34,360,586
Total long-term assets	59,596,987	58,667,686
TOTAL ASSETS	$85,779,218	$83,062,455

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,662,834	$2,306,431
Card Casino accruals	3,055,626	3,257,277
Accrued wages and payroll taxes	1,774,827	1,769,578
Cash dividend payable	339,674	—
Accrued property taxes	976,492	774,324
Deferred revenue	945,678	733,292
Payable to horsepersons	1,069,687	923,423
Current portion of finance lease obligations	27,400	27,062
Current portion of operating lease obligations	22,786	22,786
Total current liabilities	10,875,004	9,814,173

LONG-TERM LIABILITIES
Deferred income taxes	7,671,015	7,671,015
Investee losses in excess of equity investment	1,720,160	1,205,068
Finance lease obligations, net of current portion	11,994	18,973
Total long-term liabilities	9,403,169	8,895,056
TOTAL LIABILITIES	20,278,173	18,709,229

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,839,297 and 4,812,085 respectively, shares issued and outstanding	48,393	48,121
Additional paid-in capital	24,944,077	24,894,571
Retained earnings	40,508,575	39,410,534
Total stockholders’ equity	65,501,045	64,353,226
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$85,779,218	$83,062,455

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING REVENUES:
Card Casino	$10,360,427	$6,864,294
Pari-mutuel	1,246,687	1,153,844
Food and beverage	1,088,722	374,471
Other	942,136	832,933
Total Net Revenues	13,637,972	9,225,542

OPERATING EXPENSES:
Purse expense	1,437,641	976,360
Minnesota Breeders’ Fund	229,057	175,140
Other pari-mutuel expenses	204,698	185,295
Salaries and benefits	5,507,957	3,967,348
Cost of food and beverage and other sales	497,053	205,637
Depreciation and amortization	745,949	689,585
Utilities	358,384	275,730
Advertising and marketing	301,432	56,452
Professional and contracted services	940,479	735,847
Other operating expenses	989,086	686,037
Total Operating Expenses	11,211,736	7,953,431
INCOME FROM OPERATIONS	2,426,236	1,272,111
OTHER (LOSS) INCOME
Loss from equity investment	(239,522)	(637,704)
Interest income, net	192,840	169,310
Net Other Loss	(46,682)	(468,394)
INCOME BEFORE INCOME TAXES	2,379,554	803,717
INCOME TAX EXPENSE	(605,641)	(252,224)
NET INCOME	$1,773,913	$551,493

Basic earnings per share	$0.37	$0.12
Diluted earnings per share	$0.36	$0.12
Weighted average basic shares outstanding	4,818,339	4,754,496
Weighted average diluted shares	4,864,247	4,754,504
Cash dividends declared per share	$0.14	$0.00

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended March 31, 2022

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2021	4,812,085	$48,121	$24,894,571	$39,410,534	$64,353,226

Stock-based compensation	—	—	104,927	—	104,927
Dividend declared	—	—	—	(675,872)	(675,872)
401(k) stock match	7,611	76	156,634	—	156,710
Issuance of deferred stock awards	19,601	196	(212,055)	—	(211,859)
Net income	—	—	—	1,773,913	1,773,913

Balance at March 31, 2022	4,839,297	$48,393	$24,944,077	$40,508,575	$65,501,045

For the three months ended March 31, 2021

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2020	4,748,012	$47,480	$23,631,618	$27,614,087	$51,293,185

Exercise of stock options	3,654	36	48,562	—	48,598
Stock-based compensation		—	103,130	—	103,130
Dividend distribution	—	—	—	(494)	(494)
401(k) stock match	6,575	66	90,341	—	90,407
Issuance of deferred stock awards	6,701	67	(26,015)	—	(25,948)
Net income	—	—	—	551,493	551,493

Balance at March 31, 2021	4,764,942	$47,649	$23,847,636	$28,165,086	$52,060,371

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Activities:
Net income	$1,773,913	$551,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	745,949	689,585
Stock-based compensation expense	104,927	103,130
Stock-based employee match contribution	156,710	90,407
Loss from equity investment	239,522	637,704
Changes in operating assets and liabilities:
Accounts receivable	(237,486)	(90,880)
TIF receivable	(165,266)	(150,123)
Inventory and prepaid expenses	(70,963)	(291,132)
Income taxes receivable/payable	(212,228)	474,706
Accounts payable	237,324	(1,084,383)
Deferred revenue	212,386	47,288
Card Casino accruals	(201,651)	561,291
Accrued wages and payroll taxes	5,249	996,379
Accrued property taxes	202,168	193,318
Payable to horsepersons	146,264	(1,035,350)
Net cash provided by operating activities	2,936,818	1,693,433

Investing Activities:
Additions to land, buildings, and equipment	(778,041)	(129,251)
Additions for TIF eligible improvements	—	(2,464)
Equity investment contributions	(340,026)	—
(Increase) decrease in related party receivable	(5,554)	77,327
Net cash used in investing activities	(1,123,621)	(54,388)

Financing Activities:
Proceeds from issuance of common stock	—	48,598
Cash dividend paid to shareholders	(336,198)	(494)
Payments for taxes related to net share settlement of equity awards	(211,859)	(25,948)
Principal payments on finance lease	(6,641)	(6,318)
Net cash (used in) provided by financing activities	(554,698)	15,838

Net increase in cash, cash equivalents, and restricted cash	1,258,499	1,654,883

Cash, cash equivalents, and restricted cash at beginning of period	15,598,753	4,471,712

Cash, cash equivalents, and restricted cash at end of period	$16,857,252	$6,126,595

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

Schedule of non-cash investing and financing activities
Additions to land, buildings, and equipment funded through accounts payable	$119,000	$68,000
Dividend declared but not yet paid	340,000	—
Transfer of future TIF reimbursed costs from land, buildings, and equipment	—	2,000
Change in investee losses in excess of equity investments	515,000	647,000

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$818,000	$100,000
Interest paid	1,000	1,000

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2021, included in its Annual Report on Form 10-K (the “2021 Form 10-K”).

The condensed consolidated balance sheets and the related condensed consolidated statements of operations, stockholders’ equity, and the cash flows for the periods ended March 31, 2022 and 2021 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, statement of stockholders’ equity, and cash flows at March 31, 2022 and 2021 and for the periods then ended have been made.

Summary of Significant Accounting Policies – A detailed description of our significant accounting policies can be found in our most recent Annual Report on the 2021 Form 10-K. There were no material changes in significant accounting policies during the three months ended March 31, 2022.

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

Employee Retention Credit ("ERC") – The Company qualified for federal government assistance through ERC provisions of the CARES Act passed in 2020, for the 2020 second, third, and fourth quarters, as well as the 2021 first and second quarters. The purpose of the ERC is to encourage employers to keep employees on the payroll, even if they are not working during the covered period because of the coronavirus outbreak. We recognize amounts to be refundable as tax credits if there is a reasonable assurance of compliance with grant conditions and receipt of credits. As of March 31, 2022, the Company's expected one-time refunds totaling $6,314,468, are included on the Condensed Consolidated Balance Sheets as an employee retention credit receivable. The Company recorded this amount on the Consolidated Statements of Operations as a credit to salaries and benefits expense in the 2021 fourth quarter.

Deferred Revenue – Deferred revenue includes advance sales related to racing, events and corporate partnerships. Revenue from these advance billings is recognized when the related event occurs or services have been performed. Deferred revenue also includes advanced Cooperative Marketing Agreement (“CMA”) promotional funds, for which revenue is recognized when expenses are incurred.

Payable to Horsepersons - The Minnesota Pari-mutuel Horse Racing Act requires the Company to segregate a portion of funds (recorded as purse expense in the statements of operations) received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ association. Pursuant to an agreement with the Minnesota Horsemen’s Benevolent and Protective Association (“MHBPA”), the Company transferred into a trust account or paid directly to the MHBPA, $1,298,000 and $2,000,000 for the three months ended March 31, 2022 and 2021, respectively, related to thoroughbred races. Minnesota Statutes provide that amounts transferred into the trust account are the property of the trust and not of the Company, and therefore these amounts are not recorded on the Company’s Condensed Consolidated Balance Sheet.

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

For the three months ended March 31, 2021, the Company recorded as other revenue $515,000 of COVID-19 relief grants, including a lump sum grant of $500,000 from the Convention Center Relief Grant Program, which is overseen by the Minnesota Department of Employment and Economic Development. There were no grants received in the three months ended March 31, 2022.

2.    STOCK-BASED COMPENSATION

Long Term Incentive Plan and Award of Deferred Stock

The Long Term Incentive Plan (the “LTI Plan”) authorizes the grant of Long Term Incentive Awards that provide an opportunity to Named Executive Officers (“NEOs”) and other Senior Executives to receive a payment in cash or shares of the Company’s common stock to the extent of achievement at the end of a period greater than one year (the “Performance Period”) as compared to Performance Goals established at the beginning of the Performance Period. Currently, there are no awards outstanding as of March 31, 2022. Beginning in 2020, and as a result of the COVID-19 Pandemic, the Company temporarily suspended the granting of performance awards under its LTI Plan, and instead granted deferred stock awards designed to retain NEOs and other Senior Executives in lieu of LTI Plan awards for 2020, 2021 and 2022.

Board of Directors Stock Option, Deferred Stock Awards, and Restricted Stock Grants

The Company’s Stock Plan currently authorizes annual grants of restricted stock, deferred stock, stock options, or any combination of the three, to non-employee members of the Board of Directors at the time of the Company’s annual shareholders’ meeting as determined by the Board prior to each such meeting. Deferred stock awards represent the right to receive shares of the Company's common stock upon vesting. Options granted under the Plan generally expire 10 years after the grant date. Restricted stock and deferred stock grants to non-employee directors generally vest 100% one year after the date of the annual meeting at which they were granted, are subject to restrictions on resale for an additional year, and are subject to forfeiture if a board member terminates his or her board service prior to the shares vesting. The unvested deferred stock awards outstanding as of March 31, 2022 to our non-employee directors consisted of 10,710 shares with a weighted average fair value per share of $14.00. There were no unvested restricted stock or stock options outstanding at March 31, 2022.

Employee Deferred Stock Awards

The Company's Stock Plan permits its Compensation Committee to grant stock-based awards, including deferred stock awards, to key employees and non-employee directors. The Company has made deferred stock grants that vest over one to four years.

During the three months ended March 31, 2022, the Company granted employees deferred stock awards totaling 18,600 shares of common stock, with a vesting term of approximately four years and a fair value of $21.62 per share. During the three months ended March 31, 2021, the Company granted employees deferred stock awards totaling 27,900 shares of common stock, with a vesting term of approximately three years and a fair value of $13.33 per share

Employee deferred stock transactions during the three months ended March 31, 2022 are summarized as follows:

		Weighted
		Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2021	43,400	$12.48
Granted	18,600	21.62
Vested	(20,800)	21.32
Forfeited	—	—
Non-Vested Balance, March 31, 2022	41,200	$16.62

Stock-based compensation expense related to the LTI Plan, deferred stock awards, and restricted stock awards is included on the Condensed Consolidated Statements of Operations and totaled approximately $105,000 and $103,000 for the three months ended March 31, 2022 and 2021. At March 31, 2022, there was approximately $637,000 of total unrecognized stock-based compensation expense related to unvested employee and board of director deferred stock awards that is expected to be recognized over a period of approximately 4.0 years.

3.    NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net income (numerator) amounts used for basic and diluted per share computations:	$1,773,913	$551,493

Weighted average shares (denominator) of common stock outstanding:
Basic	4,818,339	4,754,496
Plus dilutive effect of stock options	45,907	8
Diluted	4,864,247	4,754,504

Net income per common share:
Basic	$0.37	$0.12
Diluted	0.36	0.12

4.    GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with a financial institution, which provides a revolving credit line up to $10,000,000 and allows for letters of credit in the aggregate amount of up to $2,000,000 to be issued under the credit agreement. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The line of credit also includes collateral in the form of a Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents. The maturity date of the revolving line of credit is January 31, 2024. As of March 31, 2022, the outstanding balance on the line of credit was $0.

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

The following tables represent a disaggregation of revenues from contracts with customers along with the Company’s operating segments (in 000’s):

	Three Months Ended March 31, 2022
	Horse Racing	Card Casino	Food and Beverage	Development	Total
Net revenues from external customers	$2,112	$10,360	$1,166	$—	$13,638
Intersegment revenues	64	—	244	—	308
Net interest income	1	—	—	192	193
Depreciation	621	75	50	—	746
Segment income (loss) before income taxes	(14)	2,447	171	(119)	2,485
Segment tax expense (benefit)	(31)	624	43	(30)	606

March 31, 2022
Segment Assets	$55,401	$2,651	$27,359	$26,951	$112,362

	Three Months Ended March 31, 2021
	Horse Racing	Card Casino	Food and Beverage	Development	Total
Net revenues from external customers	$1,972	$6,864	$390	$—	$9,226
Intersegment revenues	1	—	95	—	96
Net interest income	2	—	—	167	169
Depreciation	564	75	51	—	690
Segment income (loss) before income taxes	(430)	1,135	(203)	(527)	(25)
Segment tax expense (benefit)	125	356	(64)	(165)	252

December 31, 2021
Segment Assets	$50,647	$2,726	$27,091	$26,183	$106,647

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Three Months Ended March 31,
	2022	2021
Revenues
Total net revenue for reportable segments	$13,946	$9,322
Elimination of intersegment revenues	(308)	(96)
Total consolidated net revenues	$13,638	$9,226

Income before income taxes
Total segment income (loss) before income taxes	$2,485	$(25)
Elimination of intersegment (income) loss before income taxes	(105)	829
Total consolidated income before income taxes	$2,380	$804

	March 31,	December 31,
	2022	2021
Assets
Total assets for reportable segments	$112,362	$106,647
Elimination of intercompany balances	(26,583)	(23,585)
Total consolidated assets	$85,779	$83,062

6.    COMMITMENTS AND CONTINGENCIES

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

Effective on  December 21, 2021, the Company entered into a Contribution and Indemnity Agreement ("Indemnity Agreement") with affiliates of Doran Companies ("Doran") in connection with the debt refinancing on the Doran Canterbury I, LLC joint venture. Under the Indemnity Agreement, the Company is obligated to indemnify Doran for loan payment amounts up to $5,000,000 only if the lender demands the loan guarantee by Doran.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at March 31, 2022 and as of the date of this report, will not have a material impact on the Company’s consolidated financial positions or results of operations.

In August 2018, the Company entered into a Contract for Private Redevelopment with the City of Shakopee in connection with a Tax Increment Financing District (“TIF District”). On January 25, 2022, the Company received the fully executed First Amendment to the Contract for Redevelopment among the Master Developer, the City and the Authority, which is effective as of September 7, 2021. Under this contract, the Company is obligated to construct certain infrastructure improvements within the TIF District, and will be reimbursed for the cost of TIF eligible improvements by the City of Shakopee by future tax increment revenue generated from the developed property, up to specified maximum amounts. The total amount of funding that Canterbury will be paid as reimbursement under the TIF program for these improvements is not guaranteed and will depend on future tax revenues generated from the developed property.

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

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s condensed consolidated statements of operations. For the three months ended March 31, 2022, the Company recorded $112,000 in other revenue, incurred $65,000 in advertising and marketing expense, and incurred $47,000 in depreciation related to the SMSC marketing funds. For the three months ended March 31, 2021, the Company recorded $47,000 in other revenue, incurred $23,000 in advertising and marketing expense, and incurred $24,000 in depreciation related to the SMSC marketing funds.

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

On September 27, 2018, Canterbury Development LLC contributed approximately 13 acres of land as its equity contribution in the Doran Canterbury I joint venture and became a 27.4% equity member. On December 20, 2018, financing for Doran Canterbury I was secured. As the Company is able to assert significant influence, but not control, over Doran Canterbury I’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. For the three months ended March 31, 2022 and 2021, the Company recorded $515,000 and $647,000, respectively, in loss on equity method investments. In accordance with U.S. GAAP, since we are committed to provide future capital contributions to Doran Canterbury I, we also present as a liability in the accompanying Condensed Consolidated Balance Sheets the net balance recorded for our share of Doran Canterbury I's losses in excess of the amount funded into Doran Canterbury I, which was $1,720,000 and $1,205,000 at March 31, 2022 and December 31, 2021, respectively.

Doran Canterbury II, LLC

In connection with the execution of the Amended Doran Canterbury I Agreement, on August 18, 2018, Canterbury Development LLC entered into an Operating Agreement with Doran Shakopee, LLC as the two members of a Minnesota limited liability company entitled Doran Canterbury II, LLC (“Doran Canterbury II”). Under the Doran Canterbury II Operating Agreement, Doran Canterbury II will pursue development of Phase II of the Project. Phase II will include an additional 300 apartment units. Canterbury Development’s equity contribution to Doran Canterbury II for Phase II was approximately 10 acres of land, which were contributed to Doran Canterbury II on July 30, 2020. In connection with its contribution, Canterbury Development became a 27.4% equity member in Doran Canterbury II with Doran owning the remaining 72.6%. As the Company is able to assert significant influence, but not control, over Doran Canterbury II’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. As of March 31, 2022, the proportionate share of Doran Canterbury II's earnings was immaterial. During the quarter ended March 31, 2022, the Company contributed approximately $340,000 as an equity investment contribution in Doran Canterbury II.

Canterbury DBSV Development, LLC

On June 16, 2020, Canterbury Development LLC, entered into an Operating Agreement with an affiliate of Greystone Construction, as the two members of a Minnesota limited liability company named Canterbury DBSV Development, LLC ("Canterbury DBSV"). Canterbury DBSV was formed as part of a joint venture between Greystone and Canterbury Development LLC for a multi-use development on the 13-acre land parcel located on the southwest portion of the Company’s racetrack. Canterbury Development LLC's equity contribution to Canterbury DBSV was approximately 13 acres of land, which were contributed to Canterbury DBSV on July 1, 2020. In connection with its contribution, Canterbury Development became a 61.87% equity member in Canterbury DBSV. As the Company is able to assert significant influence, but not control, over Canterbury DBSV’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. For the three months ended March 31, 2022 and 2021, the Company recorded $276,000 and $10,000, respectively, in income on equity investment related to this joint venture.

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

As of March 31, 2022, the Company recorded a TIF receivable of approximately $12,668,000, which represents $11,180,000 of principal and $1,488,000 of interest. Management believes future tax revenues generated from current development activity will exceed the Company's development costs and thus, management believes no allowance related to this receivable is necessary. As of December 31, 2021, the Company recorded a TIF receivable of approximately $12,503,000, which represented $11,180,000 of principal and $1,323,000 of interest.

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

Lease costs related to operating leases were $0 for the three months ended March 31, 2022 and 2021. The total lease expenses for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or liability was $108,639 and $61,671 for the three months ended March 31, 2022 and 2021, respectively.

Lease costs included in depreciation and amortization related to our finance leases were $6,471 and $6,319 for the three months ended March 31, 2022 and March 31, 2021, respectively. Interest expense related to our finance leases was immaterial.

The following table shows the classification of the right of use assets on our consolidated balance sheets:

		March 31,	December 31,
	Balance Sheet Location	2022	2021
Assets
Finance	Land, buildings and equipment, net (1)	$39,394	$46,035
Operating	Operating lease right-of-use assets	22,786	22,786
Total Leased Assets		$62,180	$68,821

1 – Finance lease assets are net of accumulated amortization of $85,995 and $79,524 as of March 31, 2022 and December 31, 2021, respectively.

The following table shows the lease terms and discount rates related to our leases:

	March 31,	December 31,
	2022	2021
Weighted average remaining lease term (in years):
Finance	1.4	1.7
Operating	0.4	0.4
Weighted average discount rate (%):
Finance	5.0%	5.0%
Operating	5.5%	5.5%

The maturity of operating leases and finance leases as of March 31, 2022 are as follows:

Three Months Ended March 31, 2022	Operating leases	Finance leases
2022 remaining	$23,100	$21,557
2023	—	19,332
Total minimum lease obligations	23,100	40,889
Less: amounts representing interest	(314)	(1,495)
Present value of minimum lease payments	22,786	39,394
Less: current portion	(22,786)	(27,400)
Lease obligations, net of current portion	$—	$11,994

10. RELATED PARTY RECEIVABLES

In 2019, 2020, 2021, and through the first three month of 2022, the Company loaned money to the Doran Canterbury I and II joint ventures in member loans totaling approximately $2,027,000. These member loans bear interest at the rate equal to the Prime Rate plus two percent per annum and accrued interest totaled $157,000 as of March 31, 2022. The Company expects to be fully reimbursed for these member loans as and when the joint ventures achieve positive cash flow.

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

As a result of the COVID-19 Pandemic, the Company temporary suspended all Card Casino, simulcast, food and beverage, and special events operations at Canterbury Park from March 16, 2020 through June 9, 2020 and from November 21, 2020 through January 10, 2021.

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

The disruptions arising from the COVID-19 Pandemic had a negative impact on the Company's financial condition and operations for the first half of 2021. However, the Company's revenues began to recover starting in the 2021 second quarter. The strong recovery we experienced in 2021 was a result of increased consumer confidence, reduction in capacity restrictions, and faster than anticipated vaccine roll-outs, as well as the success of initiatives begun during the COVID-19 Pandemic to increase attendance at live racing and other events, enhance the player experience, and recruit higher value players. Although the Company has currently appeared to recover from the effects of the COVID-19 Pandemic, the pandemic has caused other global issues that could have a future adverse effect on the Company. Specifically, these issues relate to supply chain issues and labor shortages, which have had some negative impact on our business and may continue to have an impact in the near future. Additionally, the spread of any new COVID-19 variants has had and may in the future have an adverse effect on the Company's financial condition and results. As the impact of the COVID-19 Pandemic on the economy and our operations evolves, we will continue to assess the impact on the Company and respond accordingly.

Operations Review for the Three Months Ended March 31, 2022:

Revenues:

Total net revenues for the three months ended March 31, 2022 were $13,638,000, an increase of $4,412,000, or 47.8%, compared to total net revenues of $9,226,000 for the three months ended March 31, 2021. The increase consists of increases in pari-mutuel, Card Casino, food and beverage, and other revenues as a result of increased visitation as COVID-19 Pandemic restrictions have been lifted, and social distancing measures and operating capacity limitations have ceased. See below for a further discussion of our sources of revenues.

Pari-Mutuel Revenue:

	Three Months Ended March 31,
	2022	2021
Simulcast	$915,000	$839,000
Other revenue	332,000	315,000
Total Pari-Mutuel Revenue	$1,247,000	$1,154,000

Total pari-mutuel revenue increased $93,000, or 8.0%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase is primarily due to increased business levels, including the fact that we have returned to normalized operations and full capacity as compared to the closure of our operations for 10 days in January 2021 and operating at a limited capacity upon reopening.

Card Casino Revenue:

	Three Months Ended March 31,
	2022	2021
Poker Games Collection	$1,909,000	$1,326,000
Other Poker Revenue	645,000	314,000
Total Poker Revenue	2,554,000	1,640,000

Table Games Collection	7,189,000	4,903,000
Other Table Games Revenue	617,000	321,000
Total Table Games Revenue	7,806,000	5,224,000

Total Card Casino Revenue	$10,360,000	$6,864,000

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

As indicated by the table above, total Card Casino revenue increased $3,496,000, or 50.9%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase is primarily due to increased visitation as our business recovers from the effects of the COVID-19 Pandemic described above, as well as increased table games drop from the successful marketing efforts to recruit higher value players. The increase is also due to an increase in revenue generated from poker tournaments in the 2022 first quarter.

Food and Beverage Revenue:

Food and beverage revenue increased $714,000, or 190.7%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase is primarily due to increased visitation as our business recovers from the effects of the COVID-19 Pandemic described above. Furthermore, the increase is also attributable to hosting larger scale events in the 2022 first quarter, which is more consistent with our pre-COVID food and beverage operations.

Other Revenue:

Other revenue increased $109,000, or 13.1%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase is primarily due to the reversal of the effects of the COVID-19 Pandemic described above, as well as hosting larger scale events in the 2022 first quarter. The increase is partially offset by the Company receiving $515,000 of COVID-19 relief grants in the 2021 first quarter.

Operating Expenses:

Total operating expenses increased $3,258,000, or 41.0%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase reflects an increase in all of the Company's operating expenses, primarily as a result of the return to normalized operations in the three months ending March 31, 2022 as compared to the prior year which included a temporary suspension of operations through January 10, 2021 and the limitations placed on operations upon reopening. The following paragraphs provide further detail regarding certain operating expenses.

Purse expense increased $461,000, or 47.2%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase is primarily due to increases in pari-mutuel and Card Casino revenues.

Salaries and benefits increased $1,541,000, or 38.8%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase is primarily due to an increase in the number of personnel to support our resumption of normalized operations in the three months ended March 31, 2022 as well as the fact that the majority of employees were placed on an unpaid furlough during the first week of 2021.

Cost of food and beverage sales increased $291,000, or 141.7%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase is primarily due to the increased food and beverage operations as described above.

Advertising and marketing increased $245,000, or 434.0%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase is primarily due to an increase in advertising spend to support our resumption of normalized operations in the 2022 first quarter.

Other operating expenses increased $303,000, or 44.2%, for the three months ended March 31, 2022 compared to the same period in 2021. The increase is primarily due to our resumption of normalized operations including hosting special events and poker tournaments in the 2022 first quarter, as well as the fact the Company focused on minimizing discretionary spend in the 2021 first quarter to preserve cash.

The Company recorded a provision for income taxes of $606,000 and $252,000 for the three months ended March 31, 2022 and 2021, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The increase in our tax expense for the three months ended March 31, 2022 is primarily due to an increase in income before taxes from operations. Our effective tax rate was 25.5% and 31.4% for the three months ended March 31, 2022 and 2021, respectively. The decrease in the effective tax rate is primarily the result of favorable discrete items that occurred during the three months ended March 31, 2022.

The Company recorded net income of $1,774,000 and $551,000 for the three months ended March 31, 2022 and 2021, respectively.

EBITDA

To supplement our financial statements, we also provide investors with information about our EBITDA and Adjusted EBITDA, each of which is a non-GAAP measure, which excludes certain items from net income, a GAAP measure. We define EBITDA as earnings before interest, income tax expense, and depreciation and amortization. We also compute Adjusted EBITDA, which reflects additional adjustments to Net Income to eliminate unusual or non-recurring items, as well as items relating to our real estate development operations and we believe the exclusion of these items allows for better comparability of our performance between periods. For the three months ended March 31, 2022 Adjusted EBITDA excluded depreciation, amortization, and interest expense related to equity investments. Neither EBITDA nor adjusted EBITDA is a measure of performance calculated in accordance with GAAP and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance. EBITDA is presented as a supplemental disclosure because it is a widely used measure of performance and a basis for valuation of companies in our industry. Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and to adjusted EBITDA (defined above) which are non-GAAP financial measures, for the three months ended March 31, 2022 and 2021:

Summary of EBITDA Data

	Three Months Ended March 31,
	2022	2021
NET INCOME	$1,773,913	$551,493
Interest income, net	(192,840)	(169,310)
Income tax expense	605,641	252,224
Depreciation	745,949	689,585
EBITDA	2,932,663	1,323,992
Depreciation and amortization related to equity investments	421,323	393,673
Interest expense related to equity investments	192,813	219,195
Other revenue, COVID-19 relief grants	—	(515,000)
ADJUSTED EBITDA	$3,546,799	$1,421,860

Adjusted EBITDA increased $2,125,000 for the three months ended March 31, 2022 as compared to the same period in 2021. The increase is due to increased visitation as COVID-19 Pandemic restrictions have been lifted and social distancing measures and operating capacity limitations have ceased. The increase is also due to increased operational efficiencies that have been implemented since the COVID-19 Pandemic. For the three months ended March 31, 2022, Adjusted EBITDA as a percentage of net revenue was 26.0%. For the three months ended March 31, 2021, Adjusted EBITDA as a percentage of net revenue, excluding $515,000 other revenue from COVID-19 relief grants, was 16.3%.

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

Liquidity and Capital Resources:

The Company has a general credit and security agreement with a financial institution, which provides a revolving credit line up to $10,000,000 and allows for letters of credit in the aggregate amount of up to $2,000,000 to be issued under the credit agreement which matures January 31, 2024. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The line of credit also includes collateral in the form of a Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents. As of March 31, 2022, the outstanding balance on the line of credit was $0. As of March 31, 2022, the Company was in compliance with the financial covenants of the general credit and security agreement.

The Company’s cash, cash equivalents, and restricted cash balance at March 31, 2022 was $16,857,000 compared to $15,599,000 as of December 31, 2021. The Company believes that unrestricted funds available in its cash accounts, amounts available under its revolving line of credit, along with funds generated from operations and future land sales, will be sufficient to satisfy its liquidity and capital resource requirements for regular operations, as well as its planned development expenses for the next twelve months. However, if the Company engages in any additional significant real estate development, significant improvements to its facilities, the Racetrack or surrounding grounds, or strategic growth or diversification transactions, additional financing would more than likely be required and the Company may seek this additional financing through joint venture arrangements, through incurring debt, or through an equity financing, or a combination of any of these.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2022 was $2,937,000, primarily as a result of the following: the Company reported net income of $1,774,000, depreciation of $746,000, a loss from equity investment of $240,000, and stock-based compensation and 401(k) match totaling $262,000. Primarily due to timing, the Company also experienced an increase in accounts payable of $239,000 for the three months ended March 31, 2022, offset by a decrease in accounts receivable of $237,000 for the three months ended March 31, 2022.

Net cash provided by operating activities for the three months ended March 31, 2021 was $1,693,000 primarily as a result of the following: The Company reported net income of $551,000, depreciation of $690,000, loss from equity investment of $638,000, and stock-based compensation and 401(k) match totaling $194,000. the Company also experienced an increase in accrued wages and payroll taxes of $996,000 for the three months ended March 31, 2021 due to the timing of our payroll dates as well as the fact the Company's operations were temporarily suspended as of December 31, 2020 resulting in a reduction in payroll costs. This increase was partially offset by a decrease in payables to horsemen of $1,035,000 for the three months ended March 31, 2021.

Investing Activities

Net cash used in investing activities for the first three months of 2022 was $1,124,000, primarily due to additions to land, buildings, and equipment and an equity investment contribution. Net cash used in investing activities for the first three months of 2021 was $54,000, primarily for additions to land, buildings, and equipment. This was partially offset by a decrease in related party receivables for the three months ended March 31, 2021.

Financing Activities

Net cash used in financing activities during the first three months of 2022 was $555,000, primarily due to cash dividends paid to shareholders and payments for taxes of equity awards. Net cash provided by financing activities during the first three months of 2021 was $16,000 due to proceeds from the issuance of common stock upon exercise of stock option awards, partially offset by payments for taxes of equity awards.

Critical Accounting Policies Estimates:

The preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires us to make estimates and judgments that are subject to an inherent degree of uncertainty. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. The development and selection of critical accounting estimates, and the related disclosures, have been reviewed with the Audit Committee of our Board of Directors. We believe the current assumptions and other considerations used to estimate amounts reflected in our Condensed Consolidated Financial Statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our Condensed Consolidated Financial Statements, the resulting changes could have a material adverse effect on our financial condition, results of operations and cash flows.

Estimate of the allowance for doubtful accounts - Property Tax Increment Financing "TIF" Receivable

As of March 31, 2022, the Company recorded a TIF receivable on its Consolidated Balance Sheet of approximately $12,668,000, which represents $11,180,000 of principal and $1,488,000 of interest. The TIF receivable requires significant management estimates and judgement pertaining to whether an allowance for doubtful accounts is necessary. The TIF receivable was generated in connection with the Contract for Private Redevelopment, in which the City of Shakopee has agreed that a portion of the future tax increment revenue generated from the developed property around the Racetrack will be paid to the Company to reimburse it for expenses in constructing public infrastructure improvements.

The Company typically performs an annual collectability analysis of the TIF receivable in the fourth quarter of each year, or more frequently if indicators of potential uncollectability exist. The Company utilizes the assistance of a third party to assist with the projected tax increments. The quantitative analysis includes assumptions based on the market values of the completed development projects within Canterbury Commons, which derives the future projected tax increment revenue. The Company uses the analysis to determine if the future tax increment revenue will exceed the Company's development costs on infrastructure improvements. As a result of our analysis for the year ended December 31, 2021, management believes the TIF receivable will be fully collectible and no allowance related to this receivable is necessary. There were no indicators of potential uncollectability in the quarter ended March 31, 2022.

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

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s condensed consolidated statements of operations. For the three months ended March 31, 2022, the Company recorded $112,000 in other revenue, incurred $65,000 in advertising and marketing expense, and incurred $47,000 in depreciation related to the SMSC marketing funds. For the three months ended March 31, 2021, the Company recorded $47,000 in other revenue, incurred $23,000 in advertising and marketing expense, and incurred $24,000 in depreciation related to the SMSC marketing funds.

Under the CMA, the Company has agreed for the term of the CMA, which has a stated term ending December 31, 2022 that it will not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

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

On January 25, 2022, the Company received the fully executed First Amendment to the Contract for Private Redevelopment among the Company, the City of Shakopee, and the Shakopee EDA, which is effective as of September 7, 2021. Under the First Amendment and as part of the authorized changes regarding the responsibilities of the Company and the City, improvements on Unbridled Avenue will be primarily constructed by the City of Shakopee. As a result, the total estimated cost of TIF eligible improvements to be borne by the Company will be reduced by $5,744,000 to an amount not to exceed $17,592,881.

Forward-Looking Statements:

From time-to-time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, we may make forward-looking statements concerning possible or anticipated future financial performance, prospective business activities or plans that are typically preceded by words such as “believes,” “expects,” “anticipates,” “intends” or similar expressions. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that these forward-looking statements are subject to risks and uncertainties that could affect our actual results and cause actual results to differ materially from those indicated in the forward-looking statements. These risks and uncertainties include, but are not limited to:

●	Pure Enhancement Payments and Marketing Payments under our CMA with SMSC may not continue after 2022.

●	Our CMA with SMSC contains both affirmative and negative covenants that restrict our business and limit our ability to pursue certain changes to gaming laws, even if such activities or changes would be in the best interests of our company.

●	The COVID-19 Pandemic has materially adversely affected the number of visitors at our facility and disrupted our operations, and we expect this adverse impact to continue until the COVID-19 Pandemic is contained.

●	We face significant competition, both directly from other racing and gaming operations and indirectly from other forms of entertainment and leisure time activities, which could have a material adverse effect on our operations.

●	We may not be able to attract a sufficient number of horses and trainers to achieve above average field sizes.

●	Nationally, the popularity of horse racing has declined.

●	Our horse racing and gaming businesses are sensitive to economic conditions that may affect consumer confidence, consumer discretionary spending, or our access to credit in a manner that adversely affects our operations.

●	A lack of confidence in the integrity of our core businesses could affect our ability to retain our customers and engage with new customers.

●	Horse racing is an inherently dangerous sport and our racetrack is subject to personal injury litigation.

●	Our business depends on using totalizator services.

●	Inclement weather and other conditions may affect our ability to conduct live racing.

●	We are subject to changes in the laws that govern our business, including the possibility of an increase in gaming taxes, which would increase our costs, and changes in other laws may adversely affect our ability to compete.

●	We are subject to extensive regulation from gaming authorities that could adversely affect us.

●	We rely on the efforts of our partner Doran for the development and profitable operation of our Triple Crown Residences at Canterbury Park joint venture.

●	We rely on the efforts of our partner Greystone Construction for a new development project.

●	We may not be successful in executing our real estate development strategy.

●	We are obligated to make improvements in the TIF district and will be reimbursed only to the extent of future tax revenue.

●	An increase in the minimum wage mandated under Federal or Minnesota law could have a material adverse effect on our operations and financial results.

●	We depend on key personnel.

●	The payment and amount of future dividends is subject to Board of Director discretion and to various risks and uncertainties.

●	Our information technology and other systems are subject to cyber security risk including misappropriation of customer information or other breaches of information security.

●	We process, store, and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business.

●	Energy and fuel price increases may adversely affect our costs of operations and our revenues.

●	Other factors that are beyond our ability to control or predict.

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4:    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures:

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

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.       Legal Proceedings

Not Applicable.

Item 1A.    Risk Factors

There have been no changes to the Risk Factors listed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ending March 31, 2022, the Company repurchased shares of stock in connection with payment of taxes upon issuance of deferred stock awards issued to employees as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1-31, 2022	-	$-
February 1-28, 2022	4,443	$21.80
March 1-31, 2022	5,671	$20.28
Total	10,114	$20.95

In 2007, the Company’s Board of Directors adopted a stock repurchase plan that was expanded in 2012. No shares were repurchased in 2022 or 2021, and the Company was authorized to repurchase up to 128,781 shares under the Stock Repurchase Plan as of December 31, 2021. In March 2022, the Board of Directors determined to terminate the Stock Repurchase Plan.

Item 3.      Defaults upon Senior Securities

Not Applicable.

Item 4.       Mine Safety Disclosures

Not Applicable.

Item 5.       Other Information

Not Applicable.

Item 6.      Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1	Press Release dated May 12, 2022 announcing 2022 First Quarter Results.

101

The following financial information from Canterbury Park Holding Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, formatted in Inline eXtensible Business Reporting Language XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2022 and March 31, 2021, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2022 and March 31, 2021, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and March 31, 2021, and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: May 13, 2022	/s/ Randall D. Sampson
Randall D. Sampson
President and Chief Executive Officer (principal executive officer)

Dated: May 13, 2022	/s/ Randy J. Dehmer
Randy J. Dehmer
Chief Financial Officer (principal financial officer, principal accounting officer)