Form 10-Q
period 2022-09-30
Canterbury Park Holding Corp
filed 2022-11-14
CIK 1672909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2022.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission File Number: 001-37858

CANTERBURY PARK HOLDING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	47-5349765
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer
Organization)	Identification No.)

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

The Company had 4,880,031 shares of common stock, $.01 par value, outstanding as of November 14, 2022.

Canterbury Park Holding Corporation

PART 1 – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2022	2021
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$18,654,496	$11,869,866
Restricted cash	3,555,359	3,728,887
Accounts receivable, net of allowance of $19,250 for both periods	1,887,657	388,304
Employee retention credit receivable	6,103,236	6,314,468
Inventory	291,771	248,389
Prepaid expenses	486,554	580,799
Income taxes receivable and prepaid income taxes	2,550,987	1,264,056
Total current assets	33,530,060	24,394,769

LONG-TERM ASSETS
Deposits	27,000	29,500
Other prepaid expenses	41,774	66,632
TIF receivable	13,035,746	12,502,743
Related party receivable	2,323,840	2,178,799
Operating lease right-of-use assets	—	22,786
Equity investment	6,980,111	6,389,869
Land held for development	2,303,010	3,116,771
Property, plant, and equipment, net	34,508,390	34,360,586
Total long-term assets	59,219,871	58,667,686
TOTAL ASSETS	$92,749,931	$83,062,455

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,954,580	$2,306,431
Card Casino accruals	2,696,641	3,257,277
Accrued wages and payroll taxes	2,252,008	1,769,578
Cash dividend payable	341,082	—
Accrued property taxes	971,499	774,324
Deferred revenue	572,420	733,292
Payable to horsepersons	1,480,991	923,423
Current portion of finance lease obligations	25,865	27,062
Current portion of operating lease obligations	—	22,786
Total current liabilities	12,295,086	9,814,173

LONG-TERM LIABILITIES
Deferred income taxes	7,684,915	7,671,015
Investee losses in excess of equity investment	2,671,561	1,205,068
Finance lease obligations, net of current portion	—	18,973
Total long-term liabilities	10,356,476	8,895,056
TOTAL LIABILITIES	22,651,562	18,709,229

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,880,031 and 4,812,085 respectively, shares issued and outstanding	48,800	48,121
Additional paid-in capital	25,549,302	24,894,571
Retained earnings	44,500,267	39,410,534
Total stockholders’ equity	70,098,369	64,353,226
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$92,749,931	$83,062,455

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
OPERATING REVENUES:
Card Casino	$10,039,527	$10,452,206	$30,394,387	$27,207,088
Pari-mutuel	4,730,827	4,300,570	9,599,070	8,999,154
Food and beverage	3,913,320	3,475,027	7,150,715	5,119,588
Other	3,608,729	3,119,531	6,560,477	5,118,864
Total Net Revenues	22,292,403	21,347,334	53,704,649	46,444,694

OPERATING EXPENSES:
Purse expense	2,979,947	2,906,225	6,931,243	6,346,172
Minnesota Breeders’ Fund	323,156	318,938	874,464	808,096
Other pari-mutuel expenses	212,102	231,358	740,282	755,120
Salaries and benefits	6,860,590	6,399,950	18,881,258	16,054,814
Cost of food and beverage and other sales	1,365,748	1,178,346	2,771,338	1,938,677
Depreciation and amortization	747,267	730,164	2,234,790	2,113,917
Utilities	654,000	633,009	1,425,074	1,299,688
Advertising and marketing	1,567,163	1,095,788	2,739,638	1,525,844
Professional and contracted services	1,571,128	1,533,804	3,781,005	3,372,138
Other operating expenses	1,602,933	1,933,761	3,800,281	3,743,240
Total Operating Expenses	17,884,034	16,961,343	44,179,373	37,957,706
Gain on sale/transfer of land	-	-	12,151	263,581
INCOME FROM OPERATIONS	4,408,369	4,385,991	9,537,427	8,750,569
OTHER (LOSS) INCOME
Loss from equity investment	(500,143)	(685,741)	(1,274,058)	(1,964,321)
Interest income, net	222,671	180,357	620,811	524,757
Net Other Loss	(277,472)	(505,384)	(653,247)	(1,439,564)
INCOME BEFORE INCOME TAXES	4,130,897	3,880,607	8,884,180	7,311,005
INCOME TAX EXPENSE	(1,209,777)	(1,123,209)	(2,434,078)	(2,133,030)
NET INCOME	$2,921,120	$2,757,398	$6,450,102	$5,177,975

Basic earnings per share	$0.60	$0.58	$1.33	$1.09
Diluted earnings per share	$0.60	$0.58	$1.32	$1.09
Weighted average basic shares outstanding	4,872,674	4,786,283	4,845,743	4,769,201
Weighted average diluted shares	4,901,189	4,786,283	4,879,803	4,769,203
Cash dividends declared per share	$0.07	$0.00	$0.28	$0.00

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended September 30, 2022

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at June 30, 2022	4,872,593	$48,726	$25,273,814	$41,920,229	$67,242,769

Stock-based compensation	—	—	110,290	—	110,290
Dividend declared	—	—	—	(341,082)	(341,082)
401(k) stock match	7,438	74	165,198	—	165,272
Issuance of deferred stock awards	—	—	—	—	—
Shares issued under Employee Stock Purchase Plan	—	—	—	—	—
Net income	—	—	—	2,921,120	2,921,120

Balance at September 30, 2022	4,880,031	$48,800	$25,549,302	$44,500,267	$70,098,369

For the nine months ended September 30, 2022

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2021	4,812,085	$48,121	$24,894,571	$39,410,534	$64,353,226

Stock-based compensation	—	—	325,152	—	325,152
Dividend declared	—	—	—	(1,360,369)	(1,360,369)
401(k) stock match	21,191	212	470,100	—	470,312
Issuance of deferred stock awards	41,816	418	(213,026)	—	(212,608)
Shares issued under Employee Stock Purchase Plan	4,939	49	72,505	—	72,554
Net income	—	—	—	6,450,102	6,450,102

Balance at September 30, 2022	4,880,031	$48,800	$25,549,302	$44,500,267	$70,098,369

For the three months ended September 30, 2021

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at June 30, 2021	4,786,173	$47,861	$24,200,481	$30,032,958	$54,281,300

Exercise of stock options	—	—	—	—	—
Stock-based compensation	—	—	130,623	—	130,623
Dividend distribution	—	—	—	—	—
401(k) stock match	10,080	101	173,476	—	173,577
Issuance of deferred stock awards	—	—	—	—	—
Shares issued under Employee Stock Purchase Plan	—	—	—	—	—
Net income	—	—	—	2,757,398	2,757,398

Balance at September 30, 2021	4,796,253	$47,962	$24,504,580	$32,790,356	$57,342,898

For the nine months ended September 30, 2021

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2020	4,748,012	$47,480	$23,631,618	$27,614,087	$51,293,185

Exercise of stock options	3,654	36	48,562	—	48,598
Stock-based compensation	—	—	400,215	—	400,215
Dividend distribution	—	—	—	(1,706)	(1,706)
401(k) stock match	24,700	247	396,480	—	396,727
Issuance of deferred stock awards	14,597	146	(26,094)	—	(25,948)
Shares issued under Employee Stock Purchase Plan	5,290	53	53,799	—	53,852
Net Income	—	—	—	5,177,975	5,177,975

Balance at September 30, 2021	4,796,253	$47,962	$24,504,580	$32,790,356	$57,342,898

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating Activities:
Net income	$6,450,102	$5,177,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,234,790	2,113,917
Stock-based compensation expense	325,152	400,215
Stock-based employee match contribution	470,312	396,727
Deferred income taxes	13,900	—
Gain on sale of land	(12,151)	(263,581)
Loss from equity investment	1,274,058	1,964,321
Changes in operating assets and liabilities:
Accounts receivable	(1,499,353)	(1,755,688)
Employee retention credit	211,232	—
TIF receivable	(501,306)	(461,844)
Inventory and prepaid expenses	78,221	(80,753)
Income taxes receivable/payable and prepaid income taxes	(1,286,931)	1,235,511
Operating lease right-of-use assets	22,786	22,272
Operating lease liabilities	(22,786)	(22,272)
Accounts payable	1,595,149	580,871
Deferred revenue	(160,872)	408,358
Card Casino accruals	(560,636)	542,250
Accrued wages and payroll taxes	482,430	902,895
Accrued property taxes	197,175	167,042
Payable to horsepersons	557,568	(1,336,933)
Net cash provided by operating activities	9,868,841	9,991,283

Investing Activities:
Additions to land, buildings, and equipment	(2,663,322)	(2,582,770)
Proceeds from sale of land	1,159,640	2,288,952
Additions for TIF eligible improvements	(31,697)	(8,907)
Equity investment contributions	(397,807)	—
Increase in related party receivable	(145,041)	(489,859)
Net cash used in investing activities	(2,078,227)	(792,584)

Financing Activities:
Proceeds from issuance of common stock	72,554	102,450
Cash dividend paid to shareholders	(1,019,288)	(1,706)
Payments for taxes related to net share settlement of equity awards	(212,608)	(25,948)
Principal payments on finance lease	(20,170)	(19,193)
Net cash (used in) provided by financing activities	(1,179,512)	55,603

Net increase in cash, cash equivalents, and restricted cash	6,611,102	9,254,302

Cash, cash equivalents, and restricted cash at beginning of period	15,598,753	4,471,712

Cash, cash equivalents, and restricted cash at end of period	$22,209,855	$13,726,014

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

Schedule of non-cash investing and financing activities
Additions to land, buildings, and equipment funded through accounts payable	$53,000	$198,000
Dividend declared but not yet paid	341,000	—
Transfer of future TIF reimbursed costs from land, buildings, and equipment	—	471,000
Change in investee losses in excess of equity investments	1,466,000	1,286,000

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$3,707,000	$1,220,000
Interest paid	1,000	2,000

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

The condensed consolidated balance sheets and the related condensed consolidated statements of operations, stockholders’ equity, and the cash flows for the periods ended September 30, 2022 and 2021 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, statement of stockholders’ equity, and cash flows at September 30, 2022 and 2021 and for the periods then ended have been made.

Summary of Significant Accounting Policies – A detailed description of our significant accounting policies can be found in our most recent Annual Report on the 2021 Form 10-K. There were no material changes in significant accounting policies during the three and nine months ended September 30, 2022.

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

Employee Retention Credit ("ERC") – The Company qualified for federal government assistance through ERC provisions of the CARES Act passed in 2020, for the 2020 second, third, and fourth quarters, as well as the 2021 first and second quarters. The purpose of the ERC is to encourage employers to keep employees on the payroll, even if they are not working during the covered period because of the coronavirus outbreak. We recognize amounts to be refundable as tax credits if there is a reasonable assurance of compliance with grant conditions and receipt of credits. As of September 30, 2022, the Company's expected one-time refunds totaling $6,103,236, are included on the Condensed Consolidated Balance Sheets as an employee retention credit receivable. The Company recorded this amount on the Consolidated Statements of Operations as a credit to salaries and benefits expense in the 2021 fourth quarter.

Deferred Revenue – Deferred revenue includes advance sales related to racing, events and corporate partnerships. Revenue from these advance billings is recognized when the related event occurs or services have been performed. Deferred revenue also includes advanced Cooperative Marketing Agreement (“CMA”) promotional funds, for which revenue is recognized when expenses are incurred.

Payable to Horsepersons - The Minnesota Pari-mutuel Horse Racing Act requires the Company to segregate a portion of funds (recorded as purse expense in the statements of operations) received from Card Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ association. Pursuant to an agreement with the Minnesota Horsemen’s Benevolent and Protective Association (“MHBPA”), the Company transferred into a trust account or paid directly to the MHBPA, $5,877,000 and $6,566,000 for the nine months ended September 30, 2022 and 2021, respectively, related to thoroughbred races. Minnesota Statutes provide that amounts transferred into the trust account are the property of the trust and not of the Company, and therefore these amounts are not recorded on the Company’s Condensed Consolidated Balance Sheet.

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

For the nine months ended September 30, 2021, the Company recorded as other revenue $515,000 of COVID-19 relief grants, including a lump sum grant of $500,000 from the Convention Center Relief Grant Program, which is overseen by the Minnesota Department of Employment and Economic Development. There were no grants received in the nine months ended September 30, 2022.

2.    STOCK-BASED COMPENSATION

Long Term Incentive Plan and Award of Deferred Stock

The Long Term Incentive Plan (the “LTI Plan”) authorizes the grant of Long Term Incentive Awards that provide an opportunity to Named Executive Officers (“NEOs”) and other Senior Executives to receive a payment in cash or shares of the Company’s common stock to the extent of achievement at the end of a period greater than one year (the “Performance Period”) as compared to Performance Goals established at the beginning of the Performance Period. Currently, there are no awards outstanding as of September 30, 2022. Beginning in 2020, and as a result of the COVID-19 Pandemic, the Company temporarily suspended the granting of performance awards under its LTI Plan, and instead granted deferred stock awards designed to retain NEOs and other Senior Executives in lieu of LTI Plan awards for 2020, 2021 and 2022.

Board of Directors Stock Option, Deferred Stock Awards, and Restricted Stock Grants

The Company’s Stock Plan currently authorizes annual grants of restricted stock, deferred stock, stock options, or any combination of the three, to non-employee members of the Board of Directors at the time of the Company’s annual shareholders’ meeting as determined by the Board prior to each such meeting. Deferred stock awards represent the right to receive shares of the Company's common stock upon vesting. Options granted under the Plan generally expire 10 years after the grant date. Restricted stock and deferred stock grants to non-employee directors generally vest 100% one year after the date of the annual meeting at which they were granted, are subject to restrictions on resale for an additional year, and are subject to forfeiture if a board member terminates his or her board service prior to the shares vesting. The unvested deferred stock awards outstanding as of September 30, 2022 to our non-employee directors consisted of 5,512 shares with a weighted average fair value per share of $21.76. There were no unvested restricted stock or stock options outstanding at September 30, 2022.

Employee Deferred Stock Awards

The Company's Stock Plan permits its Compensation Committee to grant stock-based awards, including deferred stock awards, to key employees and non-employee directors. The Company has made deferred stock grants that vest over one to four years.

During the nine months ended September 30, 2022, the Company granted employees deferred stock awards totaling 18,600 shares of common stock, with a vesting term of approximately four years and a fair value of $21.62 per share. During the nine months ended September 30, 2021, the Company granted employees deferred stock awards totaling 27,900 shares of common stock, with a vesting term of approximately three years and a fair value of $13.33 per share.

Employee deferred stock transactions during the nine months ended September 30, 2022 are summarized as follows:

		Weighted
		Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2021	43,400	$12.48
Granted	18,600	21.62
Vested	(20,800)	21.32
Forfeited	—	—
Non-Vested Balance, September 30, 2022	41,200	$16.62

Stock-based compensation expense related to the LTI Plan, deferred stock awards, and restricted stock awards is included on the Condensed Consolidated Statements of Operations and totaled approximately $325,000 and $400,000 for the nine months ended September 30, 2022 and 2021. At September 30, 2022, there was approximately $555,000 of total unrecognized stock-based compensation expense related to unvested employee and board of director deferred stock awards that is expected to be recognized over a period of approximately 3.5 years.

3.    NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (numerator) amounts used for basic and diluted per share computations:	$2,921,120	$2,757,398	$6,450,102	$5,177,975

Weighted average shares (denominator) of common stock outstanding:
Basic	4,872,674	4,786,283	4,845,743	4,769,201
Plus dilutive effect of stock options	28,515	—	34,060	2
Diluted	4,901,189	4,786,283	4,879,803	4,769,203

Net income per common share:
Basic	$0.60	$0.58	$1.33	$1.09
Diluted	0.60	0.58	1.32	1.09

4.    GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with a financial institution, which provides a revolving credit line up to $10,000,000 and allows for letters of credit in the aggregate amount of up to $2,000,000 to be issued under the credit agreement. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The line of credit also includes collateral in the form of a Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents. The maturity date of the revolving line of credit is January 31, 2024. As of September 30, 2022, the outstanding balance on the line of credit was $0.

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

The following tables represent a disaggregation of revenues from contracts with customers along with the Company’s operating segments (in 000’s):

	Nine Months Ended September 30, 2022
	Horse Racing	Card Casino	Food and Beverage	Development	Total
Net revenues from external customers	$15,406	$30,395	$7,904	$—	$53,705
Intersegment revenues	150	—	785	—	935
Net interest income	24	—	—	597	621
Depreciation	1,860	226	149	—	2,235
Segment income (loss) before income taxes	1,241	8,474	2,383	(846)	11,252
Segment tax expense (benefit)	(309)	2,322	653	(232)	2,434

September 30, 2022
Segment Assets	$70,382	$2,500	$30,391	$26,012	$129,285

	Nine Months Ended September 30, 2021
	Horse Racing	Card Casino	Food and Beverage	Development	Total
Net revenues from external customers	$13,815	$27,207	$5,423	$—	$46,445
Intersegment revenues	25	—	553	—	578
Net interest income	1	—	—	524	525
Depreciation	1,887	75	152	—	2,114
Segment income (loss) before income taxes	94	7,193	1,417	(1,400)	7,304
Segment tax expense (benefit)	30	2,099	413	(409)	2,133

December 31, 2021
Segment Assets	$44,509	$2,801	$26,888	$26,773	$100,971

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Nine Months Ended September 30,
	2022	2021
Revenues
Total net revenue for reportable segments	$54,640	$47,023
Elimination of intersegment revenues	(935)	(578)
Total consolidated net revenues	$53,705	$46,445

Income before income taxes
Total segment income (loss) before income taxes	$11,252	$7,304
Elimination of intersegment (income) loss before income taxes	(2,368)	7
Total consolidated income before income taxes	$8,884	$7,311

	September 30,	December 31,
	2022	2021
Assets
Total assets for reportable segments	$129,285	$106,647
Elimination of intercompany balances	(36,535)	(23,585)
Total consolidated assets	$92,750	$83,062

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

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at September 30, 2022 and as of the date of this report, will not have a material impact on the Company’s consolidated financial positions or results of operations.

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

As noted above and affirmed in the Fifth Amendment, SMSC was obligated to make an annual purse enhancement of $7,380,000 and an annual marketing payment of $1,620,000 for 2022.

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s condensed consolidated statements of operations. For the three and nine months ended September 30, 2022, the Company recorded $977,000 and $1,764,000 in other revenue, incurred $916,000, and $1,603,000 in advertising and marketing expense, and incurred $61,000 and $161,000 in depreciation related to the SMSC marketing funds. For the three and nine months ended September 30, 2021, the Company recorded $1,003,000 and $1,415,000 in other revenue, incurred $962,000, and $1,326,000 in advertising and marketing expense, and incurred $41,000 and $117,000 in depreciation related to the SMSC marketing funds.

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

On September 27, 2018, Canterbury Development LLC contributed approximately 13 acres of land as its equity contribution in the Doran Canterbury I joint venture and became a 27.4% equity member. On December 20, 2018, financing for Doran Canterbury I was secured. As the Company is able to assert significant influence, but not control, over Doran Canterbury I’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. For the three and nine months ended September 30, 2022, the Company recorded $455,000 and $1,466,000, respectively, in loss on equity method investments related to this joint venture. For the three and nine months ended September 30, 2021, the Company recorded $670,000 and $1,956,000, respectively, in loss on equity method investments related to this joint venture. In accordance with U.S. GAAP, since we are committed to provide future capital contributions to Doran Canterbury I, we also present as a liability in the accompanying Condensed Consolidated Balance Sheets the net balance recorded for our share of Doran Canterbury I's losses in excess of the amount funded into Doran Canterbury I, which was $2,672,000 and $1,205,000 at September 30, 2022 and December 31, 2021, respectively.

Doran Canterbury II, LLC

In connection with the execution of the Amended Doran Canterbury I Agreement, on August 18, 2018, Canterbury Development LLC entered into an Operating Agreement with Doran Shakopee, LLC as the two members of a Minnesota limited liability company entitled Doran Canterbury II, LLC (“Doran Canterbury II”). Under the Doran Canterbury II Operating Agreement, Doran Canterbury II will pursue development of Phase II of the Project. Phase II will include an additional 300 apartment units. Canterbury Development’s equity contribution to Doran Canterbury II for Phase II was approximately 10 acres of land, which were contributed to Doran Canterbury II on September 30, 2020. In connection with its contribution, Canterbury Development became a 27.4% equity member in Doran Canterbury II with Doran owning the remaining 72.6%. As the Company is able to assert significant influence, but not control, over Doran Canterbury II’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. As of September 30, 2022, the proportionate share of Doran Canterbury II's earnings was immaterial. During the three and nine months ended September 30, 2022, the Company contributed approximately $0 and $398,000 as an equity investment contribution in Doran Canterbury II.

Canterbury DBSV Development, LLC

On June 16, 2020, Canterbury Development LLC, entered into an Operating Agreement with an affiliate of Greystone Construction, as the two members of a Minnesota limited liability company named Canterbury DBSV Development, LLC ("Canterbury DBSV"). Canterbury DBSV was formed as part of a joint venture between Greystone and Canterbury Development LLC for a multi-use development on the 13-acre land parcel located on the southwest portion of the Company’s racetrack. Canterbury Development LLC's equity contribution to Canterbury DBSV was approximately 13 acres of land, which were contributed to Canterbury DBSV on July 1, 2020. In connection with its contribution, Canterbury Development became a 61.87% equity member in Canterbury DBSV. As the Company is able to assert significant influence, but not control, over Canterbury DBSV’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. For the three and nine months ended September 30, 2022, the Company recorded a loss of $45,000 and income of $194,000, respectively, on equity investment related to this joint venture.

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

As of September 30, 2022, the Company recorded a TIF receivable of approximately $13,036,000, which represents $11,211,000 of principal and $1,825,000 of interest. Management believes future tax revenues generated from current development activity will exceed the Company's development costs and thus, management believes no allowance related to this receivable is necessary. As of December 31, 2021, the Company recorded a TIF receivable of approximately $12,503,000, which represented $11,180,000 of principal and $1,323,000 of interest.

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

Lease costs related to operating leases were $22,855 and $22,339 for the nine months ended September 30, 2022 and 2021. The total lease expenses for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or liability was $411,354 and $350,960 for the nine months ended September 30, 2022 and 2021, respectively.

Lease costs included in depreciation and amortization related to our finance leases were $18,708 and $11,898 for the nine months ended September 30, 2022 and 2021, respectively. Interest expense related to our finance leases was immaterial.

The following table shows the classification of the right of use assets on our consolidated balance sheets:

		September 30,	December 31,
	Balance Sheet Location	2022	2021
Assets
Finance	Land, buildings and equipment, net (1)	$25,865	$46,035
Operating	Operating lease right-of-use assets	-	22,786
Total Leased Assets		$25,865	$68,821

1 – Finance lease assets are net of accumulated amortization of $99,694 and $79,524 as of September 30, 2022 and December 31, 2021, respectively.

The following table shows the lease terms and discount rates related to our leases:

	September 30,	December 31,
	2022	2021
Weighted average remaining lease term (in years):
Finance	0.9	1.7
Operating	0.3	0.4
Weighted average discount rate (%):
Finance	5.0%	5.0%
Operating	5.5%	5.5%

The maturity of operating leases and finance leases as of September 30, 2022 are as follows:

Nine Months Ended September 30, 2022	Operating leases	Finance leases
2022 remaining	$—	$7,186
2023	—	19,332
Total minimum lease obligations	—	26,518
Less: amounts representing interest	—	(653)
Present value of minimum lease payments	—	25,865
Less: current portion	—	(25,865)
Lease obligations, net of current portion	$—	$—

10.  RELATED PARTY RECEIVABLES

In 2019, 2020, 2021, and through the first nine months of 2022, the Company made member loans to the Doran Canterbury I and II joint ventures totaling approximately $2,096,000. These member loans bear interest at the rate equal to the Prime Rate plus two percent per annum and accrued interest totaled $226,000 as of September 30, 2022. The Company expects to be fully reimbursed for these member loans as and when the joint ventures achieve positive cash flow.

The Company has also recorded related party receivables of approximately $2,000 as of September 30, 2022, for various related costs incurred by the Company. The Company expects to be fully reimbursed for these costs by the related parties in 2022.

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

Operations Review for the Three and Nine Months Ended September 30, 2022:

Revenues:

Total net revenues for the three months ended September 30, 2022 were $22,292,000, an increase of $945,000, or 4.4%, compared to total net revenues of $21,347,000 for the three months ended September 30, 2021. Total net revenues for the nine months ended September 30, 2022 were $53,705,000, an increase of $7,260,000, or 15.6%, compared to total net revenues of $46,445,000 for the nine months ended September 30, 2021.  See below for a further discussion of our sources of revenues.

Pari-Mutuel Revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Simulcast	$901,000	$964,000	$2,997,000	$3,059,000
Live Racing	1,214,000	1,091,000	1,890,000	1,663,000
Guest Fees	2,133,000	1,897,000	3,449,000	3,222,000
Other revenue	483,000	349,000	1,263,000	1,055,000
Total Pari-Mutuel Revenue	$4,731,000	$4,301,000	$9,599,000	$8,999,000

Total pari-mutuel revenue increased $430,000, or 10.0%, and $600,000. or 6.7%, for the three and nine months ended September 30, 2022, respectively, compared to the same respective periods in 2021. The increase is primarily due to increased live and out-of-state handle on our live racing product along with an overall increase in business levels, including the fact that we have returned to normalized operations and full capacity as compared to the closure of our operations for 10 days in January 2021 and operating at a limited capacity upon reopening until May 2021.

Card Casino Revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Poker Games Collection	$1,925,000	$1,998,000	$5,705,000	$5,058,000
Other Poker Revenue	715,000	561,000	2,066,000	1,329,000
Total Poker Revenue	2,640,000	2,559,000	7,771,000	6,387,000

Table Games Collection	6,822,000	7,414,000	20,850,000	19,624,000
Other Table Games Revenue	578,000	479,000	1,773,000	1,196,000
Total Table Games Revenue	7,400,000	7,893,000	22,623,000	20,820,000

Total Card Casino Revenue	$10,040,000	$10,452,000	$30,394,000	$27,207,000

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

As indicated by the table above, total Card Casino revenue decreased $412,000, or 3.9%, and increased $3,187,000, or 11.7% for the three and nine months ended September 30, 2022, respectively, compared to the same respective periods in 2021. The decrease in Card Casino revenue for the three months ended September 30, 2022 is primarily due to a lower collection revenue rate in table games. The increase in Card Casino revenue for the first nine months ended September 30, 2022 is primarily due to increased visitation as our business recovers from the effects of the COVID-19 Pandemic described above, as well as increased table games drop from the successful marketing efforts to recruit higher value players. The increase is also due to an increase in revenue generated from poker tournaments in the 2022 first nine months.

Food and Beverage Revenue:

Food and beverage revenue increased $438,000, or 12.6%, and $2,031,000, or 39.7%, for the three and nine months ended September 30, 2022, respectively, compared to the same respective periods in 2021. The increases are primarily due to increased visitation and live racing attendance as our business recovers from the effects of the COVID-19 Pandemic described above. Furthermore, the increase is also attributable to hosting larger scale events in the 2022 first nine months, which is more consistent with our pre-COVID food and beverage operations.

Other Revenue:

Other revenue increased $489,000, or 15.7%, and $1,442,000, or 28.2% for the three and nine months ended September 30, 2022, respectively, compared to the same respective periods in 2021. The increases are primarily due to increased visitation and live racing attendance as our business recovers from the effects of the COVID-19 Pandemic described above as well as hosting larger scale events. Additionally, we recognized increased advertising revenue for marketing initiatives related to the Cooperative Marketing Agreement (the “CMA”) in the nine months ended September 30, 2022 compared to the same period in 2021, which saw capacity constraints and various restrictions continue through May 28, 2021. The increase is partially offset by the Company receiving $515,000 in COVID-19 relief grants in the 2021 first quarter.

Operating Expenses:

Total operating expenses increased $923,000, or 5.4%, and $6,222,000 or 16.4%, for the three and nine months ended September 30, 2022, respectively, compared to the same respective periods in 2021. The increases reflect increases in nearly all of the Company's operating expenses, primarily as a result of the return to normalized operations in the three and nine months ending September 30, 2022 as compared to the prior year which included a temporary suspension of operations through January 10, 2021 and the limitations placed on operations upon reopening until May 2021. The following paragraphs provide further detail regarding certain operating expenses.

Purse expense increased $74,000, or 2.5%, and $585,000, or 9.2% for the three and nine months ended September 30, 2022, respectively, compared to the same respective periods in 2021. The increases are primarily due to the overall increases in pari-mutuel and Card Casino revenues.

Salaries and benefits increased $461,000, or 7.2%, and $2,826,000, or 17.6%, for the three and nine months ended September 30, 2022, respectively, compared to the same respective periods in 2021. The increases are primarily due to an increase in the number of personnel to support our resumption of normalized operations in the three and nine months ended September 30, 2022 as well as the fact that the majority of employees were placed on an unpaid furlough during the first week of 2021. Additionally, to attract and retain front-line workers and get closer to full staffing levels, we have increased our wage-rate structure for seasonal as well as year-round employees.

Cost of food and beverage sales increased $187,000, or 15.9%, and $832,000, or 42.9%, for the three and nine months ended September 30, 2022, respectively, compared to the same respective periods in 2021. The increases are primarily due to the increased food and beverage revenue noted above as well as inflation related increases to our cost of goods.

Advertising and marketing increased $471,000, or 43.0%, and $1,214,000, or 79.5%, for the three and nine months ended September 30, 2022, respectively, compared to the same respective periods in 2021. The increases are primarily due to an increase in advertising spend for the first nine months of 2022 to be more consistent with historic levels and to target higher value players and higher visitation. Additionally, we incurred additional advertising expenses for marketing initiatives related to the CMA in the nine months ended September 30, 2022 compared to the same period in 2021, which saw capacity constraints and various restrictions continue through May 28, 2021.

Other operating expenses decreased $331,000, or 17.1%, and increased $57,000 or 1.5%, for the three and nine months ended September 30, 2022 compared to the same periods in 2021. The decrease for the three months ended September 30, 2022 is primarily due to the timing of events as more events occurred throughout the year to date rather than a more condensed schedule of special events in the same period 2021 due to the lifting of pandemic related restrictions in May 2021.

During the 2022 second quarter, the Company recorded a gain on sale of land of $12,000 as a result of the sale of approximately 4 acres of land for approximately $1,200,000 in gross proceeds.

The Company recorded a provision for income taxes of $1,210,000 and $1,123,000 for the three months ended September 30, 2022 and 2021, respectively. The Company recorded a provision for income taxes of $2,434,000 and $2,133,000 for the nine months ended September 30, 2022 and 2021, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The increase in our tax expense for the three months ended September 30, 2022 is primarily due to a increase in income before taxes from operations. Our effective tax rate was 29.3% and 27.4% for the three and nine months ended September 30, 2022. respectively. Our effective tax rate was 28.9% and 29.2% for the three and nine months ended September 30, 2021, respectively. The small fluctuations in the effective tax rates are primarily the result of discrete items that occurred during the three and nine months ended September 30, 2022.

The Company recorded net income of $2,921,000 and $6,450,000 for the three and nine months ended September 30, 2022, respectively. The Company recorded net income of $2,757,000 and $5,178,000 for the three and nine months ended September 30, 2021, respectively.

EBITDA

To supplement our financial statements, we also provide investors with information about our EBITDA and Adjusted EBITDA, each of which is a non-GAAP measure, which excludes certain items from net income, a GAAP measure. We define EBITDA as earnings before interest, income tax expense, and depreciation and amortization. We also compute Adjusted EBITDA, which reflects additional adjustments to Net Income to eliminate unusual or non-recurring items, as well as items relating to our real estate development operations and we believe the exclusion of these items allows for better comparability of our performance between periods. For the three and nine months ended September 30, 2022 Adjusted EBITDA excluded depreciation, amortization, and interest expense related to equity investments. Neither EBITDA nor adjusted EBITDA is a measure of performance calculated in accordance with GAAP and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance. EBITDA is presented as a supplemental disclosure because it is a widely used measure of performance and a basis for valuation of companies in our industry. Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and to adjusted EBITDA (defined above) which are non-GAAP financial measures, for the three and nine months ended September 30, 2022 and 2021:

Summary of EBITDA Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NET INCOME	$2,921,120	$2,757,398	$6,450,102	$5,177,975
Interest income, net	(222,671)	(180,357)	(620,811)	(524,757)
Income tax expense	1,209,777	1,123,209	2,434,078	2,133,030
Depreciation	747,267	730,164	2,234,790	2,113,917
EBITDA	4,655,493	4,430,414	10,498,159	8,900,165
Gain on sale of land	—	—	(12,151)	(263,581)
Depreciation and amortization related to equity investments	445,181	496,512	1,340,856	1,283,858
Interest expense related to equity investments	240,418	248,727	625,401	705,793
Other revenue, COVID-19 relief grants	—	—	—	(515,000)
ADJUSTED EBITDA	$5,341,092	$5,175,653	12,452,265	10,111,235

Adjusted EBITDA increased $165,000 and $2,341,000 for the three and nine months ended September 30, 2022, respectively, as compared to the same respective periods in 2021. The increase is due to increased visitation and live-racing attendance as COVID-19 Pandemic restrictions have been lifted and social distancing measures and operating capacity limitations have ceased. The increase is also due to increased operational efficiencies that have been implemented since the COVID-19 Pandemic. For the three and nine months ended September 30, 2022, Adjusted EBITDA as a percentage of net revenue was 24.0% and 23.2%, respectively. For the three and nine months ended September 30, 2021, Adjusted EBITDA as a percentage of net revenue was 24.2% and 21.8%, respectively.

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

Liquidity and Capital Resources:

The Company has a general credit and security agreement with a financial institution, which provides a revolving credit line up to $10,000,000 and allows for letters of credit in the aggregate amount of up to $2,000,000 to be issued under the credit agreement which matures January 31, 2024. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The line of credit also includes collateral in the form of a Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents. As of September 30, 2022, the outstanding balance on the line of credit was $0. As of September 30, 2022, the Company was in compliance with the financial covenants of the general credit and security agreement.

The Company’s cash, cash equivalents, and restricted cash balance at September 30, 2022 was $22,210,000 compared to $15,599,000 as of December 31, 2021. The Company believes that unrestricted funds available in its cash accounts, amounts available under its revolving line of credit, along with funds generated from operations and future land sales, will be sufficient to satisfy its liquidity and capital resource requirements for regular operations, as well as its planned development expenses for the next twelve months. However, if the Company engages in any additional significant real estate development, significant improvements to its facilities, the Racetrack or surrounding grounds, or strategic growth or diversification transactions, additional financing would more than likely be required and the Company may seek this additional financing through joint venture arrangements, through incurring debt, or through an equity financing, or a combination of any of these.

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2022 was $9,610,000, primarily as a result of the following: the Company reported net income of $6,450,000, depreciation of $2,235,000, a loss from equity investment of $1,274,000, and stock-based compensation and 401(k) match totaling $795,000. Primarily due to timing of our live racing season, the Company also experienced an increase in accounts payable of $1,336,000 and an increase to payable to horsepersons of $558,000, offset by a decrease in accounts receivable of $1,499,000 and income taxes receivable and prepaid income taxes of $1,287,000 for the nine months ended September 30, 2022.

Net cash provided by operating activities for the nine months ended September 30, 2021 was $9,991,000, primarily as a result of the following: The Company reported net income of $5,178,000, depreciation of $2,114,000, a loss from equity investment of $1,964,000, and stock-based compensation and 401(k) match totaling $797,000. The Company also experienced an increase in accrued wages and payroll taxes of $903,000 and a decrease in payable to horsepersons of $1,337,000 for the nine months ended September 30, 2021. The increase in accrued wages and payroll taxes is due to the timing of our payroll dates as well as the fact the Company's operations were temporarily suspended as of December 31, 2020 resulting in a reduction in payroll costs. The decrease in our payable to horsepersons is primarily due to timing.

Investing Activities

Net cash used in investing activities for the first nine months of 2022 was $1,819,000, primarily due to additions to land, buildings, equipment, and equity investment contributions. Net cash provided by investing activities for the first nine months of 2021 was $793,000 primarily due to additions to land, buildings, equipment and equity investments being somewhat offset by the proceeds from sale of land.

Financing Activities

Net cash used in financing activities during the first nine months of 2022 was $1,180,000, primarily due to cash dividends paid to shareholders and payments for taxes of equity awards. Net cash provided by financing activities during the first nine months of 2021 was $56,000 due to proceeds from the issuance of common stock upon exercise of stock option awards, partially offset by payments for taxes of equity awards.

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

Estimate of the allowance for doubtful accounts - Property Tax Increment Financing "TIF" Receivable

As of September 30, 2022, the Company recorded a TIF receivable on its Consolidated Balance Sheet of approximately $13,036,000, which represents $11,211,000 of principal and $1,825,000 of interest. The TIF receivable requires significant management estimates and judgement pertaining to whether an allowance for doubtful accounts is necessary. The TIF receivable was generated in connection with the Contract for Private Redevelopment, in which the City of Shakopee has agreed that a portion of the future tax increment revenue generated from the developed property around the Racetrack will be paid to the Company to reimburse it for expenses in constructing public infrastructure improvements.

The Company typically performs an annual collectability analysis of the TIF receivable in the fourth quarter of each year, or more frequently if indicators of potential uncollectability exist. The Company utilizes the assistance of a third party to assist with the projected tax increments. The quantitative analysis includes assumptions based on the market values of the completed development projects within Canterbury Commons, which derives the future projected tax increment revenue. The Company uses the analysis to determine if the future tax increment revenue will exceed the Company's development costs on infrastructure improvements. As a result of our analysis for the year ended December 31, 2021, management believes the TIF receivable will be fully collectible and no allowance related to this receivable is necessary. There were no indicators of potential uncollectability in the quarter ended September 30, 2022.

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

As noted above and affirmed in the Fifth Amendment, SMSC paid the required annual purse enhancement of $7,380,000 and annual marketing payment of $1,620,000 for 2022.

The amounts earned from the marketing payments are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s condensed consolidated statements of operations. For the three and nine months ended September 30, 2022, the Company recorded $977,000 and $1,764,000 in other revenue, incurred $916,000, and $1,603,000 in advertising and marketing expense, and incurred $61,000 and $161,000 in depreciation related to the SMSC marketing funds. For the three and nine months ended September 30, 2021, the Company recorded $1,003,000 and $1,415,000 in other revenue, incurred $962,000, and $1,326,000 in advertising and marketing expense, and incurred $41,000 and $117,000 in depreciation related to the SMSC marketing funds.

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

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.      Defaults upon Senior Securities

Not Applicable.

Item 4.       Mine Safety Disclosures

Not Applicable.

Item 5.       Other Information

Not Applicable.

Item 6.      Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1	Press Release dated November 10, 2022 announcing 2022 Third Quarter Results.

101

The following financial information from Canterbury Park Holding Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, formatted in Inline eXtensible Business Reporting Language XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and September 30, 2021, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2022 and September 30, 2021, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and September 30, 2021, and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: November 14, 2022	/s/ Randall D. Sampson
Randall D. Sampson
President and Chief Executive Officer (principal executive officer)

Dated: November 14, 2022	/s/ Randy J. Dehmer
Randy J. Dehmer
Chief Financial Officer (principal financial officer, principal accounting officer)