Form 10-K
period 2022-12-31
Canterbury Park Holding Corp
filed 2023-03-21
CIK 1672909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

The aggregate market value of common stock held by non-affiliates based on the price at which the Company’s common stock was last sold on the Nasdaq Global Market, on June 30, 2022, the end of the registrant’s most recently completed second fiscal quarter, was $79,222,296. On March 21, 2023, the Company had 4,896,894 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders, which will be filed within 120 days of the Company's fiscal year end of December 31, 2022, are incorporated by reference into Part III of this Form 10-K.

CANTERBURY PARK HOLDING CORPORATION

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED December 31, 2022

Item 1. BUSINESS

Available Information

The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including Canterbury Park Holding Corporation, that file electronically with the Securities and Exchange Commission (SEC). The Company files annual reports, quarterly reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934 (Exchange Act).

We also make available free of charge through our website (www.canterburypark.com) the reports and other documents that we file with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

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

We divide our business into four segments: (i) horse racing, (ii) Casino, (iii) food and beverage, and (iv) real estate development. The horse racing segment represents our pari-mutuel wagering operations on simulcast and live horse races; the Casino segment represents our unbanked card operations; the food and beverage segment includes concessions, catering, and events services provided at the Racetrack; and the development segment represents our real estate development operations. We conduct our (i) horse racing, (ii) Casino, and (iii) food and beverage segments through Canterbury Entertainment. We conduct our real estate development segment through Canterbury Development.

Canterbury Park Entertainment

Through Canterbury Entertainment, we host pari-mutuel wagering on thoroughbred and quarter horse races and “unbanked” card games at our Canterbury Park Racetrack and Casino facility (the “Racetrack”) in Shakopee, Minnesota, which is approximately 25 miles southwest of downtown Minneapolis. The Racetrack is the only facility in the State of Minnesota that offers live pari-mutuel thoroughbred and quarter horse racing. Our pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack and year-round wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”). Unbanked card games, in which patrons compete against each other, are hosted in the Casino at the Racetrack. The Casino has historically operated 24 hours a day, seven days a week and has historically offered both poker and table games at up to 80 tables. We also derive revenues from related services and activities, such as food and beverage, parking, advertising signage, publication sales, and catering and events held at the Racetrack. The ownership and operation of the Racetrack and the Casino are significantly regulated by the Minnesota Racing Commission (“MRC”). Canterbury Entertainment is the direct owner of all land, facilities, and substantially all other assets related to our pari-mutuel wagering, Casino, concessions and other related businesses (“Racetrack Operations”), and is subject to direct regulation by the MRC. We own approximately 300 acres of land as of December 31, 2022, in Shakopee, Minnesota where the Racetrack is located.

Traditionally, our revenues have been principally derived from three activities: Casino operations, wagering on live and simulcast horse races, and food and beverage sales. For the year ended December 31, 2022, revenues from Casino operations represented 60.2% of total revenues, wagering on horse races generated 26.3% of total revenues, and food and beverage revenue represented 13.5% of total revenues. These components of revenue are described in more detail below.

In the first half of 2021, the continuing COVID-19 pandemic had a negative impact on the financial condition and operations of the segments within Canterbury Entertainment, although to a much lesser extent than 2020. We temporarily suspended all Casino, simulcast, and special event operations at Canterbury Park for a total of approximately one week at the beginning of January 2021. Additionally, effective May 28, 2021, all capacity limits, restrictions on large gatherings, and other restrictions, which had been implemented in response to the impact of the COVID-19 pandemic, were lifted and our Racetrack began operating under pre-pandemic guidelines. Our Casino also began operating without capacity restrictions effective May 28, 2021, but we maintained throughout the balance of 2021 and throughout 2022 and intend to maintain certain operational changes and improvements initiated in 2020 in response to the COVID-19 pandemic. In 2022, our horse racing, Casino, and food and beverage operations were not subject to any COVID-19 related closures or capacity limitations.

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

Live Racing

For the years ended December 31, 2022 and 2021, the Racetrack hos ted 64 and 65 days, respectively, of live racing beginning in May and concluding in September. In 2022, the Company had one day of live racing cancelled due to inclement weather. Currently, Minnesota law requires the Company to schedule a minimum of 125 days of live racing annually, unless a majority of horsepersons at the Racetrack agree to a fewer number of live racing days. Pursuant to a consent and waiver dated June 1, 2020, the MHBPA agreed to waive the minimum of 125 days of racing required in 2020, provided that there were 65 scheduled live racing days each year beginning in 2021.

From June 4, 2012 to December 31, 2022, we were a party to a Cooperative Marketing Agreement (“CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”), a federally recognized Indian tribe. The primary purpose of the CMA was to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s thoroughbred and quarter horse industry. During the term of the CMA, the Company agreed not to promote or lobby the Minnesota legislature for expanded gambling authority and would support the SMSC’s lobbying efforts against expanding gambling authority.

On June 1, 2020, we entered into a Fifth Amendment Agreement to the CMA, which became effective on June 8, 2020 upon MRC approval. Under the Fifth Amendment, the SMSC paid an annual purse enhancement of $7,280,000 for 2022, which was the same amount payable with respect to 2021. Additionally, the SMSC paid an annual marketing payment under the CMA of $1,620,000 for each of 2021 and 2022. Following the expiration of the CMA on December 31, 2022, we will not receive any purse enhancement, marketing payments or other amounts under the CMA.

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

Under federal and state law, in order to conduct simulcast operations either as a host or guest track, the Company must obtain the consent of the MRC and the MHBPA as the organization that represents a majority of the owners and trainers of the horses who race at the Racetrack. As these consents are obtained annually, no assurance can be given that the MRC and the MHBPA will allow the Company to conduct simulcast operations either as a host or guest track in 2023 or future years. If either the MRC or the MHBPA do not consent, the Company’s operations could be adversely affected by a decrease in pari-mutuel revenue, potential reduction in the quality of horses, lower attendance, and lower overall handle.

              Casino Operations

The Casino may offer gaming 24 hours per day, seven days per week, and offers two forms of unbanked card games: poker and table games.

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

As of March 2023, the Casino was offering the following table games: Blackjack, Mississippi Stud, Fortune Pai Gow, Three Card Poker, Four Card Poker, Ultimate Texas Hold ‘Em, EZ Baccarat, Criss Cross Poker, Free Bet Blackjack, and I Luv Suits. The Company has the option to offer banked games under the Minnesota law governing Casino operations but currently only offers “unbanked” games. “Unbanked” refers to a wagering system or game where wagers lost in card games are accumulated into a player pool liability for purposes of enhancing the total amount paid back to winning players. The Company can only serve as custodian of the player pool, may not have an active interest in any card game, and does not recognize amounts that dealers “win” or “lose” during the course of play as revenue.

The primary source of table games revenue is a percentage of the buy in received from the players, aggregated up to 20% per day, as defined by the MRC regulations, as compensation for providing the Casino facility and services, referred to as “collection revenue.” In addition, several table games offer a progressive jackpot. The player has the option of playing the jackpot with the opportunity to win some or the entire jackpot amount, depending upon the player’s hand.

The primary source of poker revenue the Company collects is a “rake” of 5-10%, depending on the limit of the game, of the poker pot up to a maximum of $4 per hand. In addition, poker games offer progressive jackpots for most games. In order to fund the poker jackpot pools, the dealer withholds $2 from each final pot in excess of the $15 minimum.

Under Minnesota law, the Company is required to pay 10% of the first $6 million of gross Casino revenues towards purses for live horse racing at the Racetrack. After meeting the $6 million threshold, the Company must pay 14% of gross Casino revenues as purse monies. Of funds allocated for purses, the Company pays 10% of the purse monies to the Minnesota Breeders’ Fund (the “MBF”), which is a fund apportioned by the MRC among various purposes related to Minnesota’s horse breeding and horse racing industries. The remaining 90% of purse monies are divided between thoroughbred (90%) and quarter horse (10%) purse funds.

               Food and Beverage Operations

We derive revenue from our food and beverage operations through sales at concession stands, restaurant and buffet, bars, and other food venues. The Company currently offers two, year-round café style restaurants and full service bars within the Casino and simulcast area. The Casino offers tableside menu service generally 24 hours a day. Our Triple Crown Club offers lounge services along with a buffet restaurant. During live racing, a wide variety of concession style food and beverage options are available to our guests.

The food and beverage operations also include our catering and events services. We have one of the largest event spaces in the Twin Cities with more than 100,000 square feet of available space. Our facilities provide a variety of purposes for year-round events and other activities. Our event space has been used for craft shows, trade shows, pool and poker tournaments, automobile and other utility vehicle shows, major art shows, and fundraisers. Our outdoor spaces have been used for concerts, snowmobile races, and other competitions. The infield of the Racetrack is also used as a concert and event area. In addition to event space, we offer space in our horse stable area for rent for boat storage during the winter months.

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

In 2022, Canterbury Development continued to pursue various development opportunities for the underutilized land in a project known as Canterbury Commons™. Canterbury Development continues to pursue various mixed use development opportunities, such as residential development, office, restaurants, hotel, entertainment, and retail operations. As of December 31, 2022, Canterbury Development has contributed approximately 36 acres of land to three separate joint ventures described below.

In addition, we have agreed to sell several parcels of land to third parties that will then develop the property as described below. Although we will have no continuing ownership in these land sales, we believe the future developments of this property contribute to the overall vitality of Canterbury Commons and drive visitation and spend to Canterbury Park.

The following is a summary of our real estate development projects within Canterbury Commons as of December 31, 2022:

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

○ In August 2020, Doran exercised its option for Phase II of the project, which will include an additional 305 residential units, and the Company entered into a second joint venture agreement with Doran. Pursuant to this second agreement, in early August 2020, the Company transferred roughly 10 acres of land to the second joint venture with Doran. In addition to receiving 27.4% ownership in the Doran Phase II joint venture, the exchange resulted in the repayment of a $2.9 million note receivable which was on the Company’s balance sheet as a related party receivable as of June 30, 2020. Groundwork on the Doran Canterbury II site began in October 2020, paving the way for the ground-up construction of the second phase of apartments, which began construction in March 2022.

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

● Development work related to the Company’s joint venture with Greystone Construction (“Greystone”) is also underway on the southwest portion of the Canterbury Commons site. Pursuant to this joint venture, Greystone is developing a 13-acre land parcel with potential uses expected to include hospitality, dining, residential, commercial and service-oriented retail. The land and infrastructure improvements were completed in 2021.

○ Greystone’s development work to date is primarily for a new 28,000 square foot office building, with Greystone occupying the second floor as its new corporate headquarters. The project was completed in the 2021 third quarter and a lease was executed for the majority of the s pace resulting in 84% building occupancy. The joint venture is governed by an operating agreement with an affiliate of Greystone and Canterbury Development, as the two members of a Minnesota limited liability company named Canterbury DBSV Development, LLC (Canterbury DBSV). Canterbury Development’s equity contribution to Canterbury DBSV was approximately 13 acres of land, which was contributed to Canterbury DBSV on July 1, 2020. In connection with its contribution, Canterbury Development became a 61.87% equity member in Canterbury DBSV.

○ Additionally, during the fourth quarter of 2022, Canterbury DBSV transferred 1.46 acres of land as an equity contribution into a joint venture. The joint venture is governed by an operating agreement with Winners Circle Drive, LLC and Canterbury DBSV, as the two members of a Minnesota limited liability company named SW Gateway, LLC. In connection with its contribution, Canterbury DBSV became a 45.9% equity member in SW Gateway, LLC. The land will be used for the development of a new 11,000 square foot building to be occupied by a local restaurant and brewery.

○ Finally, during the fourth quarter of 2022, Canterbury DBSV sold 1.68 acres of land to A&M Kerber Holdings, LLC for total consideration of approximately $925,000 for the construction of a Next Steps Learning Center and child care facility.

● In April 2020, Canterbury Development entered into two agreements to sell approximately 14 acres of land on the west side of the Racetrack to Pulte Homes of Minnesota ("Pulte") and Lifestyle Communities for total consideration of approximately $3,500,000. Closing of the Lifestyle Communities and the first phase of the Pulte transactions occurred in April 2021, totaling approximately 9.8 acres. The closing of phase two of the Pulte transaction and the sale of the remaining 4.2 acres occurred in June 2022.

○ Development approvals by Pulte on 109 new for sale row homes and townhome residences at Canterbury Commons was completed in late 2020. The project received its approvals from the City of Shakopee in a joint planned urban development application with Lifestyle Communities who is located adjacent to the townhome project. Ground improvements and utility work commenced in early 2021 for both projects. Lifestyle Communities will be a 4-story 56-unit age restricted active senior cooperative community. The building is programmed with over 5,000 square feet of amenity spaces and outdoor spaces. Pulte has initiated ground up construction of a number of townhome buildings and its first model units were completed in the first quarter of 2022.

● In September 2021, the Company entered into a purchase agreement to sell approximately 40 acres of land on the northeast corner of the Racetrack to Minneapolis-based Swervo Development Corporation ("Swervo"). Swervo intends to construct a 19,000 seat amphitheater as part of the Canterbury Commons development. Closing of the land sale is expected to occur in the first half of 2023. The Company and Swervo received regulatory approval of the amphitheater development in the 2022 fourth quarter. Canterbury plans to invest in significant improvements to its horse stabling area in connection with the land sale and amphitheater development. We have finalized our stable area improvement plan, and are awaiting grading and utility permits from the city to begin the barn relocation and redevelopment process. This $1 5 million barn area redevelopment project will continue the Company’s ongoing commitment to provide quality horse racing in the state of Minnesota as well as allow for future development of Canterbury’s underutilized land.

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

Competition

The Company faces direct competition from Running Aces Harness Park ("Running Aces") in Columbus Township, Anoka County, Minnesota, a racetrack and card room that is located approximately 50 miles from Canterbury Park. Running Aces offers pari-mutuel wagering on live races of standardbred (“harness”) horses on a seasonal basis and year round wagering on simulcasting of all breeds of horse races. In addition to pari-mutuel wagering, Running Aces operates a card room that directly competes with the Company’s Casino.

The Company operates in a highly competitive wagering and gaming environment with a large number of participants. The Company competes with competitive wagering operations and activities that include tribal casinos, state-sponsored lotteries, and other forms of legalized gaming in the U.S. and other jurisdictions. The Company competes with a number of tribal casinos in the State of Minnesota that offer video slot machines, table games, and both banked and unbanked card games, including Minnesota’s largest casino, Mystic Lake, which is located approximately four miles from the Racetrack and which is owned by the Shakopee Mdewakanton Sioux Community.

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

The Minnesota legislature may consider bills to legalize sports betting in the State of Minnesota. If sports betting were legalized in Minnesota for tribal casinos and through mobile applications operated by the tribes, we would experience increased competition from the tribal casinos which could divert customers from our Casino and Racetrack and thus adversely affect our financial condition, results of operations and cash flows.

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

Regulation and Regulatory Changes

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

In addition, the law requires that the Company reimburse the MRC for actual costs, including stewards, state veterinarians and drug testing, related to the regulating of live racing. For fiscal years ended December 31, 2022 and 2021, the Company paid $152,000 and $172,000 respectively, to the MRC as reimbursement for costs of regulating live racing operations.

The MRC is also authorized by the Racing Act to regulate Casino operations. The law requires that the Company reimburse the MRC for its actual costs, including personnel costs, of regulating the Casino. For fiscal years ended December 31, 2022 and 2021, the Company paid $248,000 and $247,000, respectively, to the MRC as reimbursement for costs of regulating Casino operations.

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

Advanced Deposit Wagering Legislation

Minnesota ADW legislation that became effective November 1, 2016, requires ADW providers to be licensed by the MRC and established licensing criteria and regulatory oversight of ADW providers doing business in the State of Minnesota. The law allows licensed racetracks to negotiate separate agreements with the ADW providers to remit source market fees to those racetracks. The ADW source market revenue to the Company totaled approximately $1,511,000 and $1,382,000 for the fiscal years ended December 31, 2022 and 2021, respectively. As part of the agreement, 50% of source market fees is allocated to purse accounts and the MBF.

Horseracing Integrity and Safety Act

The Horseracing Integrity and Safety Act (HISA), which was passed at the end of 2020 and amended in late 2022, creates uniform national standards for thoroughbred racing in the areas of racetrack safety and medication. The Horseracing Integrity and Safety Authority was established to enforce HISA and operates under the oversight of the Federal Trade Commission. In addition to oversight by the MRC, our Racetracks and their participants are subject to the HISA equine safety, welfare and drug testing rules and regulations established by the Horseracing Integrity and Safety Authority under HISA.

Sports Betting

As of the date of filing this Form 10-K, the Minnesota legislature is considering a bill to legalize sports betting in Minnesota at tribal casinos and online through mobile applications operated by the tribes. It is not certain whether this bill will be adopted into law. If sports betting were legalized in Minnesota for tribal casinos and through mobile applications operated by the tribes, we would experience increased competition from the tribal casinos which could divert customers from our Casino and Racetrack and thus adversely affect our financial condition, results of operations and cash flows.

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

Minimum Wage Legislation

Minnesota has adopted a minimum wage law that sets the minimum hourly wage that must be paid to most Company employees. Beginning January 1, 2018, the minimum wage increases at the beginning of each year by the rate of inflation with a maximum increase of up to 2.5% per year. The minimum wage for 2022 was $10.33 per hour and for 2023 is $10.59 per hour. This legislation has had an adverse financial impact on the Company by increasing expenses and we expect will continue to have an adverse impact on the Company. From time to time, we have implemented measures to partially mitigate the impact of increases in the minimum wage by raising our prices and reducing our employee count. These measures could themselves have an adverse effect because higher prices and diminished service levels may discourage customers from visiting the Racetrack.

Cooperative Marketing Agreement

On June 4, 2012, the Company entered into the CMA with the SMSC. The primary purpose of the CMA was to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s thoroughbred and quarter horse through horse industry. Under the CMA, as amended, this was achieved through “Purse Enhancement Payments to Horsemen” paid directly to the MHBPA.

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

Pursuant to the Fifth Amendment, SMSC was obligated to make annual purse enhancements of $7,380,000 and an annual marketing payment of $1,620,000 for both 2021 and 2022.

The purse enhancement payments to horsemen had no direct impact on the Company’s consolidated financial statements or operations. See the Management's Discussion and Analysis Section of this Form 10-K and footnote 11 of the consolidated financial statements for more detailed information on the CMA.

The CMA expired by its terms on December 31, 2022. Following the expiration of the CMA on December 31, 2022, we will not receive any purse enhancement, marketing payments or other amounts under the CMA.

Marketing

The Company’s primary market is the seven-county Minneapolis-Saint Paul metropolitan area (Hennepin, Ramsey, Anoka, Washington, Dakota, Scott, and Carver) plus the two counties to the south of the Racetrack and Casino (Le Sueur and Rice). The City of Shakopee, located in the southwestern portion of the metropolitan area, is one of the fastest growing communities in the region, and Scott County is one of the fastest growing counties in the country.

To support its pari-mutuel horse racing, Casino, and catering and events businesses, the Company conducts year-round marketing efforts to maintain the loyalty of existing customers and attract new players to the property. The Company uses radio, television, digital advertising, social media, print advertising, and direct marketing to communicate to its audiences. In addition to its regular advertising and communication program, the Company conducts numerous special promotions, handicapping contests, and poker tournaments to attract incremental visits. The Company also uses a robust player rewards and database marketing program to enhance the loyalty of its guests.

The Company continues to focus on creating a premier guest experience as the core element of its marketing efforts. This includes delivering great customer service, developing new food and beverage offerings, creating fan education programs, and providing entertainment opportunities that go beyond the traditional pari-mutuel wagering and card playing activities.

Human Capital and Team Members

Talent Management

At December 31, 2022, the Company had 241 full-time team members and 512 part-time team members. The Company adds approximately 350 team members on a seasonal basis for live racing operations from early May until early September. The impact of the COVID-19 pandemic on the entertainment industry, and actions that we and others in the industry took in response to COVID-19 (including implementing furloughs, reduced work week schedules, temporarily pay reductions, and eliminating a number of job positions) have adversely affected our ability to attract and retain team members. As entertainment demand recovers from the lows seen in the early months of the COVID-19 pandemic, we have seen and continue to see industry-wide labor shortages causing challenges in hiring or re-hiring for certain positions. In response, we have enhanced our recruitment and retention efforts and increased compensation where needed to maintain competitiveness in this extremely difficult market.

We also offer benefits to eligible employees, including participation in our KSOP Plan (the “KSOP”) that includes the Employee Stock Ownership Plan (the “ESOP”) and the 401(k) Plan. Beginning January 1, 2016, the matching of employee contributions were issued in Company stock, which we believe aligns the interests of Company employees with our shareholders and allows employees to participate in the success that they help create at our company.

Our success depends in large part upon our ability to attract, retain, train, lead, and motivate skilled team members. To facilitate the recruitment, development, and retention of our valuable team members, we strive to make Canterbury Park a diverse, inclusive, and safe workplace, with opportunities for our team to grow and develop.  The Company offers training and development opportunities for team members to enhance leadership and communication skills. The Company also has created various internal committees, including a specific rewards and recognition committee to support our team member recognition programs.  To help retain talent, we measure team member engagement, including conducting regular engagement surveys to all team members. The most recent survey was conducted in 2022 and reflected an engagement level among our team members that exceeded the average engagement levels of benchmarked companies.

Health and Safety

During 2021 and 2022, we continued to focus significant attention to enhancing health and safety protocols, including in response to COVID-19 pandemic. In addition, our employee guidelines and policies are founded on our cornerstones of safety, service, courtesy, cleanliness, and integrity. We are committed to equal opportunity employment and prohibit harassment or discrimination of any kind. We have adopted an open door policy to encourage an honest employer-associate relationship which includes a confidential hotline available to all employees.

Executive Officers

The executive officers of the Company, their ages and their positions with the Company at March 15, 2023 are as follows:

Name	Age	Position with Company
Randall D. Sampson	64	President, CEO, and Chairman of the Board

Randy J. Dehmer	40	Senior Vice President of Finance and CFO

Randall D. Sampson has been President and Chief Executive Officer since the formation of the Company in March 1994. Mr. Sampson was also named Chairman of the Board on October 3, 2019. He has been active in horse industry associations, currently serving as Director of the Thoroughbred Racetracks of America and is a past Vice President of the Thoroughbred Racetracks of America and past President of the Minnesota Thoroughbred Association. Mr. Sampson also currently serves as a director of Pineapple Energy Inc. (NASDAQ:PEGY), a growing domestic operator and consolidator of residential solar, battery storage, and grid service solutions based in Minnetonka, Minnesota.

Randy J. Dehmer was hired as Vice President of Finance and Chief Financial Officer in May 2019, and promoted to Senior Vice President of Finance in September 2021. Mr. Dehmer worked for the Company from December 2007 to August 2013, most recently serving as controller from March 2012 to August 2013. Prior to rejoining the Company, he served as financial controller for Clearfield, Inc. (Nasdaq: CLFD), which designs, manufactures and distributes fiber protection, fiber management and fiber delivery solutions, from September 2013 to May 2019. Mr. Dehmer also currently serves as a director on the Shakopee Chamber of Commerce board.

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

Risk Factors Related to Horse Racing and Gaming Generally

Our business is sensitive to reductions in discretionary consumer spending as a result of downturns in the economy and other factors outside of our control.

Our business is particularly sensitive to downturns in the economy and the associated impact on discretionary spending on entertainment, gaming and other leisure activities. Our in-person visitors are predominately local, so we compete for more day-to-day discretionary spending as compared with destination spending. Decreases in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions or the economic conditions in the Twin Cities or Minnesota specifically, effects of declines in consumer confidence in the economy, any future employment and credit crisis, the impact of high and prolonged inflation, particularly with respect to housing, energy and food costs, the increased cost of travel, decreased disposable consumer income and wealth, fears of war and future acts of terrorism, or widespread illnesses or epidemics, including COVID-19, can have a material adverse effect on discretionary spending and other areas of economic behavior that directly impact the gaming and entertainment industries in general and could further reduce customer demand in our casino, Racetrack and food and beverage segments, which may negatively impact our revenues and operating cash flow.

Because purse enhancement payments and marketing payments under our CMA with SMSC will not continue after December 31, 2022, we are likely to experience decreased revenue and profitability from live racing.

Following the expiration of the CMA on December 31, 2022, we will not receive any purse enhancement, marketing payments or other amounts under the CMA.  In 2022, the SMSC paid an annual purse enhancement of $7,280,000 and an annual marketing payment of $1,620,000. The purse enhancement payments were paid directly to the MHBPA and accordingly, such payments had no direct impact on the Company’s consolidated financial statements or operations. The marketing payments under the CMA offset the Company’s expense relating to certain marketing efforts, including signage, promotions, player benefits, and events.

Accordingly, due to the lack of an annual purse enhancement, the purses we are able to offer for our live racing events after December 31, 2022 are likely to be smaller than they have been in the past.  This may result in a decrease in field size and decrease in wagering on live races (particularly out-of-state handle), which ultimately result in a decrease in revenue from live racing.  For the year ended December 31, 2022, pari-mutuel revenue was $10,958,000, or 16.4%, of total revenues.

If revenue decreases from live racing, the profitability of live racing will likely also decrease due to the fixed expenses relating to live racing and the lack of marketing payments under the CMA. We also will bear increased marketing expenses relating to our casino and food and beverage segments without the marketing payments under the CMA.  While we are pursuing initiatives to strengthen the financial returns of live racing at the Racetrack and to manage our marketing spend, there can be no assurance that we will identify and implement initiatives that will advance these goals in a cost-effective or timely manner or at all.

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

Finally, if we are unable to attract horse owners to stable and race their horses at our racetrack by offering a competitive environment, including high-quality facilities, a well-maintained racetrack, comfortable conditions for backstretch personnel involved in the care and training of horses stabled at our racetrack, and a competitive purse structure, our profitability could also decrease. We also face increased competition for horses and trainers from racetracks that are licensed to operate slot machines and other electronic gaming machines that provide these racetracks an advantage in generating new additional revenues for race purses and capital improvements. While our ability to offer adequate fields to patrons during our live meets was substantially strengthened by the purse enhancement payments that were made under the CMA through 2022, our inability to attract adequate fields, for whatever reason, could have a material adverse impact on our business, financial condition, and results of operations.

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

We expect competition for our existing and future operations to increase from Running Aces, existing tribal casinos, and racetracks that are able to subsidize their purses with alternative gaming revenues. Competition for simulcasting customers will be intense given the 2016 legalization of online internet wagering on horse racing in Minnesota, through ADW providers. In addition, several of our tribal gaming competitors in Minnesota have substantially larger marketing and financial resources than we do and this competition may increase if sports betting is legalized in Minnesota at tribal casinos and online through mobile applications operated by the tribes. Increased competition from the tribal casinos could divert customers from our Casino and Racetrack and thus adversely affect our financial condition, results of operations and cash flows.

Nationally, the popularity of horse racing has declined.

There has been a general decline in the number of people wagering on live horse races at North American racetracks, either in person or via simulcasting, due to a number of factors, including increased competition from other wagering and entertainment alternatives as discussed above. According to industry sources, pari-mutuel handle declined 27% from 2007 to 2011 and has been relatively stable since 2011, experiencing less than a 1% decline between 2011 and 2019. Pari-mutuel handle declined more than 1% in 2020 due the COVID-19 pandemic, however, pari-mutuel handle returned to pre-pandemic levels in 2021. Declining interest in horse racing has had a negative impact on revenues and profitability in our racing business. However, as a result of the purse enhancement payments and marketing payments we received under the CMA, we outperformed the industry as it relates to field size, live handle, and simulcast handle in 2022. Regardless, we recognize that a general decline in interest in horse racing and pari-mutuel wagering could have a material adverse impact on our business, financial condition and results of operations in future years.

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

Our business and operations have been, and may in the future, be adversely affected by epidemics, pandemics, outbreaks of disease, and other adverse public health developments, including COVID-19.

Due to the COVID-19 pandemic, we temporarily suspended all Card Casino, simulcast, and food and beverage operations at Canterbury Park or operated with capacity and other restrictions throughout much of 2020 and the first half of 2021, although to a much lesser extent than 2020. These suspension of operations and capacity restrictions caused significant disruptions to our ability to generate revenues, profitability, and cash flows and had a material adverse impact on our financial condition, results of operations, and cash flows. While we have returned to more normalized operations, there remains continuing logistical challenges faced by the entire gaming industry resulting from COVID-19-related labor shortages and supply chain disruptions. Future disruptions, as well as significant negative economic trends, due to the COVID-19 pandemic or other widespread illnesses or epidemics, may adversely affect our stock price.

Epidemics, pandemics, outbreaks of novel diseases, and other adverse public health developments may arise at any time. Such developments, including the COVID-19 pandemic, have had, and in the future may have, an adverse effect on our business, financial condition and results of operations. These effects include a potentially negative impact on the availability of our key personnel, labor shortages and increased turnover, temporary closures of Canterbury Park or the businesses of our business partners, third-party service providers or other vendors, and interruption of domestic and global supply chains, distribution channels and liquidity and capital or financial markets. The impact of a widespread illnesses or epidemics, including COVID-19, may also have the effect of exacerbating many of the other risks we face.

Risks Related to Government Regulation of our Horse Racing and Gaming Generally

We are subject to changes in the laws that govern our business, including the possibility of an increase in gaming taxes, which would increase our costs, and changes in other laws may adversely affect our ability to compete.

Our operations and oversight by the MRC are ultimately subject to the laws of Minnesota including, but not limited to, the Minnesota Racing Act and HISA, and there exists the risk that these laws may be amended in ways adverse to our operations. In particular, we are required to pay special racing-related and Casino-related taxes and fees in addition to normal federal, state, and local income taxes as well as potential costs related to HISA regulations. These taxes and fees are subject to increase at any time. From time to time, state and local legislators and officials have proposed changes in tax laws, or in the administration of laws affecting our industry, such as the allocation of each wagering pool to winning bettors, the Racetrack, purses, and the MBF. In addition, poor economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes. It is not possible to predict with certainty the likelihood of changes in tax laws or in the administration of these laws. These changes, if adopted, could have a material adverse effect on our operations.

We are subject to extensive regulation from gaming authorities that could adversely affect us.

We are subject to significant regulation by the MRC under the Racing Act and the rules adopted by the MRC. The MRC has the authority to increase the Class A and Class B license fees. In addition, the Minnesota Racing Act requires that we reimburse the MRC for its actual costs of regulating the Casino, including personnel costs. Increases in these licensing and regulatory costs could adversely affect our results of operations.

Amendments to the Minnesota Racing Act or decisions by the MRC in regard to any one or more of the following matters could also adversely affect the Company’s operations: the granting of operating licenses to Canterbury Park and other racetracks after an application process and public hearings; the licensing of all track employees, jockeys, trainers, veterinarians, and other participants; regulating the transfer of ownership interests in licenses; allocating live race days and simulcast-only race days; approving race programs; regulating the conduct of races; setting specifications for the racing ovals, animal facilities, employee quarters, and public areas of racetracks; changes to the types of wagers on horse races; and approval of significant contractual agreements

Risks Related to our Real Estate Development Efforts

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

The Company employs a large number of individuals at an hourly wage equal to or slightly above the current state mandated wage of $10.59 per hour for 2023. See “Regulation and Regulatory Changes” above for additional information regarding minimum wage legislation. Most of these employees are either high school or college students employed on a seasonal basis or tipped employees, many of whom receive, on average, tip income that is significantly higher than the current minimum wage. From time to time, legislation is introduced in the U.S. Congress or the Minnesota legislature that would substantially increase the minimum wage. Passage of legislation that would substantially increase the minimum wage could have a material adverse impact on the Company. Additionally, the Minnesota minimum wage annually increases at the beginning of each year by the rate of inflation with a maximum increase of up to 2.5% per year.  Multi-year increases in the Minnesota minimum wage due to sustained inflation could have a material adverse impact on the Company.

Our success may be affected if we are not able to attract, develop and retain qualified personnel.

Our ability to compete effectively depends on our ability to identify, recruit, develop and retain qualified personnel.  In particular, we depend upon the skills and efforts of our senior executives and management team including Randall D. Sampson, who has served as our Chief Executive Officer since 1994. If we are unable to successfully identify, recruit, develop and retain qualified personnel or adapt to changing worker expectations and working arrangements, it may be difficult for us to manage and grow our business, which could adversely affect our results of operations and financial condition. Additionally, our inability to retain the key members of our senior executives and management team could adversely affect our results of operations and financial condition.

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

Provisions of Minnesota law, our articles of incorporation, our bylaws and other agreements may deter a change of control of our company and may have a possible negative effect on our stock price.

Certain provisions of Minnesota law, our articles of incorporation, our bylaws and other agreements may make it more difficult for a third-party to acquire, or discourage a third-party from attempting to acquire, control of the Company, including:

●	the provisions of Minnesota law relating to business combinations and control share acquisitions;
●	the provisions of our bylaws regarding the business properly brought before shareholders and shareholder director nominations;
●	the right of our Board to establish more than one class or series of shares and to fix the relative rights and preferences of any such different classes or series;
●

the provisions of our articles of incorporation providing for a right, if specified events occur relating to our gaming license, to redeem all or any portion of the equity securities held by any person or group that becomes the beneficial owner of 5% or more of any class of our equity securities or increases its beneficial ownership of any class of our equity securities by 5% or more;

●

the provisions of our Stock Plan requiring or permitting the acceleration of vesting of awards granted under the Stock Plan in the event of specified events that generally would constitute a change in control; and

●

the provisions of our agreements provide for severance payments to our executive officers and other officers and the accelerated vesting or payment of their awards in the event of certain terminations following a “change in control.”

These measures could discourage or prevent a takeover of our company or changes in our management, even if an acquisition or such changes would be beneficial to our shareholders. This may have a negative effect on the price of our common stock.

Item 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 2. PROPERTIES

General

The Company’s facilities, which are owned and operated under the name “Canterbury Park,” are a modern complex of buildings and grounds that include racing surfaces, a grandstand, event center, barn and backside facilities, and parking in Shakopee, Minnesota. The Racetrack’s grandstand has a patron capacity of approximately 10,000 within enclosed areas and a maximum patron capacity of over 30,000 including outside areas around the grandstand. In connection with the Company's general credit and security agreement, the Company's land used for business operations is subject to a mortgage with a financial institution as additional collateral on its line of credit.

Underutilized Land

In 2022, the Company sold approximately four acres of land to the west of the Racetrack. As of December 31, 2022, the Company has approximately 75 acres of land remaining that are owned or controlled by the Company that are not currently used for its business operations, and could be developed or sold, in whole or in part. See discussion above titled “Development Operations” and footnote 12 to the consolidated financial statements for more information.

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

HOLDERS

At March 15, 2023, the Company had 577 shareholders of record of its common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2022 regarding our equity compensation plans, all of which were approved by our shareholders:

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders:
Stock Plan	48,430	$—	143,230
Employee Stock Purchase Plan	—	—	95,866
Equity compensation plans not approved by security holders:
Total	48,430		239,096

(1) For the Stock Plan, represents number of shares that may be issued upon settlement of outstanding deferred stock awards.

(2) Excludes shares of common stock listed in the first column

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

STRATEGIC OVERVIEW

Canterbury Park Holding Corporation (the “Company,” “we,” “our,” or “us”) hosts pari-mutuel wagering on thoroughbred and quarter horse races and “unbanked” card games at its Canterbury Park Racetrack and Casino facility (the “Racetrack”) in Shakopee, Minnesota, which is approximately 25 miles southwest of downtown Minneapolis. The Racetrack is the only facility in the State of Minnesota that offers live pari-mutuel thoroughbred and quarter horse racing.

The Company’s pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack each year from May through September, and year-round wagering on races primarily held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”). Unbanked card games, in which patrons compete against each other, are hosted in the Casino at the Racetrack. The Casino operates 24 hours a day, seven days a week. The Casino offers both poker and table games at up to 80 tables. The Company also derives revenues from related services and activities, such as food and beverage, parking, advertising signage, publication sales, and from other entertainment events and activities held at the Racetrack.

In 2022, Canterbury Development continued to pursue various development opportunities begun in 2015 for its underutilized land in a project known as Canterbury Commons. These development opportunities have included contributions of land to joint ventures, three as of the end of December 2022, and sales of parcels of land to third parties that will then develop the property. Our long-term strategic direction is to continue to enhance our Racetrack as a unique gaming and entertainment destination and develop the approximately 80 acres of underutilized land not needed for our Racetrack Operations.

In the first half of 2021, the continuing COVID-19 pandemic had a negative impact on the financial condition and operations of the segments within Canterbury Entertainment, although to a much lesser extent than 2020. We temporarily suspended all Casino, simulcast, and special event operations at Canterbury Park for a total of approximately one week at the beginning of January 2021. Additionally, effective May 28, 2021, all capacity limits, restrictions on large gatherings, and other restrictions, which had been implemented in response to the impact of the COVID-19 pandemic, were lifted and our Racetrack began operating under pre-pandemic guidelines. Our Casino also began operating without capacity restrictions effective May 28, 2021, but we maintained throughout the balance of 2021 and throughout 2022 and intend to maintain certain operational changes and improvements initiated in 2020 in response to the COVID-19 pandemic. In 2022, our horse racing, casino, and food and beverage operations were not subject to any COVID-19 related closures or capacity limitations.

The following summarizes our financial performance for the last five years (in 000’s):

Financial Performance Summary	2022	2021		2020		2019		2018
Net Revenues	$66,824	$60,400		$33,140		$59,227		$59,142
Operating Expenses	55,943	42,882	(1)	34,882	(2)	55,591	(3)	53,866	(4)
Gain on Transfer/Sale of Land	12	264		2,368		—		2,371
Income (Loss) Before Income Taxes	10,235	15,798		(189)		3,963		7,708
Income Tax (Expense) Benefit	(2,722)	(3,999)		1,251		(1,244)		(1,990)
Net Income	7,513	11,798		1,062		2,718		5,718

1	During fiscal year 2021, the Company reduced operating expenses $6,314,000 by recording an employee retention credit, a refundable tax credit.
2	During fiscal year 2019, the Company reduced operating expenses $21,000 by recording a gain on insurance recoveries.
3	During fiscal year 2018, the Company reduced operating expenses $141,000 by recording a gain on insurance recoveries.
4	During fiscal year 2017, the Company reduced operating expenses by $1,465,000 by recording a gain on insurance recoveries.

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

The Company qualified for federal government assistance through the ERC provisions for the 2020 second, third, and fourth quarters, as well as the 2021 first and second quarters. We recognize government grants for which there is a reasonable assurance of compliance with grant conditions and receipt of credits. The Company's expected one-time refunds at December 31, 2022 and 2021 were $6,103,236 and $6,314,468, respectively, and are included on the Consolidated Balance Sheets as an employee retention credit receivable, as well as on the Consolidated Statements of Operations as a credit to salaries and benefits expense in 2021.

We expect to receive the remaining employee retention credit payments in 2023. Upon receipt, we expect to allocate these funds towards a combination of further investment in our team members, growth investments, capital expenditures, and deferred maintenance capital spending.

OPERATIONS REVIEW

YEAR ENDED December 31, 2022 COMPARED TO YEAR ENDED December 31, 2021

EBITDA represents earnings before interest income, income tax expense, depreciation, and amortization. EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles in the United States of America ("GAAP"), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance or cash flows from operating activities as a measure of liquidity. We present EBITDA as a supplemental disclosure for our Racetrack Operations because it is a widely used measure of performance of and basis for valuation of companies in the gaming industry. Other companies that provide EBITDA information may calculate EBITDA differently than we do. We also compute Adjusted EBITDA, a non-GAAP measure, which reflects additional adjustments to EBITDA to eliminate unusual or non-recurring items, as well as items relating to our real estate development operations. For the year ended December 31, 2022, Adjusted EBITDA excluded from EBITDA the gain on sale of land, loss on disposal of assets, and depreciation, amortization and interest related to equity investments. For the year ended December 31, 2021, Adjusted EBITDA excluded from EBITDA the gain on transfer of land, employee retention credit, and depreciation, amortization and interest related to equity investments, as well as $515,000 of COVID-19 relief grants included in other revenue for that year.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and Adjusted EBITDA (defined above), which are non-GAAP measures, for the years ended:

SUMMARY OF EBITDA DATA

	Year Ended December 31,
	2022	2021
NET INCOME	$7,512,946	$11,798,153
Interest income, net	(909,958)	(719,365)
Income tax (benefit) expense	2,721,800	3,999,400
Depreciation	2,981,168	2,844,647
EBITDA	12,305,956	17,922,835
Loss on disposal of assets	157,435	—
Gain on sale/transfer of land	(12,151)	(263,581)
Employee Retention Credit	—	(6,314,468)
Depreciation and amortization related to equity investments	1,782,870	1,735,883
Interest expense related to equity investments	907,099	905,729
Other revenue, COVID-19 relief grants	—	(515,000)
ADJUSTED EBITDA	$15,141,209	$13,471,398

Adjusted EBITDA increased $1,670,000, or 12.4%, for 2022 compared to 2021. For 2022, Adjusted EBITDA as a percentage of net revenue was 22.8%. For 2021, Adjusted EBITDA as a percentage of net revenue, excluding the $515,000 other revenue from COVID-19 relief grants, was 22.5%.

REVENUES

Total net revenues for 2022 were $66,824,000, an increase of $6,424,000, or 10.6%, compared to total net revenues of $60,400,000 for 2021. For 2022 as compared to 2021, total pari-mutuel revenue increased 7.0%, Casino revenue increased 5.6%, food and beverage revenue increased 33.0%, and other revenue increased 26.2%. See below for a further discussion of our sources of revenues for each of our pari-mutuel, Casino, food and beverage, and other revenues.

PARI-MUTUEL REVENUES

	Year Ended December 31,
	2022	2021
Simulcast	$3,862,000	$3,959,000
Live racing	1,890,000	1,663,000
Guest fees	3,517,000	3,236,000
Other revenue	1,689,000	1,386,000
Total Pari-Mutuel Revenue	$10,958,000	$10,244,000

Racing Days
Simulcast only racing days	290	289
Live and simulcast racing days	64	65
Total Number of Racing Days	354	354

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

Total 2022 pari-mutuel revenue increased $714,000, or 7.0%, compared to 2021. The increase in revenue in 2022 compared to 2021 is due to increased business levels, including higher attendance, visitation, and per cap spend from consumers that attended our live race meet and increased revenue from out-of-state wagers.

CASINO REVENUES

	Year Ended December 31,
	2022	2021
Poker Games Collection	$7,607,000	$7,110,000
Other Poker Revenue	2,875,000	2,133,000
Total Poker Revenue	10,482,000	9,243,000

Table Games Collection	27,392,000	27,120,000
Other Table Games Revenue	2,345,000	1,728,000
Total Table Games Revenue	29,737,000	28,848,000

Total Casino Revenue	$40,219,000	$38,091,000

The primary source of Casino revenue is a percentage of the wagers received from the players as compensation for providing the Casino facility and services, referred to as “collection revenue.” Other Revenue presented above includes fees collected for the administration of tournaments and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds. Casino revenue represented 60.2% and 63.1% of the Company’s net revenues for the years ended December 31, 2022 and 2021, respectively.

Total Casino revenue increased $2,128,000, or 5.6%, in 2022 compared to 2021. The increase is due to increased visitation as we returned to more normalized operations in 2022 as described above, as well as increased poker drop and tournament revenue in 2022 from the removal of various capacity restrictions that were in effect through May 28, 2021. We also intend to maintain certain operational changes and improvements, to both poker and table games, which we believe is preferred by players and is contributing to increased revenue and margins.

FOOD AND BEVERAGE REVENUES

Food and beverage revenue increased $2,041,000, or 33.0%, to $8,227,000 for the year ended December 31, 2022 compared to 2021. The increase is due to increased visitation in 2022 as our business recovers from the effects of the COVID-19 pandemic described above. The Company also increased prices related to food and beverage sales to offset rising inflationary costs. Furthermore, the increase is due to being able to host large scale events in 2022, including a three-day music festival and nine-show concert series in the 2022 third quarter. As noted above, all capacity limits which had been implemented as a response to the COVID-19 pandemic were lifted on May 28, 2021.

OTHER REVENUES

Other revenue, consisting of admission revenues, corporate sponsorships, space rentals, and other miscellaneous activities, increased $1,541,000, or 26.2%, to $7,420,000 in 2022 compared to 2021. Other revenue for 2021 benefited from a one-time $515,00 COVID-19 relief grant. The increase in 2022 as compared to 2021 is due to the return of more normalized operations, emphasized by hosting a three-day music festival and ten-show concert series in the 2022 third quarter.

OPERATING EXPENSES

Total operating expenses increased $13,100,000, or 30.5%, to $55,943,000 in 2022, from $42,882,000 in 2021. Total operating expenses as of December 31, 2021 includes a credit to salaries and benefits of $6,314,000 related to the employee retention credit described above. Excluding the employee retention credit, total operating expenses increased $6,748,000, or 13.7%, in 2022 compared to 2021 due to increases in all categories of expense as we returned to more normalized operations in 2022 as compared to 2021. Total operating expenses as a percentage of net revenues increased to 83.7% in 2022 from 81.5% in 2021 when removing the employee retention credit from 2021.

Total purse expense increased $492,000, or 6.1%, in 2022 compared to 2021. The increase is due to increases in Casino and pari-mutuel revenues. This also resulted in an increase in Minnesota Breeders' Fund (the "MBF") expense (shown below). As discussed in greater detail in Item 1 above, Minnesota law requires us to allocate a portion of Casino revenues, wagering handle on simulcast and live horse races, and ADW source market fees for future payment as purses for live horse races and other authorized uses. While most of these amounts were paid into the purse funds for thoroughbred and quarter horse races, Minnesota law requires that a portion of the amounts allocated for purses be paid into the MBF.

			Minnesota Breeders’
	Purse Expense		Fund Expense
	2022	2021	2022	2021
Casino	$4,852,000	$4,584,000	$539,000	$509,000
Simulcast Racing	1,477,000	1,463,000	482,000	467,000
Live Racing	2,201,000	1,991,000	98,000	85,000
Total	$8,530,000	$8,038,000	$1,119,000	$1,061,000

Salaries and benefits expense increased $9,249,000, or 61.2%, in 2022 compared to 2021. The increase is due to the $6,314,000 employee retention credit claimed under the CARES Act in 2021 that did not offset salaries and benefits expense in 2022. Excluding the employee retention credit, salaries and benefits expense increased $2,935,000, or 13.7%, in 2022 compared to 2021. The increase in 2022 is due to an increase in overall business operations, an increase in the number of personnel to support our resumption of normalized operations, as well as an increase to the wage rate for those personnel.

Cost of food and beverage sales increased $836,000, or 34.3%, in 2022 compared to 2021. The increase is consistent with the increase in food and beverage revenues. A contributing factor to the increased expenses were higher costs of food and beverage items due to inflationary pressures that were offset with the Company increasing our sale prices on these items.

Advertising and marketing costs increased $1,412,000, or 84.7%, in 2022 compared to 2021. The increase is primarily attributable to the increased expenditures that were funded by payments received under the CMA for joint marketing, as well as an increase in advertising and marketing spend to support our resumption of more normalized operations in 2022.

Professional and contracted service expenses increased $564,000, or 13.4% in 2022 compared to 2021. The increase is primarily attributable to expenses associated with increased information technology security as well as costs related to corporate partnership development and strategic planning for future operations.

During 2022, the Company recorded a gain on sale of land of $12,000 as of result of the sale of approximately 4.1 acres of land for approximately $1,200,000 in gross proceeds.

During 2022, the Company performed a review of any fixed assets that were no longer in service at December 31, 2022. As a result of this review, management determined to dispose of assets resulting in a loss on disposal of $175,735. In addition to this write-off, the Company had three additional asset disposals for a gain of $18,300, resulting in a net loss on disposal of assets of $157,435 for the year ended December 31, 2022.

During 2021, the Company recorded a gain on sale of land of $264,000 as of result of the sale of approximately 9.8 acres of land for approximately $3,500,000 in gross proceeds.

The Company recorded a provision for income taxes of $2,722,000 and $3,999,000 for 2022 and 2021, respectively. The decrease in our tax expense for 2022 compared to 2021 is due to a decrease in income before taxes from operations. Our effective tax rate was 26.6% and 25.3% for 2022 and 2021, respectively.

Net income for the years 2022 and 2021 was $7,513,000 and $11,798,000, respectively.

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

Estimate of the allowance for doubtful accounts - Property Tax Increment Financing "TIF" Receivable

As of December 31, 2022, the Company recorded a TIF receivable on its Consolidated Balance Sheet of approximately $13,294,000, which represents $11,301,000 of principal and $1,993,000 of interest. The TIF receivable requires significant management estimates and judgement pertaining to whether an allowance for doubtful accounts is necessary. The TIF receivable was generated in connection with the Contract for Private Redevelopment, in which the City of Shakopee has agreed that a portion of the future tax increment revenue generated from the developed property around the Racetrack will be paid to the Company to reimburse it for expenses in constructing public infrastructure improvements.

The Company typically performs an annual collectability analysis of the TIF receivable in the fourth quarter of each year, or more frequently if indicators of the receivable to be potentially uncollectable exist. The Company utilizes the assistance of a third party to assist with the projected tax increments. The quantitative analysis includes assumptions based on the market values of the completed development projects within Canterbury Commons, which derives the future projected tax increment revenue. The Company uses the analysis to determine if the future tax increment revenue will exceed the Company's development costs on infrastructure improvements. As a result of our analysis for the year ended December 31, 2022, management believes the TIF receivable will be fully collectible and no allowance related to this receivable is necessary.

COOPERATIVE MARKETING AGREEMENT

The amounts received from the marketing payments under the CMA are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the year ended December 31, 2022, the Company recorded $1,920,000 in other revenue and incurred $1,697,000 in advertising and marketing expense and $222,000 in depreciation related to the SMSC marketing payment. For the year ended December 31, 2021, the Company recorded $1,516,000 in other revenue and incurred $1,391,000 in advertising and marketing expense and $125,000 in depreciation related to the SMSC marketing payment. The excess of amounts received over revenue is reflected as deferred revenue on the Company’s consolidated balance sheets.

CONTINGENCIES

Effective on December 21, 2021, the Company entered into a Contribution and Indemnity Agreement ("Indemnity Agreement") with affiliates of Doran Companies ("Doran") relating to debt financing by Doran Canterbury I, LLC as borrower, which is guaranteed by Doran affiliates. Under the Indemnity Agreement, the Company is obligated to reimburse and indemnify each loan guarantor for any amounts paid by such loan guarantor to the lender on debt financing by Doran Canterbury I, LLC, up to a maximum of $5,000,000. Effective on October 27, 2022, the Indemnity Agreement was amended to increase the maximum indemnification by an additional $700,000.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at December 31, 2022 and as of the date of this report will not have a material impact on the Company’s consolidated financial position or results of operations.

The Company has committed to payment of statutory distributions under a $500,000 bond issued to the MRC as required under Minnesota law. The Company was not required to make any payments related to this bond in 2022 or 2021, and there is no liability related to this bond on the balance sheet as of December 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

Cash provided by operating activities for 2022 was $11,217,000 as a result of net income of $7,513,000 and was increased by 2022 noncash charges from depreciation of $2,981,000, stock-based compensation expense of $449,000, stock-based employee match contribution of $618,000, and loss from equity investment of $1,568,000. Cash from operating activities in 2022 was reduced by a gain on sale of land of $12,000. The Company also experienced a decrease in Casino accruals of $573,000 and an increase in income taxes receivable of $788,000 in 2022 as compared to 2021. This was partially offset by an increase in our TIF receivable of $792,000 and a decrease in employee retention credit receivable of $211,000.

Cash provided by operating activities for 2022 was $13,498,000 as a result of net income of $11,798,000 and was increased by 2021 noncash charges from depreciation of $2,845,000, stock-based compensation expense of $548,000, stock-based employee match contribution of $557,000, and loss from equity investment of $2,703,000. Cash from operating activities in 2021 was reduced by a gain on sale of land of $264,000. The Company also experienced an increase in Casino accruals of $929,000 and a decrease in income taxes receivable of $2,768,000 in 2021 as compared to 2020. This was partially offset by a decrease in payable to horsepersons of $1,451,000, an increase in TIF receivable of $614,000, and an increase in employee retention credit receivable of $6,314,000.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities for 2022 of $9,275,000 was used primarily for additions to land, buildings, and equipment, an increase in related party receivable, purchases of short-term investments, and an equity investment contribution. This was partially offset by proceeds received from the sale of land.

Net cash used in investing activities for 2022 of $2,502,000 was used primarily for additions to land, buildings, and equipment, increase in related party receivable, and an equity investment contribution. This was partially offset by proceeds received from the sale of land.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in financing activities for 2022 was $1,435,000 primarily due to the reinstituted quarterly cash dividend as well as payments for taxes of equity awards, partially offset by proceeds from the issuance of common stock.

Net cash provided by financing activities for 2022 was $130,000 primarily due to proceeds from the issuance of common stock, partially offset by payments for taxes of equity awards. Given that we reinstituted our quarterly cash dividend in January 2022, we expect net cash used by financing activities to increase in 2022.

CASH AND CAPITAL RESOURCES

At December 31, 2022, we had cash, cash equivalents, and restricted cash of $16,106,000 compared to $15,599,000 at December 31, 2021. This $507,000 increase consisted of $11,217,000 of net cash provided by operating activities, offset by $9,275,000 of net cash used in financing activities and $1,435,000 of net cash used in investing activities. We believe our existing cash and cash equivalents, along with our short-term investments and cash flow from operations and availability of borrowing under our revolving line of credit agreement, will be sufficient to meet our liquidity and working capital requirements beyond the next 12 months.

Additionally, we expect to receive the remaining employee retention credit payments of $6,103,236 in 2023. Upon receipt, we expect to allocate these funds towards a combination of further investment in our team members, growth investments, capital expenditures, and deferred maintenance capital spending. We also have finalized our stable area improvement plan, and are awaiting grading and utility permits from the city to begin the barn relocation and redevelopment process. We expect to invest approximately $15 million in the stable area improvement plan as currently designed, staged over the course of the next two years. We expect to use nearly all of the proceeds from the land sale to Swervo in connection with the amphitheater to fund the stable area improvement plan, as well as our other sources of liquidity. Following the expiration of the CMA on December 31, 2022, we will not receive any purse enhancement, marketing payments or other amounts under the CMA, which for 2022 was $7,280,000 in purse enhancement payments and $1,620,000 in marketing payments.

The Company has a general credit and security agreement with a financial institution. This agreement was amended as of December 23, 2020 to extend the maturity date to February 28, 2021. The agreement was also amended as of February 28, 2021 to extend the maturity date to January 31, 2024 and increase its revolving credit line up to $10,000,000. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company, as well as a mortgage on certain real property. The Company had no borrowings under the credit line during the year ended December 31, 2022. As of December 31, 2022, the outstanding balance on the line of credit was $0. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements at all times throughout 2022.

Our three largest sources of revenue: pari-mutuel wagering, Casino operations, and food and beverage, are all based on cash transactions. Consequently, we have significant inflows of cash on a daily basis. We designate cash balances that will be required to satisfy certain short-term liabilities such as progressive jackpots, the player pool, and amounts due horsemen for purses and awards as “restricted” as a separate balance sheet item.

The Company offers unbanked table games that refer to a wagering system or game where wagers “lost” or “won” by the host are accumulated into a “player pool” to enhance the total amount paid back to players in any other card game. The Company is required to return accumulated player pool funds to the players through giveaways, promotional items, prizes or by other means. The player pool liability was $1,064,000 and $973,000 at December 31, 2022 and 2021, respectively. Additionally, the table games jackpot pool was $309,000 and $675,000 at December 31, 2022 and 2021, respectively.

The Company also maintains a poker promotional pool where a portion of the poker "rake" is collected and accumulated into a promotional pool to enhance the total amount paid back to poker players. The Company is required to return accumulated poker promotional pool funds to the players through poker jackpots, giveaways, promotional items, prizes or by other means. The poker promotional pool liability was $576,000 and $934,000 at December 31, 2022 and 2021, respectively.

The Casino offers progressive jackpots for poker games. Amounts collected for these jackpot funds are accrued as liabilities until paid to winners. At December 31, 2022 and 2021, accrued jackpot funds totaled $132,000 and $189,000, respectively. The MRC regulates the operation of the player pool and progressive jackpot pools. These liabilities have the potential for significant fluctuation on a daily basis.

All games in the Casino are played using chips. The value of chips issued and outstanding, referred to as the “outstanding chip liability,” was $587,000 and $475,000 at December 31, 2022 and 2021, respectively. This liability has the potential for significant fluctuation on a daily basis depending upon the demand for chip redemptions and sales.

Our second largest individual operating expense item is purse expense. Pursuant to an agreement with the MHBPA, we transferred into a trust account or paid directly to the MHBPA, approximately $7,846,000 and $8,903,000 in purse funds related to thoroughbred races for 2022 and 2021, respectively. Minnesota law provides that amounts transferred into this trust account are the property of the trust and not the Company. There were no unpaid purse fund obligations due to the MHBPA at December 31, 2022 or 2021.

In March 2014, the Company entered into a seven-year agreement with a new totalizator provider, which was extended an additional year in 2021. Pursuant to the agreement, the vendor provides totalizator equipment and related software that records and processes all wagers and calculates odds and payoffs. The amounts charged to operations for totalizator expenses for the years ended December 31, 2022 and 2021 were $253,000 and $262,000, respectively. In March 2022, the Company entered into a five-year agreement with a new totalizator provider. Under the new agreement, $166,400 was charged to operations in 2022. The future minimum purchase obligations under the new agreement are $166,400 per year for each of the next four years.

In August 2018, the Company entered into a Contract for Private Redevelopment with the City of Shakopee in connection with a Tax Increment Financing District (“TIF District”) which was amended in September 2021. The Company is obligated to construct certain public infrastructure improvements within the TIF District, and will be reimbursed by the City of Shakopee by future tax increment revenue generated from the developed property. See Note 12 for a more detailed description of the agreement.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by the use of terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “project,” “seek,” “should,” “will,” and similar words or similar expressions (or negative versions of such words or expressions). We also may make forward-looking statements in other reports filed with the SEC, in press releases, and in other communications to shareholders or the investing public.

Forward-looking statements are not guarantees of future actions, outcomes, results or performance. Any forward-looking statement made by us or on our behalf speaks only as of the date on which such statement is made. There are many important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or the results expressed in or implied by any forward-looking statements. These important factors include, but are not limited to:

●	Our business is sensitive to reductions in discretionary consumer spending as a result of downturns in the economy and other factors outside of our control.
●

Because purse enhancement payments and marketing payments under our CMA with SMSC will not continue after December 31, 2022, we are likely to experience decreased revenue and profitability from live racing.

●	We may not be able to attract a sufficient number of horses and trainers to achieve above average field sizes.
●

We face significant competition, both directly from other racing and gaming operations and indirectly from other forms of entertainment and leisure time activities, which could have a material adverse effect on our operations.

●	Nationally, the popularity of horse racing has declined.
●	A lack of confidence in the integrity of our core businesses could affect our ability to retain our customers and engage with new customers.
●	Horse racing is an inherently dangerous sport and our racetrack is subject to personal injury litigation.
●	Our business depends on using totalizator services.
●	Inclement weather and other conditions may affect our ability to conduct live racing.
●	Our business and operations have been, and may in the future, be adversely affected by epidemics, pandemics, outbreaks of disease, and other adverse public health developments, including COVID-19.
●

We are subject to changes in the laws that govern our business, including the possibility of an increase in gaming taxes, which would increase our costs, and changes in other laws may adversely affect our ability to compete.

●	We are subject to extensive regulation from gaming authorities that could adversely affect us.
●	We rely on the efforts of our partner Doran for the development and profitable operation of our Triple Crown Residences at Canterbury Park joint venture.
●	We rely on the efforts of our partner Greystone Construction for a new development project.
●	We may not be successful in executing our real estate development strategy.
●	We are obligated to make improvements in the TIF district and will be reimbursed only to the extent of future tax revenue.
●	We may be adversely affected by the effects of inflation.
●	An increase in the minimum wage mandated under Federal or Minnesota law could have a material adverse effect on our operations and financial results.
●	Our success may be affected if we are not able to attract, develop and retain qualified personnel.
●	The payment and amount of future dividends is subject to Board of Director discretion and to various risks and uncertainties.
●	Our information technology and other systems are subject to cyber security risk including misappropriation of customer information or other breaches of information security.
●

We process, store, and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business.

We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)          Financial Statements

The following financial statements of the Company are set forth on pages 34 through 59 of the Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Canterbury Park Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Canterbury Park Holding Corporation and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended and the related notes (collectively referred to as the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.

/s/ Wipfli LLP

We have served as the Company's auditor since 2014.

Minneapolis, Minnesota

   March 21, 2023

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2022 and 2021

	2022	2021
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,989,087	$11,869,866
Restricted cash	3,116,916	3,728,887
Short-term investments	5,000,000	—
Accounts receivable, net of allowance of $19,250 at December 31, 2022 and 2021	618,365	388,304
Employee retention credit receivable	6,103,236	6,314,468
Inventory	262,073	248,389
Prepaid expenses	557,520	580,799
Income taxes receivable and prepaid income taxes	2,052,364	1,264,056
Total current assets	30,699,561	24,394,769

LONG-TERM ASSETS
Deposits	27,000	29,500
Other prepaid expenses	41,774	66,632
TIF receivable	13,294,337	12,502,743
Related party receivable (Note 13)	2,555,320	2,178,799
Operating lease right-of-use assets	—	22,786
Equity investment (Note 12)	6,863,517	6,389,869
Land held for development	2,303,010	3,116,771
Land, buildings, and equipment, net (Note 3)	36,491,660	34,360,586
Total long-term assets	61,576,618	58,667,686
TOTAL ASSETS	$92,276,179	$83,062,455

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,368,683	$2,306,431
Casino accruals	2,684,444	3,257,277
Accrued wages and payroll taxes	1,814,879	1,769,578
Cash dividend payable	341,602	—
Accrued property taxes	795,646	774,324
Deferred revenue	413,442	733,292
Payable to horsepersons	993,529	923,423
Current portion of finance lease obligations	18,973	27,062
Current portion of operating lease obligations	—	22,786
Total current liabilities	10,431,198	9,814,173

LONG-TERM LIABILITIES
Deferred income taxes (Note 4)	7,474,015	7,671,015
Investee losses in excess of equity investment	3,185,923	1,205,068
Finance lease obligations, net of current portion	—	18,973
Total long-term liabilities	10,659,938	8,895,056
TOTAL LIABILITIES	21,091,136	18,709,229

STOCKHOLDERS’ EQUITY (Note 5)
Common stock, $.01 par value, 10,000,000 shares authorized, 4,888,975 and 4,812,085, respectively, shares issued and outstanding	48,890	48,121
Additional paid-in capital	25,914,644	24,894,571
Retained earnings	45,221,509	39,410,534
Total stockholders’ equity	71,185,043	64,353,226
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$92,276,179	$83,062,455

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED December 31, 2022 and 2021

	2022	2021
OPERATING REVENUES:
Casino	$40,218,953	$38,090,835
Pari-mutuel	10,957,692	10,243,835
Food and beverage	8,227,105	6,185,832
Other	7,420,131	5,879,196
Total Net Revenues	66,823,881	60,399,698

OPERATING EXPENSES:
Purse expense	8,530,090	8,037,994
Minnesota Breeders’ Fund	1,118,968	1,061,624
Other pari-mutuel expenses	962,579	999,654
Salaries and benefits	24,355,049	15,105,558
Cost of food and beverage and other sales	3,272,472	2,436,618
Depreciation	2,981,168	2,844,647
Utilities	1,747,744	1,615,901
Advertising and marketing	3,098,437	1,677,424
Professional and contracted services	4,772,565	4,208,622
Loss on disposal of assets	157,435	—
Other operating expenses	4,946,914	4,893,750
Total Operating Expenses	55,943,422	42,881,792
Gain on sale of land (Note 12)	12,151	263,581
INCOME FROM OPERATIONS	10,892,610	17,781,487
OTHER INCOME (LOSS)
Loss from equity investment	(1,567,822)	(2,703,299)
Interest income, net	909,958	719,365
Net Other Loss	(657,864)	(1,983,934)
INCOME BEFORE INCOME TAXES	10,234,746	15,797,553
INCOME TAX EXPENSE (Note 4)	(2,721,800)	(3,999,400)
NET INCOME	$7,512,946	$11,798,153

Basic earnings per share	$1.55	$2.47
Diluted earnings per share	$1.54	$2.44
Weighted Average Basic Shares Outstanding	4,854,339	4,776,007
Weighted Average Diluted Shares	4,892,600	4,827,761

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED December 31, 2022 and 2021

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2020	4,748,012	$47,480	$23,631,618	$27,614,087	$51,293,185

Exercise of stock options	3,654	37	48,562	—	48,599
Stock-based compensation	—	—	548,282	—	548,282
Dividend distribution	—	—	—	(1,706)	(1,706)
401(K) stock match	33,998	340	557,056	—	557,396
Issuance of deferred stock awards	14,597	146	(26,094)	—	(25,948)
Shares issued under Employee Stock Purchase Plan	11,824	118	135,147	—	135,265
Net income	—	—	—	11,798,153	11,798,153

Balance at December 31, 2021	4,812,085	48,121	24,894,571	39,410,534	64,353,226

Stock-based compensation	—	—	449,891	—	449,891
Dividend distribution	—	—	—	(1,701,971)	(1,701,971)
401(K) stock match	25,939	260	618,475	—	618,735
Issuance of deferred stock awards	41,816	418	(213,026)	—	(212,608)
Shares issued under Employee Stock Purchase Plan	9,135	91	164,733	—	164,824
Net income	—	—	—	7,512,946	7,512,946

Balance at December 31, 2022	4,888,975	$48,890	$25,914,644	$45,221,509	$71,185,043

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED December 31, 2022 and 2021

	2022	2021
Operating Activities:
Net income	$7,512,946	$11,798,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,981,168	2,844,647
Stock-based compensation expense	449,891	548,282
Stock-based employee match contribution	618,735	557,396
Deferred income taxes	(197,000)	323,315
Loss on disposal of assets	157,435	—
Loss from equity investment	1,567,822	2,703,299
Gain on sale of land	(12,151)	(263,581)
Changes in operating assets and liabilities:
Accounts receivable	(230,061)	(157,049)
Employee retention credit receivable	211,232	(6,314,468)
Increase in TIF receivable	(791,594)	(614,173)
Inventory, prepaid expenses and deposits	36,953	(158,387)
Income taxes receivable/payable and prepaid income taxes	(788,308)	2,767,565
Operating lease right-of-use assets	22,786	22,271
Operating lease liabilities	(22,786)	(22,271)
Accounts payable	456,328	(901,150)
Deferred revenue	(319,850)	297,426
Casino accruals	(572,833)	929,283
Accrued wages and payroll taxes	45,301	619,476
Accrued property taxes	21,322	(30,493)
Payable to horsepersons	70,106	(1,451,273)
Net cash provided by operating activities	11,217,442	13,498,268

Investing Activities:
Additions to land, buildings, and equipment	(4,997,481)	(3,780,759)
Proceeds from sale of land	1,159,640	2,288,952
Purchase of short-term investments	(5,000,000)	—
Cash dividends received from investments	337,192	—
Increase in related party receivable	(376,521)	(636,889)
Equity investment contribution	(397,807)	(372,992)
Net cash used in investing activities	(9,274,977)	(2,501,688)

Financing Activities:
Proceeds from issuance of common stock	164,824	183,864
Cash dividend paid to shareholders	(1,360,369)	(1,706)
Payments for taxes related to net share settlement of equity awards	(212,608)	(25,948)
Principal payments on finance lease	(27,062)	(25,749)
Net cash (used in) provided by financing activities	(1,435,215)	130,461

Net increase in cash, cash equivalents, and restricted cash	507,250	11,127,041

Cash, cash equivalents, and restricted cash at beginning of year	15,598,753	4,471,712

Cash, cash equivalents, and restricted cash at end of year	$16,106,003	$15,598,753

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED December 31, 2022 and 2021 (continued)

Schedule of non-cash investing and financing activities
Additions to land, buildings, and equipment funded through accounts payable	$606,000	$254,000
Dividend declared but not yet paid	342,000	—
Transfer of future TIF reimbursed costs from land, buildings, and equipment	—	471,000
Change in investee losses in excess of equity investments	1,981,000	1,205,000

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$3,707,000	$897,519
Interest paid	2,000	3,000

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED December 31, 2022 and 2021

1.    OVERVIEW AND BASIS OF PRESENTATION

Business – The Company’s Racetrack operations are conducted at facilities located in Shakopee, Minnesota, approximately 25 miles southwest of downtown Minneapolis. In May 1994, the Company commenced year-round horse racing simulcast operations and hosted the first annual live race meet during the summer of 1995. The Company’s live racing operations are a seasonal business as it hosts live race meets each year from May until September. The Company earns additional pari-mutuel revenue by televising its live racing to out-of-state racetracks around the country. Canterbury Park’s Casino operates 24 hours a day, seven days a week and is limited by Minnesota State law to conducting card play on a maximum of 80 tables. The Casino currently offers a variety of poker and table games. The Company’s three largest sources of revenues include: Casino operations, pari-mutuel operations and food and beverage sales. The Company also derives revenues from related services and activities, such as admissions, advertising signage, publication sales, and from other entertainment events and activities held at the Racetrack. Additionally, the Company is redeveloping approximately 140 acres of underutilized land surrounding the Racetrack in a project known as Canterbury Commons. The Company is pursuing several mixed-use development opportunities for this land, directly and through joint ventures.

Basis of Presentation - The consolidated financial statements include the accounts of Canterbury Park Holding Corporation and its direct and indirect subsidiaries Canterbury Park Entertainment, LLC, Canterbury Park Concessions, Inc., and Canterbury Development, LLC (collectively, the "Company"), after elimination of intercompany accounts and transactions.

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

2.    ACCOUNTING STANDARDS AND SIGNIFICANT ACCOUNTING POLICIES

Summary of Significant Accounting Policies

Revenue Recognition – The Company’s primary revenues with customers consist of Casino operations, pari-mutuel wagering on simulcast and live horse races, and food and beverage transactions. We determine revenue recognition through the following steps:

●	Identification of the contract, or contracts, with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligation in the contract
●	Recognition of revenue when, or as, we satisfy a performance obligation

The transaction price for a Casino contract is a set percentage of wagers and is recognized at the time that the wagering process is complete. The transaction price for pari-mutuel wagering is the commission received on a wager, exclusive of any track fees and is recognized upon occurrence of the live race that is presented for wagering and after that live race is made official by the respective state’s racing regulatory body. The transaction price for food and beverage contracts is the net amount collected from the customer for these goods. Food and beverage services have been determined to be separate, stand-alone performance obligations and the transaction price is recorded as revenue as the good is transferred to the customer when delivery is made.

Contracts for Casino operations and pari-mutuel wagering involve two performance obligations for those customers earning points under the Company’s loyalty program and a single performance obligation for customers who do not participate in the program. The Company applies a practical expedient by accounting for its gaming contracts on a portfolio basis as these wagers have similar characteristics and the Company reasonably expects the effects on the financial statements of applying the revenue recognition guidance to the portfolio will not differ materially from that which would result if applying the guidance to an individual wagering contract. For purposes of allocating the transaction price in a wagering contract between the wagering performance obligation and the obligation associated with the loyalty points earned, the Company allocates an amount to the loyalty point contract liability based on the stand-alone redemption value of the points earned, which is determined by the value of a point that can be redeemed for a cash voucher, food and beverage voucher, racing admission, valet parking, or racing forms. Based on past experience, the majority of customers redeem their points for cash vouchers.

We have two general types of liabilities related to Casino contracts with customers: (1) our MVP Loyalty Program and (2) outstanding chip liability. These are included in the line item Casino accruals on the Consolidated Balance Sheets. We defer the full retail value of these complimentary reward items until the future revenue transaction occurs.

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

Short-Term Investments – Short-term investments include cash investments into short-to intermediate-term fixed income securities. Such investments are not included as "Cash and cash equivalents" as the original maturities are greater than three months and are intended to be held until maturity.

Employee Retention Credit ("ERC") – The Company qualified for federal government assistance through ERC provisions of the CARES Act passed in 2020, for the 2020 second, third, and fourth quarters, as well as the 2021 first and second quarters. The purpose of the ERC is to encourage employers to keep employees on the payroll, even if they are not working during the covered period because of the coronavirus outbreak. We recognize government grants for which there is a reasonable assurance of compliance with grant conditions and receipt of credits. The Company's expected one-time refunds at December 31, 2022 and 2021 were $6,103,236 and $6,314,468, respectively, and are included on the Consolidated Balance Sheets as an employee retention credit receivable, as well as on the Consolidated Statements of Operations as a credit to salaries and benefits expense in 2021.

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

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) – The Minnesota Pari-mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations. Pursuant to an agreement with the MHBPA, the Company transferred into a trust account or paid directly to the MHBPA, approximately $7,846,000 and $8,903,000 for the years ended December 31, 2022 and 2021, respectively, related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company.

Impairment of Long-Lived Assets – The Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the event that facts and circumstances indicate that the carrying value of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. During 2022 and 2021, the Company determined that no evaluations of recoverability were necessary.

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

Casino Accruals – Minnesota law allows the Company to collect amounts from patrons to fund progressive jackpot pools in the Casino. These amounts, along with amounts earned by the player pool, promotional pools, and the outstanding chip liability, are accrued as short-term liabilities at each balance sheet date.

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

Interest and penalties associated with uncertain income tax positions are presented in income tax expense. For the years ended December 31, 2022 and 2021, the Company did not recognize any expense related to interest and penalties.

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

3.    LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment, at cost, consist of the following at December 31, 2022 and 2021:

	2022	2021
Land	$3,063,325	$2,813,239
Buildings and building improvements	42,590,623	42,931,835
Furniture and equipment	21,409,954	23,073,308
Construction in progress	4,218,089	1,900,305
	71,281,991	70,718,687
Accumulated depreciation	(34,790,331)	(36,358,101)
	$36,491,660	$34,360,586

The Company has included land held for development as a separate line on the consolidated balance sheet. This amount represents land owned for potential real estate development and totaled approximately $2,303,000 and $3,117,000 at December 31, 2022 and 2021, respectively.

4.    INCOME TAXES

A reconciliation between income taxes computed at the statutory federal income tax rate and the effective tax rate for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021
Federal tax (benefit) expense at statutory rates	$2,149,300	$3,317,500
Nondeductible lobbying expense	10,200	11,300
State expense, net of federal impact	753,500	747,700
Stock option expense	(78,600)	15,400
Long term incentive and restricted stock unit expense	(9,600)	(600)
Other	(103,000)	(91,900)
	$2,721,800	$3,999,400

Income tax expense (benefit) for the years ended December 31, 2022 and 2021 consists of the following:

	2022	2021
Current
Federal	$2,010,700	$3,228,800
State	908,100	447,300
	2,918,800	3,676,100
Deferred, Federal	(242,700)	(175,800)
Deferred, State	45,700	499,100
	$2,721,800	$3,999,400

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows:

	2022	2021
Deferred tax assets:
Vacation accrual	$67,600	$60,500
Player rewards program accrual	120,100	112,200
Stock options	118,700	149,000
Long-Term Incentive Plan	—	38,100
Lease obligations	—	13,200
Other	5,785	5,685
Net deferred tax assets	312,185	378,685
Deferred tax liabilities:
Land, building and equipment - cost and depreciation	(4,202,800)	(4,341,400)
Investment in joint ventures	(2,866,400)	(3,202,500)
Prepaid expenses	(144,100)	(125,500)
TIF receivable accrued interest	(572,900)	(380,300)
Net deferred tax liabilities	(7,786,200)	(8,049,700)
Net long-term deferred tax liabilities	$(7,474,015)	$(7,671,015)

The Company is subject to U.S. and Minnesota taxation. The Company is no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2019.

5.    STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Stockholders’ Equity

Employee Stock Purchase Plan:

The Company offers an Employee Stock Purchase Plan (the “ESPP”) that is open to all employees working more than 15 hours per week. Shares of the Company’s common stock may be purchased by employees at six-month intervals at 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. Employees purchased 9,135 and 11,824 shares in 2022 and 2021, respectively. As of December 31, 2022, a total of 354,134 shares have been issued from the 450,000 shares authorized.

KSOP:

The Company offers a KSOP Plan (the “KSOP”) that includes the Employee Stock Ownership Plan (the “ESOP”) and the 401(k) Plan. The KSOP allows the Company to use Company stock to match contributions from its employees should it so choose. The KSOP is available to eligible employees who had completed six months of service. Beginning January 1, 2016, the matching of employee contributions were issued in Company stock. Employer contributions charged to operations for stock matching of employee contributions for the year ended December 31, 2022 and 2021 totaled approximately $619,000 and $557,000, respectively.

Stock Repurchase Plan:

In 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock in open market transactions or block purchases of privately negotiated transactions. The Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and in 2012, authorized the repurchase of an additional 100,000 shares of the Company’s common stock. No shares were repurchased in 2022 or 2021. In March 2022, the Board of Directors determined to terminate the stock repurchase plan.

Stock-Based Compensation

Stock-based compensation is recorded at fair value as of the date of grant, is included in the salaries and benefits expense line item on the consolidated statements of operations and amounted to approximately $450,000 and $548,000 for the years ended December 31, 2022 and 2021, respectively.

Stock Options:

The Company’s Stock Plan, as amended, (the “Plan”) provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and non-employees, including directors of and consultants to the Company and any subsidiary, to purchase up to a maximum of 1,650,000 shares of common stock. The Company currently has 193,460 shares available for grant under the Plan. The Plan is administered by the Board of Directors which determines the persons who are to receive awards under the Plan, the type of award to be granted, the number of shares subject to each award and, if an option, the exercise price of each option.

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

Stock option activity related to the Plan during the years ended December 31, 2022 and 2021 is summarized below:

	2022		2021

		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Options	Price	Shares	Price
Outstanding at beginning of year	—	$—	9,000	$13.30
Granted	—	—	—	—
Exercised	—	—	(3,654)	13.30
Expired/Forfeited	—	—	(5,346)	13.30

Outstanding at end of year	—	$—	—	$—

Options exercisable at end of year	—	$—	—	$—

The grant-date fair value of options outstanding and exercisable at December 31, 2022 and 2021 was $0. As of December 31, 2022, there are no options outstanding.

There were no options granted in 2022 or 2021. The total fair value of options exercised during the years ended December 31, 2022 and 2021 was $0 and $23,000, respectively. The total intrinsic value of options exercised during 2022 and 2021 was $0.

Long Term Incentive Plan

In 2016, the Board of Directors of the Company approved a new plan for long-term incentive compensation of the Company’s named executive officers (NEOs) and other Senior Executives called the Canterbury Park Holding Corporation Long Term Incentive Plan (the “LTI Plan”). The LTI Plan authorizes the grant of Long Term Incentive Awards that provide an opportunity to NEOs and other Senior Executives to receive a payment in cash or shares of the Company’s common stock to the extent of achievement at the end of a period greater than one year (the “Performance Period”) as compared to Performance Goals established at the beginning of the Performance Period. The Company historically has used three years as the Performance Period. The LTI Plan is a sub-plan of the Company’s Stock Plan.

In 2019, the Board approved long term incentive awards to Company officers and key employees for the 2019-2021 performance period of the LTI Plan. Each officer and key employee was granted an Incentive Award which provided an opportunity to receive a payout of shares of the Company’s common stock to the extent of achievement compared to Performance Goals at the end of the three year Performance Period. The Company paid out 8,915 shares of common stock in the 2022 first quarter related to the LTI Plan awards for the three Performance Period of 2019-2021. Due to the general uncertainty that persisted at the beginning of 2021 when the 2021- 2023 LTI Plan and 2022-2024 LTI Plan would have been adopted, the Compensation Committee did not adopt an LTI Plan for three-year performance period of 2021-2023 or the three-year performance period for 2022-2024. Instead granted other awards designed to executive officers and other officers as described below under “Employee Deferred Stock Awards.”

The Company recorded a compensation expense of $0 and $108,000 related to the LTI Plan for 2022 and 2021, respectively.

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

Below is a summary of changes in Board of Directors unvested deferred stock award grants as of December 31, 2022:

		Weighted
		Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2021	10,710	$14.00
Granted	7,230	22.12
Vested	(10,710)	14.00
Forfeited	—	—
Non-Vested Balance, December 31, 2022	7,230	$22.12

Employee Deferred Stock Awards

In 2022, the Company granted employees deferred stock awards totaling 18,600 shares of common stock, with a vesting term of approximately four years and a fair value of $21.62 per share. During 2021, the Company granted employees deferred stock awards totaling 27,900 shares of common stock with a fair value of $13.33 per share. The vesting schedule of the awards is as follows: (i) 33% vesting and being issued in  February 2022, (ii) 33% vesting and being issued in  February 2023, and (iii) 33% vesting and being issued in  February 2024. The compensation cost associated with these grants of deferred stock awards are recorded in "Salaries and benefits" on the Consolidated Statements of Operations.

A summary of the changes in employee unvested deferred stock award grants as of December 31, 2022, is as follows:

		Weighted
		Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2021	43,400	$12.48
Granted	18,600	21.62
Vested	(20,800)	12.44
Forfeited	—	—
Non-Vested Balance, December 31, 2022	41,200	$16.62

At December 31, 2022, there was approximately $482,000 of total unrecognized stock-based compensation expense related to unvested employee and board of director deferred stock awards that is expected to be recognized over a period of approximately 1.7 years.

6.    NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the net income per common share computations for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
Net income (numerator) amounts used for basic and diluted per share computations:	$7,512,946	$11,798,153

Weighted average shares (denominator) of common stock outstanding:
Basic	4,854,339	4,776,007
Plus dilutive effect of stock options	38,261	51,754
Diluted	4,892,600	4,827,761

Net income per common share:
Basic	$1.55	$2.47
Diluted	1.54	2.44

There were no out-of-the money stock options at December 31, 2022 or December 31, 2021.

7.    GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with a financial institution. This agreement was amended as of December 23, 2020 to extend the maturity date to February 28, 2021. The agreement was also amended as of February 28, 2021 to extend the maturity date to January 31, 2024 and increase its revolving credit line up to $10,000,000. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company, as well as a mortgage on certain real property. The Company had no borrowings under the credit line during the year ended December 31, 2022. As of December 31, 2022, the outstanding balance on the line of credit was $0. The credit agreement contains covenants requiring the Company to maintain certain financial ratios.

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

Lease costs related to operating leases were $22,339 for each of the years ended December 31, 2022 and 2021. The total lease expenses for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or liability was $507,705 and $490,851 for the years ended December 31, 2022 and 2021, respectively.

Lease costs included in depreciation and amortization related to our finance leases were $23,795 for each of the years ended December 31, 2022 and 2021. Interest expense related to our finance leases was immaterial.

The following table shows the classification of the right of use assets on our Consolidated Balance Sheets:

		Year Ended December 31,
	Balance Sheet Location	2022	2021
Assets
Finance	Land, buildings and equipment, net (1)	$18,973	$46,035
Operating	Operating lease right-of-use assets	-	22,786
Total Leased Assets		$18,973	$68,821

1 – Finance lease assets are net of accumulated amortization of $106,586 and $79,524 for the years ended December 31, 2022 and 2021, respectively.

The following table shows the lease terms and discount rates related to our leases:

	Year Ended December 31,
	2022	2021
Weighted average remaining lease term (in years):
Finance	0.7	1.7
Operating	0.0	0.4
Weighted average discount rate (%):
Finance	5.0%	5.0%
Operating	0.0%	5.5%

The maturity of operating leases and finance leases for the year ended December 31, 2022 are as follows:

Year Ended December 31, 2022	Operating leases	Finance leases
2023	$-	$19,332
2024	—	—
Total minimum lease obligations	—	19,332
Less: amounts representing interest	—	(359)
Present value of minimum lease payments	—	18,973
Less: current portion	—	(18,973)
Lease obligations, net of current portion	$—	$(0)

Purchase Obligations

In March 2014, the Company entered into a seven-year agreement with a totalizator provider. Pursuant to the agreement, the vendor provides totalizator equipment and related software which records and processes all wagers and calculates odds and payoffs. The amounts charged to operations for totalizator expenses for the years ended December 31, 2022 and 2021 were $253,000 and $262,000, respectively. In March 2022, the Company entered into a five-year agreement with a new totalizator provider. Under the new agreement, $166,400 was charged to operations in 2022. The future minimum purchase obligations under the new agreement are $166,400 per year for each of the next four years.

9.    CONTINGENCIES

Effective on June 15, 2012, the Company entered into a Cooperative Marketing Agreement (the “CMA”) with the Shakopee Mdewakanton Sioux Community (“SMSC”). The CMA was amended in January 2015, 2016, 2017, 2018, and in June 2020 (as described below in Note 12). The CMA contained certain covenants that, if breached, would trigger an obligation to repay a specified amount related to such covenant. The CMA expired at December 31, 2022 and no breach of covenants had occurred that would result in the Company being required to pay the specified amount related to such covenant.

Effective on December 21, 2021, the Company entered into a Contribution and Indemnity Agreement ("Indemnity Agreement") with affiliates of Doran Companies ("Doran") relating to debt financing by Doran Canterbury I, LLC as borrower, which is guaranteed by Doran affiliates. Under the Indemnity Agreement, the Company is obligated to reimburse and indemnify each loan guarantor for any amounts paid by such loan guarantor to the lender on debt financing by Doran Canterbury I, LLC, up to a maximum of $5,000,000. Effective on October 27, 2022, the Indemnity Agreement was amended to increase the maximum indemnification by an additional $700,000.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at December 31, 2022 and as of the date of this report will not have a material impact on the Company’s consolidated financial positions or results of operations.

The Company has committed to payment of statutory distributions under a $500,000 bond issued to the Minnesota Racing Commission as required by Minnesota statute. The Company was not required to make any payments related to this bond in 2022 or 2021, and there is no liability related to this bond on the balance sheet as of December 31, 2022.

10.  OPERATING SEGMENTS

The Company has four reportable operating segments: horse racing,  Casino, food and beverage, and development. The horse racing segment primarily represents simulcast and live horse racing operations. The Casino segment represents operations of Canterbury Park’s Casino, the food and beverage segment represents food and beverage operations provided during simulcast and live racing, in the Casino, and during special events, and the development segment represents our real estate development operations. The Company’s reportable operating segments are strategic business units that offer different products and services. They are managed separately because the segments differ in the nature of the products and services provided as well as process to produce those products and services. The Minnesota Racing Commission regulates the horse racing and Casino segments.

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

The following tables represent a disaggregation of revenues from contracts with customers along with the Company’s operating segments (in 000’s):

	Year Ended December 31, 2022
	Horse Racing	Casino	Food and Beverage	Development	Total
Net revenues from external customers	$17,560	$40,219	$9,045	$—	$66,824
Intersegment revenues	216	—	1,031	—	1,247
Net interest income	96	—	—	814	910
Depreciation	2,482	301	198	—	2,981
Segment income (loss) before income taxes	687	10,446	2,441	(969)	12,605
Segment tax expense (benefit)	(448)	2,778	649	(257)	2,722

At December 31, 2022
Segment Assets	$71,338	$2,425	$30,341	$26,475	$130,579

	Year Ended December 31, 2021
	Horse Racing	Casino	Food and Beverage	Development	Total
Net revenues from external customers	$15,753	$38,092	$6,530	$25	$60,400
Intersegment revenues	26	—	811	—	837
Net interest (expense) income	—	—	719	—	719
Depreciation	2,567	75	203	—	2,845
Segment (loss) income before income taxes	1,878	13,774	1,580	(1,967)	15,265
Segment tax (benefit) expense	610	3,487	400	(498)	3,999

At December 31, 2021
Segment Assets	$50,647	$2,726	$27,091	$26,183	$106,647

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals for the years ended December 31, 2022 and 2021 (in 000’s):

	Year Ended December 31,
	2022	2021
Revenues
Total net revenue for reportable segments	$68,071	$61,237
Elimination of intersegment revenues	(1,247)	(837)
Total consolidated net revenues	$66,824	$60,400

Income (loss) before income taxes
Total segment income (loss) before income taxes	$12,605	$15,265
Elimination of intersegment income (loss) before income taxes	(2,370)	533
Total consolidated income (loss) before income taxes	$10,235	$15,798

	December 31,	December 31,
	2022	2021
Assets
Total assets for reportable segments	$130,579	$106,647
Elimination of intercompany balances	(38,303)	(23,585)
Total consolidated assets	$92,276	$83,062

11.  COOPERATIVE MARKETING AGREEMENT

On June 4, 2012, the Company entered into the CMA with the SMSC. The primary purpose of the CMA was to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s thoroughbred and quarter horse industry. Under the CMA, as amended, this was achieved through “Purse Enhancement Payments to Horsemen” paid directly to the MHBPA. Such payments had no direct impact on the Company’s consolidated financial statements or operations.

Because the Company conducted a more limited 2020 live race meet due to the COVID-19 pandemic, the Company and SMSC entered into the Fifth Amendment Agreement (“Fifth Amendment”) to the CMA effective  June 8, 2020. The annual purse enhancement that the SMSC was obligated to pay under the CMA for 2021 and 2022 was not changed and remained at $7,380,000 per year.

Under the CMA, as amended, SMSC also agreed to make “Marketing Payments” to the Company relating to joint marketing efforts for the mutual benefit of the Company and SMSC, including signage, joint promotions, player benefits, and events.

As noted above and affirmed in the Fifth Amendment, SMSC was obligated to make an annual purse enhancement of $7,380,000 and annual marketing payment of $1,620,000 for 2022.

The amounts received from the marketing payments under the CMA are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the year ended December 31, 2022, the Company recorded $1,920,000 in other revenue and incurred $1,697,000 in advertising and marketing expense and $222,000 in depreciation related to the SMSC marketing payment. For the year ended December 31, 2021, the Company recorded $1,516,000 in other revenue and incurred $1,391,000 in advertising and marketing expense and $125,000 in depreciation related to the SMSC marketing payment. The excess of amounts received over revenue is reflected as deferred revenue on the Company’s consolidated balance sheets.

Under the CMA, the Company agreed for the term of the CMA that it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

The CMA expired by its terms on December 31, 2022.

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

On September 27, 2018, Canterbury Development LLC contributed approximately 13 acres of land as its equity contribution in the Doran Canterbury I joint venture and became a 27.4% equity member. On December 20, 2018, financing for Doran Canterbury I was secured. As the Company is able to assert significant influence, but not control, over Doran Canterbury I’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. For the year ended December 31, 2022 and 2021, the Company recorded $1,981,000 and $2,693,000, respectively, in loss on equity method investments. In accordance with U.S. GAAP, since we are committed to provide future capital contributions to Doran Canterbury I, we also present as a liability in the accompanying Consolidated Balance Sheets for the net balance recorded for our share of Doran Canterbury I's losses in excess of the amount funded into Doran Canterbury I, which was $3,186,000 and $1,205,000 at December 31, 2022 and 2021, respectively.

We are a party to a contribution and indemnity agreement with affiliates of Doran relating to debt financing by Doran Canterbury I as borrower, which is guaranteed by Doran affiliates. Under the contribution and indemnity agreement, as amended, the Company is obligated to reimburse and indemnify each loan guarantor for any amounts paid by such loan guarantor to the lender on debt financing by Doran Canterbury I, up to a maximum of $5,700,000 as of December 31, 2022. See Note 9. “Contingencies.”

Doran Canterbury II, LLC

In connection with the execution of the amended operating agreement for Doran Canterbury I, on August 18, 2018, Canterbury Development LLC entered into an operating agreement with Doran Shakopee, LLC as the two members of a Minnesota limited liability company entitled Doran Canterbury II, LLC (“Doran Canterbury II”). Under the Doran Canterbury II operating agreement, Doran Canterbury II will pursue development of Phase II of the project. Phase II will include an additional 305 apartment units. Canterbury Development’s equity contribution to Doran Canterbury II for Phase II was approximately 10 acres of land, which were contributed to Doran Canterbury II on July 30, 2020. In connection with its contribution, Canterbury Development became a 27.4% equity member in Doran Canterbury II with Doran owning the remaining 72.6%. As the Company is able to assert significant influence, but not control, over Doran Canterbury II’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. As of December 31, 2022, the proportionate share of Doran Canterbury II's earnings was immaterial. During the years ended December 31, 2022 and December 31, 2021, the Company contributed approximately $398,000 and $373,000, respectively, as an equity investment contribution in Doran Canterbury II. Groundwork on the Doran Canterbury II site began in October 2020, paving the way for the ground-up construction of the second phase of apartments, which began construction in March 2022

Canterbury DBSV Development, LLC

On June 16, 2020, Canterbury Development, entered into an operating agreement with an affiliate of Greystone Construction, as the two members of a Minnesota limited liability company named Canterbury DBSV Development, LLC ("Canterbury DBSV"). Canterbury DBSV was formed as part of a joint venture between Greystone and Canterbury Development LLC for a multi-use development on the 13-acre land parcel located on the southwest portion of the Company’s racetrack. Canterbury Development’s equity contribution to Canterbury DBSV was approximately 13 acres of land, which were contributed to Canterbury DBSV on July 1, 2020. In connection with its contribution, Canterbury Development became a 61.87% equity member in Canterbury DBSV. As the Company is able to assert significant influence, but not control, over Canterbury DBSV’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. For the year ended December 31, 2022, the Company recorded $415,000 of income on equity investment related to this joint venture . For the year ended December 31, 2021, the Company recorded $63,000 in loss on equity investment related to this joint venture. For the year ended December 31, 2022, the Company also received $337,000 of dividend distributions related to this joint venture.

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

As of  December 31, 2022, the Company recorded a TIF receivable of approximately $13,294,000, which represents $11,301,000 of principal and $1,993,000 of interest. Management believes future tax revenues generated from current development activity will exceed the Company's development costs and thus, management believes no allowance related to this receivable is necessary. As of  December 31, 2021, the Company recorded a TIF receivable of approximately  $12,503,000, which represents $11,180,000 of principal and $1,323,000 of interest.

The Company expects to finance its improvements under the Redevelopment Agreement with funds from its current operating resources and existing credit facility and, potentially, third-party financing sources.

Recently Closed Transactions Under Real Estate Agreements

On  April 7, 2020, the Company entered into an agreement to sell approximately 11.3 acres of land to the west of the Racetrack to a third party for total consideration of approximately $2,400,000. The Company closed on the first phase of this transaction in  April 2021, which totaled approximately 7.4 acres of land for proceeds of approximately $1,200,000. The Company closed on the second phase of this transaction in  May 2022, which totaled approximately 4.0 acres of land for proceeds of approximately $1,200,000.

On  April 15, 2020, the Company entered into an agreement to sell approximately 2.4 acres of land on the west side of the Racetrack to a third party for total consideration of approximately $1,100,000. The Company closed on this transaction in  April 2021.

As a result of these three land sales, the Company recorded a gain of approximately $12,000 and $264,000 on the Consolidated Statements of Operations for the years ended December 31, 2022 and  December 31, 2021, respectively.

13.  RELATED PARTY RECEIVABLES

Since 2019, the Company has loaned money to the Doran Canterbury I and II joint ventures in member loans totaling approximately $2,269,000. These member loans bear interest at the rate equal to the Prime Rate plus two percent per annum and totaled $275,000 as of  December 31, 2022. The Company expects to be fully reimbursed for these member loans when the joint ventures achieve positive cash flow.

The Company has also recorded related party receivables of approximately $11,000 as of  December 31, 2022, for various related costs incurred by the Company. The Company expects to be fully reimbursed for these costs by the related parties in 2023.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2022. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2022.

(c)         Changes in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended December 31, 2022, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not Applicable.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Incorporated by Reference.

Except as noted below, the information required by this Item concerning directors and corporate governance is hereby incorporated by reference to the Company’s definitive proxy statement for the 2023 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the Commission within 120 days of December 31, 2022. Information required by this Item regarding executive officers is presented under Part I, Item 1. Business of this Annual Report on Form 10-K.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a).        The following Consolidated Financial Statements of Canterbury Park Holding Corporation and subsidiaries are included in Part II, Item 8 pages 34-59:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Operations for the years ended December 31, 2022 and 2021

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

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

10.5.1	First Amendment dated as of September 7, 2021 to the Contract for Private Redevelopment dated August 10, 2018 by and among Canterbury Park Holding Corporation, Canterbury Development LLC, the City of Shakopee, Minnesota, and the Economic Development Authority for the City of Shakopee, Minnesota. Filed as Exhibit 10.1 to the Form 8-K dated January 25, 2022 and incorporated herein by reference.

10.6	Canterbury Park Holding Corporation Annual Incentive Plan filed as Exhibit 99.1 to Form 8-K dated April 5, 2016 and incorporated herein by reference.

10.7	Canterbury Park Holding Corporation Long Term Annual Incentive Plan filed as Exhibit 99.2 to Form 8-K dated April 5, 2016 and incorporated herein by reference.

10.8	Canterbury Park Holding Corporation Employee Stock Purchase Plan, as amended through March 23, 2021, incorporated by reference from Appendix A to the Company's definitive proxy statement for its 2021 Annual Meeting of Shareholders held on June 3, 2021 and incorporated herein by reference.

10.9	Canterbury Form of Severance and Change in control Letter Agreement approved March 17, 2022 by and between Canterbury Park Holding Corporation and its executive officers, incorporated by reference from the Exhibit 10.2 to the Current Report on Form 8-K filed on March 22, 2022.

21	Subsidiaries of the Registrant

Exhibit Table Reference	Title of Document

23.1	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney, Included in Signature Page

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated March 20, 2023 announcing 2022 Fourth Quarter and Year-End Results

101

The following financial information from Canterbury Park Holding Corporation’s Annual Report on Form 10-K for the period ended December 31, 2022, formatted in eXtensible Business Reporting Language Inline XBRL; (i) Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the years ended December 31, 2022 and December 31, 2021, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022 and December 31, 2021, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022 and December 31, 2021, and (v) Notes to Financial Statements.

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

Dated: March 21, 2023		CANTERBURY PARK HOLDING CORPORATION

	By	/s/ Randall D. Sampson
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

Signature	Title	Date

/s/ Randall D. Sampson	Chief Executive Officer and President (principal executive officer) and Director	March 21, 2023
Randall D. Sampson

/s/ Carin J. Offerman	Director	March 21, 2023
Carin J. Offerman

/s/ Peter Ahn	Director	March 21, 2023
Peter Ahn

/s/ Mark Chronister	Director	March 21, 2023
Mark Chronister

/s/ Maureen H. Bausch	Director	March 21, 2023
Maureen H. Bausch

/s/ John S. Himle	Director	March 21, 2023
John S. Himle

/s/ Damon E. Schramm	Director	March 21, 2023
Damon Schramm

/s/ Randy J. Dehmer	Chief Financial Officer (principal financial officer and principal accounting officer)	March 21, 2023
Randy J. Dehmer