Form 10-Q
period 2023-03-31
Canterbury Park Holding Corp
filed 2023-05-12
CIK 1672909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2023.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission File Number: 001-37858

CANTERBURY PARK HOLDING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	47-5349765
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer
Organization)	Identification No.)

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

The Company had 4,910,408 shares of common stock, $.01 par value, outstanding as of May 12, 2023.

Canterbury Park Holding Corporation

PART 1 – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2023	2022
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$16,732,959	$12,989,087
Restricted cash	3,620,234	3,116,916
Short-term investments	5,000,000	5,000,000
Accounts receivable, net of allowance of $19,250 for both periods	963,371	618,365
Employee retention credit receivable	2,505,601	6,103,236
Inventory	268,350	262,073
Prepaid expenses	620,665	557,520
Income taxes receivable and prepaid income taxes	1,738,364	2,052,364
Total current assets	31,449,544	30,699,561

LONG-TERM ASSETS
Deposits	27,000	27,000
Other prepaid expenses	21,034	41,774
TIF receivable	13,499,248	13,294,337
Related party receivable	2,601,176	2,555,320
Equity investment	6,840,285	6,863,517
Land held for development	2,303,010	2,303,010
Land, buildings, and equipment, net	37,011,180	36,491,660
Total long-term assets	62,302,933	61,576,618
TOTAL ASSETS	$93,752,477	$92,276,179

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,094,734	$3,368,683
Casino accruals	2,964,798	2,684,444
Accrued wages and payroll taxes	2,036,595	1,814,879
Cash dividend payable	346,052	341,602
Accrued property taxes	993,234	795,646
Deferred revenue	846,795	413,442
Payable to horsepersons	1,177,828	993,529
Current portion of finance lease obligations	11,994	18,973
Total current liabilities	10,472,031	10,431,198

LONG-TERM LIABILITIES
Deferred income taxes	8,201,015	7,474,015
Investee losses in excess of equity investment	1,304,179	3,185,923
Total long-term liabilities	9,505,194	10,659,938
TOTAL LIABILITIES	19,977,225	21,091,136

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,910,408 and 4,888,975 respectively, shares issued and outstanding	49,104	48,890
Additional paid-in capital	26,084,008	25,914,644
Retained earnings	47,642,140	45,221,509
Total stockholders’ equity	73,775,252	71,185,043
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$93,752,477	$92,276,179

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
OPERATING REVENUES:
Casino	$9,714,355	$10,360,427
Pari-mutuel	1,133,334	1,246,687
Food and beverage	1,469,831	1,088,722
Other	982,038	942,136
Total Net Revenues	13,299,558	13,637,972

OPERATING EXPENSES:
Purse expense	1,334,973	1,437,641
Minnesota Breeders’ Fund	210,905	229,057
Other pari-mutuel expenses	189,609	204,698
Salaries and benefits	5,874,805	5,507,957
Cost of food and beverage and other sales	585,052	497,053
Depreciation and amortization	735,261	745,949
Utilities	388,848	358,384
Advertising and marketing	298,507	301,432
Professional and contracted services	1,004,228	940,479
Other operating expenses	1,123,549	989,086
Total Operating Expenses	11,745,737	11,211,736
INCOME FROM OPERATIONS	1,553,821	2,426,236
OTHER INCOME (LOSS)
Gain (Loss) from equity investment	1,858,512	(239,522)
Interest income, net	399,175	192,840
Net Other Income (Loss)	2,257,687	(46,682)
INCOME BEFORE INCOME TAXES	3,811,508	2,379,554
INCOME TAX EXPENSE	(1,041,000)	(605,641)
NET INCOME	$2,770,508	$1,773,913

Basic earnings per share	$0.57	$0.37
Diluted earnings per share	$0.56	$0.36
Weighted average basic shares outstanding	4,893,324	4,818,339
Weighted average diluted shares	4,923,132	4,864,247
Cash dividends declared per share	$0.07	$0.14

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended March 31, 2023

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2022	4,888,975	$48,890	$25,914,644	$45,221,509	$71,185,043

Stock-based compensation	—	—	129,477	—	129,477
Dividend declared	—	—	—	(349,877)	(349,877)
401(k) stock match	7,804	78	206,728	—	206,806
Issuance of deferred stock awards	13,629	136	(166,841)	—	(166,705)
Net income	—	—	—	2,770,508	2,770,508

Balance at March 31, 2023	4,910,408	$49,104	$26,084,008	$47,642,140	$73,775,252

For the three months ended March 31, 2022

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2021	4,812,085	$48,121	$24,894,571	$39,410,534	$64,353,226

Stock-based compensation	—	—	104,927	—	104,927
Dividend distribution	—	—	—	(675,872)	(675,872)
401(k) stock match	7,611	76	156,634	—	156,710
Issuance of deferred stock awards	19,601	196	(212,055)	—	(211,859)
Net income	—	—	—	1,773,913	1,773,913

Balance at March 31, 2022	4,839,297	$48,393	$24,944,077	$40,508,575	$65,501,045

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating Activities:
Net income	$2,770,508	$1,773,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	735,261	745,949
Stock-based compensation expense	129,477	104,927
Stock-based employee match contribution	206,806	156,710
Deferred income taxes	727,000	—
(Gain) Loss from equity investment	(1,858,512)	239,522
Changes in operating assets and liabilities:
Accounts receivable	(345,006)	(237,486)
Employee retention credit receivable	3,597,635	—
Increase in TIF receivable	(204,911)	(165,266)
Inventory, prepaid expenses and deposits	(48,682)	(70,963)
Income taxes receivable/payable and prepaid income taxes	314,000	(212,228)
Accounts payable	(1,518,416)	237,324
Deferred revenue	433,353	212,386
Casino accruals	280,355	(201,651)
Accrued wages and payroll taxes	221,716	5,249
Accrued property taxes	197,588	202,168
Payable to horsepersons	184,299	146,264
Net cash provided by operating activities	5,822,471	2,936,818

Investing Activities:
Additions to land, buildings, and equipment	(1,010,314)	(778,041)
Equity investment contributions	—	(340,026)
Increase in related party receivable	(45,856)	(5,554)
Net cash used in investing activities	(1,056,170)	(1,123,621)

Financing Activities:
Cash dividend paid to shareholders	(345,427)	(336,198)
Payments for taxes related to net share settlement of equity awards	(166,705)	(211,859)
Principal payments on finance lease	(6,979)	(6,641)
Net cash used in financing activities	(519,111)	(554,698)

Net increase in cash, cash equivalents, and restricted cash	4,247,190	1,258,499

Cash, cash equivalents, and restricted cash at beginning of period	16,106,003	15,598,753

Cash, cash equivalents, and restricted cash at end of period	$20,353,193	$16,857,252

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

Schedule of non-cash investing and financing activities
Additions to land, buildings, and equipment funded through accounts payable	$244,000	$119,000
Dividend declared but not yet paid	346,000	340,000
Change in investee losses in excess of equity investments	(1,882,000)	515,000

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$—	$818,000
Interest paid	—	1,000

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Canterbury Park Holding Corporation’s (the “Company,” “we,” “our,” or “us”) Racetrack operations are conducted at facilities located in Shakopee, Minnesota, approximately 25 miles southwest of downtown Minneapolis. In May 1994, the Company commenced year-round horse racing simulcast operations and hosted the first annual live race meet during the summer of 1995. The Company’s live racing operations are a seasonal business, as it typically hosts live race meets each year from May until September. The Company earns additional pari-mutuel revenue by televising its live racing to out-of-state racetracks around the country. Canterbury Park’s Casino typically operates 24 hours a day, seven days a week and is limited by Minnesota State law to conducting card play on a maximum of 80 tables. The Casino currently offers a variety of poker and table games. The Company’s three largest sources of revenues are from Casino operations, pari-mutuel operations, and food and beverage sales. The Company also derives revenues from related services and activities, such as admissions, advertising signage, publication sales, and from other entertainment events and activities held at the Racetrack. Additionally, the Company is developing underutilized land surrounding the Racetrack in a project known as Canterbury Commons™, with approximately 140 acres originally designated as underutilized. The Company is pursuing several mixed-use development opportunities for this land, directly and through joint ventures.

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2022, included in its Annual Report on Form 10-K (the “2022 Form 10-K”).

The condensed consolidated balance sheets and the related condensed consolidated statements of operations, stockholders’ equity, and the cash flows for the periods ended March 31, 2023 and 2022 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, statement of stockholders’ equity, and cash flows at March 31, 2023 and 2022 and for the periods then ended have been made.

Summary of Significant Accounting Policies – A detailed description of our significant accounting policies can be found in our most recent Annual Report on the 2022 Form 10-K. There were no material changes in significant accounting policies during the three months ended March 31, 2023.

Restricted Cash – Restricted cash represents refundable deposits and amounts due to horsemen for purses, stakes and awards, and amounts accumulated in card game progressive jackpot pools, the player pool and poker promotional fund to be used to repay card players in the form of promotions, giveaways, prizes, or by other means.

Employee Retention Credit ("ERC") – The Company qualified for federal government assistance through ERC provisions of the CARES Act passed in 2020, for the 2020 second, third, and fourth quarters, as well as the 2021 first and second quarters. The purpose of the ERC is to encourage employers to keep employees on the payroll, even if they are not working during the covered period because of the coronavirus outbreak. We recognize amounts to be refundable as tax credits if there is a reasonable assurance of compliance with grant conditions and receipt of credits. As of March 31, 2023 and December 31, 2022, the Company's expected one-time refunds totaling $2,505,601 and $6,103,236, respectively, are included on the Condensed Consolidated Balance Sheets as an employee retention credit receivable. The Company recorded $6,103,236 on the Consolidated Statements of Operations as a credit to salaries and benefits expense in the 2021 fourth quarter.

Deferred Revenue – Deferred revenue includes advance sales related to racing, events and corporate partnerships. Revenue from these advance billings is recognized when the related event occurs or services have been performed.

Payable to Horsepersons - The Minnesota Pari-mutuel Horse Racing Act requires the Company to segregate a portion of funds (recorded as purse expense in the statements of operations) received from Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ association. Pursuant to an agreement with the Minnesota Horsemen’s Benevolent and Protective Association (“MHBPA”), the Company transferred into a trust account or paid directly to the MHBPA, $1,234,000 and $1,298,000 for the three months ended March 31, 2023 and 2022, respectively, related to thoroughbred races. Minnesota Statutes provide that amounts transferred into the trust account are the property of the trust and not of the Company, and therefore these amounts are not recorded on the Company’s Condensed Consolidated Balance Sheet.

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

We have two general types of liabilities related to contracts with customers: (1) our MVP Loyalty Program and (2) outstanding chip liability. These are included in the line item Casino accruals on the consolidated balance sheet. We defer the full retail value of these complimentary reward items until the future revenue transaction occurs.

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

2.    STOCK-BASED COMPENSATION

Long Term Incentive Plan and Award of Deferred Stock

The Long Term Incentive Plan (the “LTI Plan”) authorizes the grant of Long Term Incentive Awards that provide an opportunity to Named Executive Officers (“NEOs”) and other Senior Executives to receive a payment in cash or shares of the Company’s common stock to the extent of achievement at the end of a period greater than one year (the “Performance Period”) as compared to Performance Goals established at the beginning of the Performance Period. Currently, there are no awards outstanding as of March 31, 2023. Beginning in 2020, and as a result of the COVID-19 Pandemic, the Company temporarily suspended the granting of performance awards under its LTI Plan, and instead granted deferred stock awards designed to retain NEOs and other Senior Executives in lieu of LTI Plan awards for 2020, 2021, 2022 and 2023.

Board of Directors Stock Options, Deferred Stock Awards, and Restricted Stock Grants

The Company’s Stock Plan currently authorizes annual grants of restricted stock, deferred stock, stock options, or any combination of the three, to non-employee members of the Board of Directors at the time of the Company’s annual shareholders’ meeting as determined by the Board prior to each such meeting. Deferred stock awards represent the right to receive shares of the Company's common stock upon vesting. Options granted under the Plan generally expire 10 years after the grant date. Restricted stock and deferred stock grants to non-employee directors generally vest 100% one year after the date of the annual meeting at which they were granted, are subject to restrictions on resale for an additional year, and are subject to forfeiture if a board member terminates his or her board service prior to the shares vesting. The unvested deferred stock awards outstanding as of March 31, 2023 to our non-employee directors consisted of 7,230 shares with a weighted average fair value per share of $22.12. There were no unvested restricted stock or stock options outstanding at March 31, 2023.

Employee Deferred Stock Awards

The Company's Stock Plan permits its Compensation Committee to grant stock-based awards, including deferred stock awards, to key employees and non-employee directors. The Company has made deferred stock grants that vest over one to four years.

During the three months ended March 31, 2023, the Company granted employees deferred stock awards totaling 19,020 shares of common stock, with a vesting term of approximately four years and a fair value of $25.52 per share. During the three months ended March 31, 2022, the Company granted employees deferred stock awards totaling 18,600 shares of common stock, with a vesting term of approximately four years and a fair value of $21.62 per share.

Employee deferred stock transactions during the three months ended March 31, 2023 are summarized as follows:

		Weighted
		Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2022	41,200	$16.62
Granted	19,020	25.52
Vested	(20,050)	14.33
Forfeited	(1,950)	19.07
Non-Vested Balance, March 31, 2023	38,220	$22.13

Stock-based compensation expense related to the LTI Plan, deferred stock awards, and restricted stock awards is included on the Condensed Consolidated Statements of Operations and totaled approximately $118,000 and $105,000 for the three months ended March 31, 2023 and 2022. At March 31, 2023, there was approximately $801,000 of total unrecognized stock-based compensation expense related to unvested employee and board of director deferred stock awards that is expected to be recognized over a period of approximately 4.0 years.

3.    NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net income (numerator) amounts used for basic and diluted per share computations:	$2,770,508	$1,773,913

Weighted average shares (denominator) of common stock outstanding:
Basic	4,893,324	4,818,339
Plus dilutive effect of stock options	29,808	45,907
Diluted	4,923,132	4,864,247

Net income per common share:
Basic	$0.57	$0.37
Diluted	0.56	0.36

4.    GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with a financial institution, which provides a revolving credit line up to $10,000,000 and allows for letters of credit in the aggregate amount of up to $2,000,000 to be issued under the credit agreement. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The line of credit also includes collateral in the form of a Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents. The maturity date of the revolving line of credit is January 31, 2024. As of March 31, 2023, the outstanding balance on the line of credit was $0.

5.    OPERATING SEGMENTS

The Company has four reportable operating segments: horse racing, Casino, food and beverage, and development. The horse racing segment primarily represents simulcast and live horse racing operations. The Casino segment represents operations of Canterbury Park’s Casino. The food and beverage segment represents food and beverage operations provided during simulcast and live racing, in the Casino, and during special events. The development segment represents our real estate development operations. The Company’s reportable operating segments are strategic business units that offer different products and services. They are managed separately because the segments differ in the nature of the products and services provided as well as process to produce those products and services. The Minnesota Racing Commission regulates the horse racing and Casino segments.

Depreciation, interest, and income taxes are allocated to the segments, but no allocation is made to the food and beverage segment for shared facilities. However, the food and beverage segment pays approximately 25% of gross revenues earned on live racing and special event days to the horse racing segment for use of the facilities. Starting in 2020, the food and beverage segment has not paid a commission related to live racing to the horse racing segment subsequent to the Company's first temporary shutdown of operations starting March 16, 2020.

The following tables represent a disaggregation of revenues from contracts with customers along with the Company’s operating segments (in 000’s):

	Three Months Ended March 31, 2023
	Horse Racing	Casino	Food and Beverage	Development	Total
Net revenues from external customers	$2,042	$9,714	$1,544	$—	$13,300
Intersegment revenues	128	—	273	—	401
Net interest income	180	—	—	219	399
Depreciation	612	75	48	—	735
Segment income (loss) before income taxes	(105)	3,944	349	2,006	6,194
Segment tax expense (benefit)	(679)	1,077	95	548	1,041

March 31, 2023
Segment Assets	$74,802	$2,350	$30,705	$28,768	$136,625

	Three Months Ended March 31, 2022
	Horse Racing	Casino	Food and Beverage	Development	Total
Net revenues from external customers	$2,112	$10,360	$1,166	$—	$13,638
Intersegment revenues	64	—	244	—	308
Net interest income	1	—	—	192	193
Depreciation	621	75	50	—	746
Segment income (loss) before income taxes	(14)	2,447	171	(119)	2,485
Segment tax expense (benefit)	(31)	624	43	(30)	606

December 31, 2022
Segment Assets	$71,338	$2,425	$30,341	$26,475	$130,579

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Three Months Ended March 31,
	2023	2022
Revenues
Total net revenue for reportable segments	$13,700	$13,946
Elimination of intersegment revenues	(400)	(308)
Total consolidated net revenues	$13,300	$13,638

Income before income taxes
Total segment income (loss) before income taxes	$6,194	$2,485
Elimination of intersegment (income) loss before income taxes	(2,382)	(105)
Total consolidated income before income taxes	$3,812	$2,380

	March 31,	December 31,
	2023	2022
Assets
Total assets for reportable segments	$136,625	$130,579
Elimination of intercompany balances	(42,873)	(38,303)
Total consolidated assets	$93,752	$92,276

6.    COMMITMENTS AND CONTINGENCIES

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

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at March 31, 2023 and as of the date of this report, will not have a material impact on the Company’s consolidated financial positions or results of operations.

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

7.    COOPERATIVE MARKETING AGREEMENT

On March 4, 2012, the Company entered into a Cooperative Marketing Agreement (the "CMA") with the Shakopee Mdewakanton Sioux Community ("SMSC"). The primary purpose of the CMA was to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s thoroughbred and quarter horse industry. Under the CMA, as amended, this was achieved through “Purse Enhancement Payments to Horsemen” paid directly to the MHBPA. These payments had no direct impact on the Company’s consolidated financial statements or operations.

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

The amounts earned from the marketing payments were recorded as a component of other revenue and the related expenses were recorded as a component of advertising and marketing expense and depreciation in the Company’s condensed consolidated statements of operations. For the three months ended March 31, 2022, the Company recorded $112,000 in other revenue, incurred $65,000 in advertising and marketing expense, and incurred $47,000 in depreciation related to the SMSC marketing funds. The excess of amounts received over revenue is reflected as deferred revenue on the Company’s consolidated balance sheets.

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

On September 27, 2018, Canterbury Development LLC contributed approximately 13 acres of land as its equity contribution in the Doran Canterbury I joint venture and became a 27.4% equity member. On December 20, 2018, financing for Doran Canterbury I was secured. As the Company is able to assert significant influence, but not control, over Doran Canterbury I’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. For the three months ended March 31, 2023 and 2022, the Company recorded income of $1,882,000 and a loss of $515,000, respectively, on equity method investment related to this joint venture. The increased income for the first quarter of 2023 related to this joint venture is due to the receipt of insurance proceeds related to an outstanding claim. In accordance with U.S. GAAP, since we are committed to provide future capital contributions to Doran Canterbury I, we also present as a liability in the accompanying Condensed Consolidated Balance Sheets the net balance recorded for our share of Doran Canterbury I's losses in excess of the amount funded into Doran Canterbury I, which was $1,304,000 and $3,186,000 at March 31, 2023 and December 31, 2022, respectively.

Doran Canterbury II, LLC

In connection with the execution of the Amended Doran Canterbury I Agreement, on August 18, 2018, Canterbury Development LLC entered into an Operating Agreement with Doran Shakopee, LLC as the two members of a Minnesota limited liability company entitled Doran Canterbury II, LLC (“Doran Canterbury II”). Under the Doran Canterbury II Operating Agreement, Doran Canterbury II will pursue development of Phase II of the Project. Phase II will include an additional 300 apartment units. Canterbury Development’s equity contribution to Doran Canterbury II for Phase II was approximately 10 acres of land, which were contributed to Doran Canterbury II on September 30, 2020. In connection with its contribution, Canterbury Development became a 27.4% equity member in Doran Canterbury II with Doran owning the remaining 72.6%. As the Company is able to assert significant influence, but not control, over Doran Canterbury II’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. As of March 31, 2023, the proportionate share of Doran Canterbury II's earnings was immaterial. During the three months ended March 31, 2023 and 2022, the Company contributed approximately $0 and $340,000, respectively, as an equity investment contribution in Doran Canterbury II.

Canterbury DBSV Development, LLC

On June 16, 2020, Canterbury Development LLC, entered into an Operating Agreement with an affiliate of Greystone Construction, as the two members of a Minnesota limited liability company named Canterbury DBSV Development, LLC ("Canterbury DBSV"). Canterbury DBSV was formed as part of a joint venture between Greystone and Canterbury Development LLC for a multi-use development on the 13-acre land parcel located on the southwest portion of the Company’s racetrack. Canterbury Development LLC's equity contribution to Canterbury DBSV was approximately 13 acres of land, which were contributed to Canterbury DBSV on July 1, 2020. In connection with its contribution, Canterbury Development became a 61.87% equity member in Canterbury DBSV. As the Company is able to assert significant influence, but not control, over Canterbury DBSV’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. For the three months ended March 31, 2023 and 2022, the Company recorded a loss of $25,000 and income of $276,000, respectively, on equity investment related to this joint venture.

The following table summarizes changes to the Equity investment and Investee losses in excess of equity investment lines on our consolidated balance sheets for the three months ended March 31, 2023:

	Equity Investment	Investee losses in excess of equity investment	Net Equity Investment
Net Equity Investment Balance at 12/31/22	$6,863,517	$(3,185,923)	$3,677,594

Equity investment income (loss)	(23,232)	1,881,744	1,858,512

Net Equity Investment Balance at 3/31/23	$6,840,285	$(1,304,179)	$5,536,106

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

On  January 25, 2022, the Company received the fully executed First Amendment to the Contract for Private Redevelopment (the “First Amendment”) among the Company, the City of Shakopee, and the Shakopee EDA, which is effective as of  September 7, 2021. Under the First Amendment and as part of the authorized changes regarding the responsibilities of the Company and the City, improvements on Unbridled Avenue will be primarily constructed by the City of Shakopee. As a result, the total estimated cost of TIF eligible improvements to be borne by the Company was reduced by $5,744,000 to an amount not to exceed $17,592,881. In order to reimburse the Company for the qualified costs related to constructing the developer improvements, the Authority will issue and the Company will receive a TIF Note in the maximum principal amount of $17,592,881. The First Amendment also memorialized that the Company completed the Shenandoah Drive improvements as required prior to  December 31, 2019. The City is obligated to issue bonds to finance the portion of the improvements required to be constructed by the City.

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

As of March 31, 2023, the Company recorded a TIF receivable of approximately $13,499,000, which represents $11,341,000 of principal and $2,158,000 of interest. Management believes future tax revenues generated from current development activity will exceed the Company's development costs and thus, management believes no allowance related to this receivable is necessary. As of December 31, 2022, the Company recorded a TIF receivable of approximately $13,294,000, which represented $11,301,000 of principal and $1,993,000 of interest.

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

Lease costs related to operating leases were $0 for the three months ended March 31, 2023 and 2022 as the Company has no operating leases. The total lease expenses for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or liability was $110,309 and $108,639 for the three months ended March 31, 2023 and 2022, respectively.

Lease costs included in depreciation and amortization related to our finance leases were $6,715 and $6,471 for the three months ended March 31, 2023 and 2022, respectively. Interest expense related to our finance leases was immaterial.

The following table shows the classification of the right of use assets on our consolidated balance sheets:

		March 31,	December 31,
	Balance Sheet Location	2023	2022
Assets
Finance	Land, buildings and equipment, net (1)	$11,994	$18,973
Total Leased Assets		$11,994	$18,973

1 – Finance lease assets are net of accumulated amortization of $113,565 and $106,586 as of March 31, 2023 and December 31, 2022, respectively.

The following table shows the lease terms and discount rates related to our leases:

	March 31,	December 31,
	2023	2022
Weighted average remaining lease term (in years):
Finance	0.4	0.7
Weighted average discount rate (%):
Finance	5.0%	5.0%
Operating	0.0%	0.0%

The maturity of operating leases and finance leases as of March 31, 2023 are as follows:

Three Months Ended March 31, 2023	Finance leases
2023 remaining	$12,146
2024	—
Total minimum lease obligations	12,146
Less: amounts representing interest	(152)
Present value of minimum lease payments	11,994
Less: current portion	(11,994)
Lease obligations, net of current portion	$—

10.  RELATED PARTY RECEIVABLES

Since 2019, the Company has made member loans to the Doran Canterbury I and II joint ventures totaling approximately $2,271,000 and $2,269,000 as of March 31, 2023 and December 31, 2022, respectively. These member loans bear interest at the rate equal to the Prime Rate plus two percent per annum, and accrued interest totaled $329,000 and $275,000 as of March 31, 2023 and December 31, 2022, respectively. The Company expects to be fully reimbursed for these member loans as and when the joint ventures achieve positive cash flow.

The Company has also recorded related party receivables of approximately $2,000 and $11,000 as of March 31, 2023 and December 31, 2022, respectively, for various related costs incurred by the Company. The Company expects to be fully reimbursed for these costs by the related parties in 2023.

11.  SUBSEQUENT EVENTS

On May 1, 2023, the Company announced that is has completed the sale of 37 acres of land to Bloomington Investments, LLC, an entity related to Swervo Development ("Swervo"), for total consideration of $8,800,000. The land sold is situated adjacent to County Road 83 and Unbridled Avenue in the northeast corner of the Company's campus. With the land sale and government approvals now complete, Swervo expects construction of its planned 19,000-capacity open air amphitheater to begin this Spring, with the venue opening anticipated to be Summer 2025. Following the land sale, Canterbury will continue the redevelopment of the horse stabling area, which serves its racing business, with new barns and a new dormitory complex.

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

Overview:

Canterbury Park Holding Corporation (the “Company,” “we,” “our,” or “us”) conducts pari-mutuel wagering operations and hosts “unbanked” card games at its Canterbury Park Racetrack and Casino facility (the “Racetrack”) in Shakopee, Minnesota, which is approximately 25 miles southwest of downtown Minneapolis. The Racetrack is the only facility in the State of Minnesota that offers live pari-mutuel thoroughbred and quarter horse racing.

The Company’s pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack each year from May through September, and year-round wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”). Unbanked card games, in which patrons compete against each other, are hosted in the Casino at the Racetrack. The Casino typically operates 24 hours a day, seven days a week. The Casino offers both poker and table games at up to 80 tables. The Company also derives revenues from related services and activities, such as concessions, parking, advertising signage, publication sales, and from other entertainment events and activities held at the Racetrack.

Operations Review for the Three Months Ended March 31, 2023:

Revenues:

Total net revenues for the three months ended March 31, 2023 were $13,300,000, a decrease of $338,000, or 2.5%, compared to total net revenues of $13,638,000 for the three months ended March 31, 2022. See below for a further discussion of our sources of revenues.

Pari-Mutuel Revenue:

	Three Months Ended March 31,
	2023	2022
Simulcast	$852,000	$915,000
Other revenue	281,000	332,000
Total Pari-Mutuel Revenue	$1,133,000	$1,247,000

Total pari-mutuel revenue decreased $114,000, or 9.1%, for the three months ended March 31, 2023 compared to the same period in 2022. The decrease in pari-mutuel revenues is primarily due to decreased simulcast handle as well as lower source market fees paid by ADW companies for wagers made by Minnesota residents on out-of-state races.

Casino Revenue:

	Three Months Ended March 31,
	2023	2022
Poker Games Collection	$1,979,000	$1,909,000
Other Poker Revenue	774,000	645,000
Total Poker Revenue	2,753,000	2,554,000

Table Games Collection	6,381,000	7,189,000
Other Table Games Revenue	580,000	617,000
Total Table Games Revenue	6,961,000	7,806,000

Total Casino Revenue	$9,714,000	$10,360,000

The primary source of Casino revenue is a percentage of the wagers received from players as compensation for providing the Casino facility and services, which is referred to as “collection revenue.” Other Poker Revenue and Other Table Games Revenue presented above includes fees collected for the administration of tournaments and the poker jackpot and amounts earned as reimbursement of the administrative costs of maintaining table games jackpot funds, respectively.

As indicated by the table above, total Casino revenue decreased $646,000, or 6.2%, for the three months ended March 31, 2023 compared to the same period in 2022. The decrease in Casino revenue for the three months ended March 31, 2023 is primarily due to decreased attendance, potentially related to inclement weather experienced in the first three months of 2023, along with a decrease in consumer discretionary spending with our current inflationary environment.

Food and Beverage Revenue:

Food and beverage revenue increased $381,000, or 35.0%, for the three months ended March 31, 2023 compared to the same period in 2022. The increase is primarily due to increased visitation for large scale special events, including the Snocross National Championship Series, that took place in the first quarter. Furthermore, the Company also increased prices related to food and beverage sales to offset rising inflationary costs.

Other Revenue:

Other revenue increased $40,000, or 4.2%, for the three months ended March 31, 2023 compared to the same period in 2022. The increase is primarily due to increased admission revenues for special events mentioned above as well as an increase in corporate sponsorship revenues.

Operating Expenses:

Total operating expenses increased $534,000, or 4.8%, for the three months ended March 31, 2023 compared to the same period in 2022. The following paragraphs provide further detail regarding certain operating expenses.

Purse expense decreased $103,000, or 7.1%, for the three months ended March 31, 2023 compared to the same period in 2022. The decrease is primarily due to the overall decreases in pari-mutuel and Casino revenues.

Salaries and benefits increased $367,000, or 6.7%, for the three months ended March 31, 2023 compared to the same period in 2022. The increase is primarily due to an increase in our wage-rate structure for seasonal as well as year-round employees to attract and retain front-line workers. The Company also increased its 401(k) match percentage, effective January 1, 2023.

Cost of food and beverage sales increased $88,000, or 17.7%, for the three months ended March 31, 2023 compared to the same period in 2022. The increase is primarily due to the increased food and beverage revenue noted above as well as inflation related increases to our cost of goods.

Other operating expenses increased $134,000, or 13.6%, for the three months ended March 31, 2023 compared to the same period in 2022. The increase for the three months ended March 31, 2023 is primarily due to increased recruiting expenses and Horseracing Integrity and Safety Authority ("HISA") related costs as well as the timing of miscellaneous repairs and maintenance year-over-year.

Other Income (Loss):

Other income for the three months ended March 31, 2023 was $2,258,000, an increase of $2,304,000, compared to a net other loss of $47,000 for the three months ended March 31, 2022. The increase for the three months ended March 31, 2023 is primarily due to insurance proceeds received from an equity investment related to an outstanding claim by the Doran Canterbury I, LLC joint venture against a third party. Also contributing to the increase was an increase in interest income due to the Company transferring available cash into certificates of deposit as well as increasing interest rates related to our member loans.

The Company recorded a provision for income taxes of $1,041,000 and $606,000 for the three months ended March 31, 2023 and 2022, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The increase in our tax expense for 2023 compared to 2022 is due to an increase in income before taxes from operations. Our effective tax rate was 27.3% and 25.5% for 2023 and 2022, respectively. The increase in the effective tax rate is primarily the result of favorable discrete items that occurred during the three months ended March 31, 2022.

The Company recorded net income of $2,771,000 and $1,774,000 for the three months ended March 31, 2023 and 2022, respectively.

EBITDA

To supplement our financial statements, we also provide investors with information about our EBITDA and Adjusted EBITDA, each of which is a non-GAAP measure, which excludes certain items from net income, a GAAP measure. See the table below, which presents reconciliations of these measures to the GAAP equivalent financial measures. We define EBITDA as earnings before interest, income tax expense, and depreciation and amortization. We also compute Adjusted EBITDA, which reflects additional adjustments to Net Income to eliminate unusual or non-recurring items, as well as items relating to our real estate development operations and we believe the exclusion of these items allows for better comparability of our performance between periods and is useful in allowing greater transparency related to a significant measure used by management in its financial and operational decision-making. Adjusted EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business, excluding the impact of our real estate segment, and provides a perspective on the current effects of operating decisions relating to our core, non-real estate business. For the three months ended March 31, 2023 Adjusted EBITDA excluded depreciation, amortization, and interest expense related to equity investments. Neither EBITDA nor adjusted EBITDA is a measure of performance calculated in accordance with GAAP and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance. EBITDA is presented as a supplemental disclosure because we believe that, when considered with measures calculated in accordance with GAAP, EBITDA provides a more complete understanding of our operating results before the impact of investing and financing transactions and income taxes, and it is a widely used measure of performance and a basis for valuation of companies in our industry. Moreover, other companies that provide EBITDA information may calculate EBITDA differently than we do.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and to adjusted EBITDA (defined above) which are non-GAAP financial measures, for the three months ended March 31, 2023 and 2022:

Summary of EBITDA Data

	Three Months Ended March 31,
	2023	2022
NET INCOME	$2,770,508	$1,773,913
Interest income, net	(399,175)	(192,840)
Income tax expense	1,041,000	605,641
Depreciation	735,261	745,949
EBITDA	4,147,594	2,932,663
Gain on insurance proceeds related to equity investments	(2,528,901)	—
Depreciation and amortization related to equity investments	440,764	421,323
Interest expense related to equity investments	422,261	192,813
ADJUSTED EBITDA	$2,481,718	$3,546,799

Adjusted EBITDA decreased $1,065,000 for the three months ended March 31, 2023 compared to the same period in 2022. The decrease is due to a decrease in the Company's income from operations related to decreased Pari-mutuel and Casino revenues noted above. Furthermore, Adjusted EBITDA was reduced by insurance proceeds received by the Company's equity investment related to an insurance claim by the Doran Canterbury I, LLC joint venture against a third party. For the three months ended March 31, 2023, Adjusted EBITDA as a percentage of net revenue was 18.7%. For the three months ended March 31, 2022, Adjusted EBITDA as a percentage of net revenue was 26.0%.

Contingencies:

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

Liquidity and Capital Resources:

The Company's primary source of liquidity and capital resources have been and are expected to be cash flow from operations and cash available under our revolving line of credit. The Company has a general credit and security agreement with a financial institution, which provides a revolving credit line up to $10,000,000 and allows for letters of credit in the aggregate amount of up to $2,000,000 to be issued under the credit agreement which matures January 31, 2024. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The line of credit also includes collateral in the form of a Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents. As of March 31, 2023, the outstanding balance on the line of credit was $0. As of March 31, 2023, the Company was in compliance with the financial covenants of the general credit and security agreement.

The Company’s cash, cash equivalents, and restricted cash balance at March 31, 2023 was $20,353,000 compared to $16,106,000 as of December 31, 2022. The Company believes that unrestricted funds available in its cash accounts, amounts available under its revolving line of credit, along with funds generated from operations and future land sales, will be sufficient to satisfy its ongoing liquidity and capital resource requirements for regular operations, as well as its planned development expenses for the next twelve months. However, if the Company engages in any additional significant real estate development, significant improvements to its facilities, the Racetrack or surrounding grounds, or strategic growth or diversification transactions, additional financing would more than likely be required and the Company may seek this additional financing through joint venture arrangements, through incurring debt, or through an equity financing, or a combination of any of these.

Operating Activities

Trends in our operating cash flows tend to follow trends in operating income but can be affected by changes in working capital, the timing of significant interest payments, and tax payments or refunds. Net cash provided by operating activities for the three months ended March 31, 2023 was $5,822,000, primarily as a result of the following: the Company reported net income of $2,771,000, depreciation of $735,000, deferred income taxes of $727,000, a gain from equity investment of $1,859,000, and stock-based compensation and 401(k) match totaling $336,000. Primarily due to timing of larger development related transactions, the Company also experienced a decrease in accounts payable of $1,518,000 as well as a decrease in accounts receivable of $345,000, offset by an increase due to cash received related to employee retention credit receivable of $3,598,000 and income taxes receivable and prepaid income taxes of $314,000 for the three months ended March 31, 2023.

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

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 was $1,056,000, primarily due to additions to land, buildings, and equipment.

Net cash used in investing activities for the three months ended March 31, 2022 was $1,124,000, primarily due to additions to land, buildings, and equipment and an equity investment contribution.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2023 was $519,000, primarily due to cash dividends paid to shareholders and payments for taxes of equity awards.

Net cash used in financing activities for the three months ended March 31, 2022 was $555,000, primarily due to cash dividends paid to shareholders and payments for taxes of equity awards.

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

Estimate of the allowance for doubtful accounts - Property Tax Increment Financing "TIF" Receivable

As of March 31, 2023, the Company recorded a TIF receivable on its Consolidated Balance Sheet of approximately $13,499,000, which represents $11,341,000 of principal and $2,159,000 of interest. The TIF receivable requires significant management estimates and judgement pertaining to whether an allowance for doubtful accounts is necessary. The TIF receivable was generated in connection with the Contract for Private Redevelopment, in which the City of Shakopee has agreed that a portion of the future tax increment revenue generated from the developed property around the Racetrack will be paid to the Company to reimburse it for expenses in constructing public infrastructure improvements.

The Company typically performs an annual collectability analysis of the TIF receivable in the fourth quarter of each year, or more frequently if indicators of potential uncollectability exist. The Company utilizes the assistance of a third party to assist with the projected tax increments. The quantitative analysis includes assumptions based on the market values of the completed development projects within Canterbury Commons, which derives the future projected tax increment revenue. The Company uses the analysis to determine if the future tax increment revenue will exceed the Company's development costs on infrastructure improvements. As a result of our analysis for the year ended December 31, 2022, management believes the TIF receivable will be fully collectible and no allowance related to this receivable is necessary. There were no indicators of potential uncollectability in the quarter ended March 31, 2023.

Cooperative Marketing Agreement:

On June 4, 2012, the Company entered into a Cooperative Marketing Agreement (the "CMA") with the SMSC. The primary purpose of the CMA was to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s thoroughbred and quarter horse industry. Under the CMA, as amended, this was achieved through “Purse Enhancement Payments to Horsemen” paid directly to the MHBPA. These payments had no direct impact on the Company’s consolidated financial statements or operations.

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

The amounts earned from the marketing payments were recorded as a component of other revenue and the related expenses were recorded as a component of advertising and marketing expense and depreciation in the Company’s condensed consolidated statements of operations. For the three months ended March 31, 2022, the Company recorded $112,000 in other revenue, incurred $65,000 in advertising and marketing expense, and incurred $47,000 in depreciation related to the SMSC marketing funds. The excess of amounts received over revenue is reflected as deferred revenue on the Company’s consolidated balance sheets .

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

On January 25, 2022, the Company received the fully executed First Amendment to the Contract for Private Redevelopment among the Company, the City of Shakopee, and the Shakopee EDA, which is effective as of September 7, 2021. Under the First Amendment and as part of the authorized changes regarding the responsibilities of the Company and the City, improvements on Unbridled Avenue will be primarily constructed by the City of Shakopee. As a result, the total estimated cost of TIF eligible improvements to be borne by the Company was reduced by $5,744,000 to an amount not to exceed $17,592,881.

Forward-Looking Statements:

From time-to-time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, we may make forward-looking statements concerning possible or anticipated future financial performance, prospective business activities or plans that are typically preceded by words such as “believes,” “expects,” “anticipates,” “intends” or similar expressions. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that these forward-looking statements are subject to risks and uncertainties that could affect our actual results and cause actual results to differ materially from those indicated in the forward-looking statements. These risks and uncertainties include, but are not limited to:

●	Our business is sensitive to reductions in discretionary consumer spending as a result of downturns in the economy and other factors outside of our control.

●	Because purse enhancement payments and marketing payments under our CMA with SMSC will not continue after December 31, 2022, we are likely to experience decreased revenue and profitability from live racing.

●	We may not be able to attract a sufficient number of horses and trainers to achieve above average field sizes.

●	We face significant competition, both directly from other racing and gaming operations and indirectly from other forms of entertainment and leisure time activities, which could have a material adverse effect on our operations.

●	Nationally, the popularity of horse racing has declined

●	A lack of confidence in the integrity of our core businesses could affect our ability to retain our customers and engage with new customers.

●	Horse racing is an inherently dangerous sport and our racetrack is subject to personal injury litigation.

●	Our business depends on using totalizator services.

●	Inclement weather and other conditions may affect our ability to conduct live racing.

●	Our business and operations have been, and may in the future, be adversely affected by epidemics, pandemics, outbreaks of disease, and other adverse public health developments, including COVID-19.

●	We are subject to changes in the laws that govern our business, including the possibility of an increase in gaming taxes, which would increase our costs, and changes in other laws may adversely affect our ability to compete.

●	We are subject to extensive regulation from gaming authorities that could adversely affect us.

●	We rely on the efforts of our partner Doran for the development and profitable operation of our Triple Crown Residences at Canterbury Park joint venture.

●	We rely on the efforts of our partner Greystone Construction for a new development project.

●	We may not be successful in executing our real estate development strategy.

●	We are obligated to make improvements in the TIF district and will be reimbursed only to the extent of future tax revenue.

●	An increase in the minimum wage mandated under Federal or Minnesota law could have a material adverse effect on our operations and financial results.

●	We may be adversely affected by the effects of inflation

●	The payment and amount of future dividends is subject to Board of Director discretion and to various risks and uncertainties.

●	Our information technology and other systems are subject to cyber security risk including misappropriation of customer information or other breaches of information security.

●	We process, store, and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business.

●	Other factors that are beyond our ability to control or predict.

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4:    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures:

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

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ending March 31, 2023, the Company repurchased shares of stock in connection with payment of taxes upon issuance of deferred stock awards issued to employees as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1-31, 2023	-	$-
February 1-28, 2023	3,931	$25.62
March 1-31, 2023	2,490	$26.50
Total	6,421	$25.96

Item 3.      Defaults upon Senior Securities

Not Applicable.

Item 4.      Mine Safety Disclosures

Not Applicable.

Item 5.      Other Information

Not Applicable.

Item 6.      Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1	Press Release dated May 11, 2023 announcing 2023 First Quarter Results.

101

The following financial information from Canterbury Park Holding Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, formatted in Inline eXtensible Business Reporting Language XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2023 and March 31, 2022, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2023 and March 31, 2022, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and March 31, 2022, and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: May 12, 2023	/s/ Randall D. Sampson
Randall D. Sampson
President and Chief Executive Officer (principal executive officer)

Dated: May 12, 2023	/s/ Randy J. Dehmer
Randy J. Dehmer
Chief Financial Officer (principal financial officer, principal accounting officer)