Form 10-Q
period 2023-06-30
Canterbury Park Holding Corp
filed 2023-08-11
CIK 1672909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2023.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission File Number: 001-37858

CANTERBURY PARK HOLDING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	47-5349765
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer
Organization)	Identification No.)

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

The Company had 4,933,844 shares of common stock, $.01 par value, outstanding as of August 10, 2023.

Canterbury Park Holding Corporation

PART 1 – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2023	2022
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$24,045,159	$12,989,087
Restricted cash	5,621,063	3,116,916
Short-term investments	5,000,000	5,000,000
Accounts receivable, net of allowance of $19,250 for both periods	1,769,149	618,365
Employee retention credit receivable	—	6,103,236
Inventory	405,531	262,073
Prepaid expenses	632,084	557,520
Income taxes receivable and prepaid income taxes	1,180,364	2,052,364
Total current assets	38,653,350	30,699,561

LONG-TERM ASSETS
Deposits	—	27,000
Other prepaid expenses	18,032	41,774
TIF receivable	13,630,867	13,294,337
Related party receivable	2,753,662	2,555,320
Operating lease right-of-use asset	67,838	—
Equity investment	6,814,214	6,863,517
Land held for development	1,229,475	2,303,010
Land, buildings, and equipment, net	38,997,855	36,491,660
Total long-term assets	63,511,943	61,576,618
TOTAL ASSETS	$102,165,293	$92,276,179

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,385,859	$3,368,683
Casino accruals	2,241,023	2,684,444
Accrued wages and payroll taxes	1,590,853	1,814,879
Cash dividend payable	344,328	341,602
Accrued property taxes	374,909	795,646
Deferred revenue	975,852	413,442
Payable to horsepersons	3,904,314	993,529
Current portion of operating lease obligations	24,852	—
Current portion of finance lease obligations	4,929	18,973
Total current liabilities	12,846,919	10,431,198

LONG-TERM LIABILITIES
Deferred income taxes	8,201,015	7,474,015
Investee losses in excess of equity investment	1,900,288	3,185,923
Operating lease obligations, net of current portion	42,986	—
Total long-term liabilities	10,144,289	10,659,938
TOTAL LIABILITIES	22,991,208	21,091,136

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,933,844 and 4,888,975 respectively, shares issued and outstanding	49,338	48,890
Additional paid-in capital	26,538,005	25,914,644
Retained earnings	52,586,742	45,221,509
Total stockholders’ equity	79,174,085	71,185,043
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$102,165,293	$92,276,179

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
OPERATING REVENUES:
Casino	$10,383,578	$9,994,433	$20,097,933	$20,354,860
Pari-mutuel	2,471,366	3,621,556	3,604,700	4,868,243
Food and beverage	2,027,652	2,148,673	3,497,483	3,237,395
Other	1,459,092	2,009,612	2,441,130	2,951,748
Total Net Revenues	16,341,688	17,774,274	29,641,246	31,412,246

OPERATING EXPENSES:
Purse expense	2,105,265	2,513,655	3,440,238	3,951,296
Minnesota Breeders’ Fund	303,854	322,251	514,759	551,308
Other pari-mutuel expenses	291,698	323,482	481,307	528,180
Salaries and benefits	6,802,273	6,512,711	12,677,078	12,020,668
Cost of food and beverage and other sales	820,844	908,537	1,405,896	1,405,590
Depreciation and amortization	741,632	741,574	1,476,893	1,487,523
Utilities	409,871	412,690	798,720	771,074
Advertising and marketing	631,476	871,043	929,983	1,172,475
Professional and contracted services	1,568,821	1,269,398	2,573,046	2,209,877
Other operating expenses	1,603,499	1,208,262	2,727,048	2,197,348
Total Operating Expenses	15,279,233	15,083,603	27,024,968	26,295,339
Gain on sale of land	6,489,976	12,151	6,489,976	12,151
INCOME FROM OPERATIONS	7,552,431	2,702,822	9,106,254	5,129,058
OTHER INCOME (LOSS)
(Loss) gain from equity investment	(622,180)	(534,393)	1,236,332	(773,915)
Interest income, net	497,274	205,300	896,449	398,140
Net Other (Loss) Income	(124,906)	(329,093)	2,132,781	(375,775)
INCOME BEFORE INCOME TAXES	7,427,525	2,373,729	11,239,035	4,753,283
INCOME TAX EXPENSE	(2,135,000)	(618,660)	(3,176,000)	(1,224,301)
NET INCOME	$5,292,525	$1,755,069	$8,063,035	$3,528,982

Basic earnings per share	$1.08	$0.36	$1.64	$0.73
Diluted earnings per share	$1.07	$0.36	$1.64	$0.73
Weighted average basic shares outstanding	4,913,396	4,846,216	4,903,360	4,832,278
Weighted average diluted shares	4,930,713	4,874,339	4,929,531	4,863,731
Cash dividends declared per share	$0.07	$0.07	$0.14	$0.21

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended June 30, 2023

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at March 31, 2023	4,910,408	$49,104	$26,084,008	$47,642,140	$73,775,252

Stock-based compensation	—	—	136,356	—	136,356
Dividend declared	—	—	—	(347,923)	(347,923)
401(k) stock match	9,995	100	228,186	—	228,286
Issuance of deferred stock awards	8,568	85	(5,129)	—	(5,044)
Shares issued under Employee Stock Purchase Plan	4,873	49	94,584	—	94,633
Net income	—	—	—	5,292,525	5,292,525

Balance at June 30, 2023	4,933,844	$49,338	$26,538,005	$52,586,742	$79,174,085

For the six months ended June 30, 2023

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2022	4,888,975	$48,890	$25,914,644	$45,221,509	$71,185,043

Stock-based compensation	—	—	265,833	—	265,833
Dividend declared	—	—	—	(697,802)	(697,802)
401(K) stock match	17,799	178	434,914	—	435,092
Issuance of deferred stock awards	22,197	221	(171,970)	—	(171,749)
Shares issued under Employee Stock Purchase Plan	4,873	49	94,584	—	94,633
Net income	—	—	—	8,063,035	8,063,035

Balance at June 30, 2023	4,933,844	$49,338	$26,538,005	$52,586,742	$79,174,085

For the three months ended June 30, 2022

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at March 31, 2022	4,839,297	$48,393	$24,944,077	$40,508,575	$65,501,045

Stock-based compensation	—	—	109,935	—	109,935
Dividend declared	—	—	—	(343,415)	(343,415)
401(k) stock match	6,142	62	148,268	—	148,330
Issuance of deferred stock awards	22,215	222	(971)	—	(749)
Shares issued under Employee Stock Purchase Plan	4,939	49	72,505	—	72,554
Net income	—	—	—	1,755,069	1,755,069

Balance at June 30, 2022	4,872,593	$48,726	$25,273,814	$41,920,229	$67,242,769

For the six months ended June 30, 2022

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2021	4,812,085	$48,121	$24,894,571	$39,410,534	$64,353,226

Stock-based compensation	—	—	214,862	—	214,862
Dividend distribution	—	—	—	(1,019,287)	(1,019,287)
401(K) stock match	13,753	138	304,902	—	305,040
Issuance of deferred stock awards	41,816	418	(213,026)	—	(212,608)
Shares issued under Employee Stock Purchase Plan	4,939	49	72,505	—	72,554
Net Income	—	—	—	3,528,982	3,528,982

Balance at June 30, 2022	4,872,593	$48,726	$25,273,814	$41,920,229	$67,242,769

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating Activities:
Net income	$8,063,035	$3,528,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,476,893	1,487,523
Stock-based compensation expense	265,833	214,862
Stock-based employee match contribution	435,092	305,040
Gain on sale of land	(6,489,976)	(12,151)
Deferred income taxes	727,000	—
(Gain) loss from equity investment	(1,236,332)	773,915
Changes in operating assets and liabilities:
Accounts receivable	(1,150,784)	(1,455,162)
Employee retention credit	6,103,236	211,232
Increase in TIF receivable	(336,530)	(332,369)
Inventory, prepaid expenses and deposits	(167,281)	(65,352)
Income taxes receivable/payable and prepaid income taxes	872,000	(3,217,596)
Operating lease right-of-use asset	9,712	9,052
Operating lease liabilities	(9,712)	(9,052)
Accounts payable	(146,824)	1,499,494
Deferred revenue	562,410	623,690
Casino accruals	(443,421)	(758,244)
Accrued wages and payroll taxes	(224,026)	1,064,631
Accrued property taxes	(420,737)	(3,924)
Payable to horsepersons	2,910,785	6,423,462
Net cash provided by operating activities	10,800,373	10,288,033

Investing Activities:
Additions to land, buildings, and equipment	(4,591,936)	(1,710,954)
Proceeds from sale of land	8,336,359	1,159,640
Equity investment contributions	—	(397,807)
Increase in related party receivable	(198,342)	(106,193)
Net cash provided by (used in) investing activities	3,546,081	(1,055,314)

Financing Activities:
Proceeds from issuance of common stock	94,633	72,554
Cash dividend paid to shareholders	(695,075)	(678,981)
Payments for taxes related to net share settlement of equity awards	(171,749)	(212,608)
Principal payments on finance lease	(14,044)	(13,363)
Net cash used in financing activities	(786,235)	(832,398)

Net increase in cash, cash equivalents, and restricted cash	13,560,219	8,400,321

Cash, cash equivalents, and restricted cash at beginning of period	16,106,003	15,598,753

Cash, cash equivalents, and restricted cash at end of period	$29,666,222	$23,999,074

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

Schedule of non-cash investing and financing activities
Additions to land, buildings, and equipment funded through accounts payable	$164,000	$314,000
Dividend declared but not yet paid	344,000	340,000
Change in investee losses in excess of equity investments	(1,286,000)	1,012,000
ROU assets obtained in exchange for operating lease obligations	77,550	—

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$1,577,000	$4,442,000
Interest paid	—	9,000

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Canterbury Park Holding Corporation’s (the “Company,” “we,” “our,” or “us”) Racetrack operations are conducted at facilities located in Shakopee, Minnesota, approximately 25 miles southwest of downtown Minneapolis. In May 1994, the Company commenced year-round horse racing simulcast operations and hosted the first annual live race meet during the summer of 1995. The Company’s live racing operations are a seasonal business, as it typically hosts live race meets each year from May until September. The Company earns additional pari-mutuel revenue by televising its live racing to out-of-state racetracks around the country. Canterbury Park’s Casino typically operates 24 hours a day, seven days a week and is limited by Minnesota State law to conducting card play on a maximum of 80 tables. The Casino currently offers a variety of poker and table games. The Company’s three largest sources of revenues are from Casino operations, pari-mutuel operations, and food and beverage sales. The Company also derives revenues from related services and activities, such as admissions, advertising signage, publication sales, and from other entertainment events and activities held at the Racetrack. Additionally, the Company is developing underutilized land surrounding the Racetrack in a project known as Canterbury Commons™, with approximately 140 acres originally designated as underutilized. The Company has obtained and is pursuing several mixed-use development opportunities for this land, directly and through joint ventures.

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

The condensed consolidated balance sheets and the related condensed consolidated statements of operations, stockholders’ equity, and the cash flows for the periods ended June 30, 2023 and 2022 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, statement of stockholders’ equity, and cash flows at June 30, 2023 and 2022 and for the periods then ended have been made.

Summary of Significant Accounting Policies – A detailed description of our significant accounting policies can be found in our most recent Annual Report on the 2022 Form 10-K. There were no material changes in significant accounting policies during the three and six months ended June 30, 2023.

Restricted Cash – Restricted cash represents refundable deposits and amounts due to horsemen for purses, stakes and awards, and amounts accumulated in card game progressive jackpot pools, the player pool and poker promotional fund to be used to repay card players in the form of promotions, giveaways, prizes, or by other means.

Employee Retention Credit ("ERC") – The Company qualified for federal government assistance through ERC provisions of the CARES Act passed in 2020, for the 2020 second, third, and fourth quarters, as well as the 2021 first and second quarters. The purpose of the ERC is to encourage employers to keep employees on the payroll, even if they are not working during the covered period because of the coronavirus outbreak. We recognize amounts to be refundable as tax credits if there is a reasonable assurance of compliance with grant conditions and receipt of credits. During the first six months of 2023, the Company received the payments in full and as of June 30, 2023 and December 31, 2022, the Company's expected one-time refunds totaling $0 and $6,103,236, respectively, are included on the Condensed Consolidated Balance Sheets as an employee retention credit receivable. The Company recorded $6,103,236 on the Consolidated Statements of Operations as a credit to salaries and benefits expense in the 2021 fourth quarter.

Deferred Revenue – Deferred revenue includes advance sales related to racing, events and corporate partnerships. Revenue from these advance billings is recognized when the related event occurs or services have been performed.

Payable to Horsepersons - The Minnesota Pari-mutuel Horse Racing Act requires the Company to segregate a portion of funds (recorded as purse expense in the statements of operations) received from Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ association. Pursuant to an agreement with the Minnesota Horsemen’s Benevolent and Protective Association (“MHBPA”), the Company transferred into a trust account or paid directly to the MHBPA, $2,974,000 and $2,352,000 for the six months ended June 30, 2023 and 2022, respectively, related to thoroughbred races. Minnesota Statutes provide that amounts transferred into the trust account are the property of the trust and not of the Company, and therefore these amounts are not recorded on the Company’s Condensed Consolidated Balance Sheet.

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

2.    STOCK-BASED COMPENSATION

Long Term Incentive Plan and Award of Deferred Stock

The Long Term Incentive Plan (the “LTI Plan”) authorizes the grant of Long Term Incentive Awards that provide an opportunity to Named Executive Officers (“NEOs”) and other Senior Executives to receive a payment in cash or shares of the Company’s common stock to the extent of achievement at the end of a period greater than one year (the “Performance Period”) as compared to Performance Goals established at the beginning of the Performance Period. Beginning in 2020, and as a result of the COVID-19 pandemic, the Company temporarily suspended the granting of performance awards under its LTI Plan, and instead granted deferred stock awards designed to retain NEOs and other senior executives in lieu of LTI Plan awards from 2020 through 2023. In February 2022, the Compensation Committee made determinations regarding the achievement of 2021 performance goals and payouts under the 2019-2021 LTI Plan, which completed the performance period and awards under the 2019-2021 LTI Plan, and the last outstanding awards under the LTI Plan. Accordingly, there are no awards outstanding under the LTI Plan.

Board of Directors Stock Options, Deferred Stock Awards, and Restricted Stock Grants

The Company’s Stock Plan currently authorizes annual grants of restricted stock, deferred stock, stock options, or any combination of the three, to non-employee members of the Board of Directors at the time of the Company’s annual shareholders’ meeting as determined by the Board prior to each such meeting. Deferred stock awards represent the right to receive shares of the Company's common stock upon vesting. Options granted under the Plan generally expire 10 years after the grant date. Restricted stock and deferred stock grants to non-employee directors generally vest 100% one year after the date of the annual meeting at which they were granted, are subject to restrictions on resale for an additional year, and are subject to forfeiture if a board member terminates his or her board service prior to the shares vesting. The unvested deferred stock awards outstanding as of  June 30, 2023 to our non-employee directors consists of only the grant of deferred stock on June 1, 2023 of 7,818 shares with a weighted average fair value per share of $23.01. There were no unvested restricted stock or stock options outstanding to any non-employee director at June 30, 2023.

Employee Deferred Stock Awards

The Company's Stock Plan permits its Compensation Committee to grant stock-based awards, including deferred stock awards, to key employees and non-employee directors. The Company has made deferred stock grants to key employees that vest over one to four years. Deferred stock awards represent the right to receive shares of the Company's common stock upon vesting.

During the six months ended June 30, 2023, the Company granted employees deferred stock awards totaling 19,020 shares of common stock, with a vesting term of approximately four years and a fair value of $25.52 per share. During the six months ended June 30, 2022, the Company granted employees deferred stock awards totaling 18,600 shares of common stock, with a vesting term of approximately four years and a fair value of $21.62 per share.

Employee deferred stock transactions during the six months ended June 30, 2023 are summarized as follows:

		Weighted
		Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2022	41,200	$16.62
Granted	19,020	25.52
Vested	(20,050)	14.33
Forfeited	(1,950)	19.07
Non-Vested Balance, June 30, 2023	38,220	$22.13

There were no stock options outstanding to any employee or other person at June 30, 2023. Stock-based compensation expense related to the LTI Plan, deferred stock awards, and restricted stock awards is included on the Condensed Consolidated Statements of Operations and totaled approximately $266,000 and $215,000 for the six months ended June 30, 2023 and 2022. At June 30, 2023, there was approximately $862,000 of total unrecognized stock-based compensation expense related to unvested employee and board of director deferred stock awards that is expected to be recognized over a period of approximately 3.8 years.

3.    NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (numerator) amounts used for basic and diluted per share computations:	$5,292,525	$1,755,069	$8,063,035	$3,528,982

Weighted average shares (denominator) of common stock outstanding:
Basic	4,913,396	4,846,216	4,903,360	4,832,278
Plus dilutive effect of stock options	17,317	28,123	26,171	31,453
Diluted	4,930,713	4,874,339	4,929,531	4,863,731

Net income per common share:
Basic	$1.08	$0.36	$1.64	$0.73
Diluted	1.07	0.36	1.64	0.73

4.    GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with a financial institution, which provides a revolving credit line up to $10,000,000 and allows for letters of credit in the aggregate amount of up to $2,000,000 to be issued under the credit agreement. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The line of credit also includes collateral in the form of a Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents. The maturity date of the revolving line of credit is January 31, 2024. As of June 30, 2023, the outstanding balance on the line of credit was $0.

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

The following tables represent a disaggregation of revenues from contracts with customers along with the Company’s operating segments (in 000’s):

	Six Months Ended June 30, 2023
	Horse Racing	Casino	Food and Beverage	Development	Total
Net revenues from external customers	$5,789	$20,098	$3,754	$—	$29,641
Intersegment revenues	158	—	568	—	726
Net interest income	451	—	—	445	896
Depreciation	1,313	75	89	—	1,477
Segment income (loss) before income taxes	(676)	4,088	916	8,052	12,380
Segment tax expense (benefit)	(513)	1,155	259	2,275	3,176

June 30, 2023
Segment Assets	$86,226	$2,275	$31,627	$33,699	$153,827

	Six Months Ended June 30, 2022
	Horse Racing	Casino	Food and Beverage	Development	Total
Net revenues from external customers	$7,565	$20,355	$3,492	$—	$31,412
Intersegment revenues	86	—	494	—	580
Net interest income	9	—	—	389	398
Depreciation	1,313	75	100	—	1,488
Segment income (loss) before income taxes	(124)	5,125	811	(502)	5,310
Segment tax expense (benefit)	(176)	1,320	209	(129)	1,224

December 31, 2022
Segment Assets	$71,338	$2,425	$30,341	$26,475	$130,579

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Six Months Ended June 30,
	2023	2022
Revenues
Total net revenue for reportable segments	$30,367	$31,992
Elimination of intersegment revenues	(726)	(580)
Total consolidated net revenues	$29,641	$31,412

Income before income taxes
Total segment income (loss) before income taxes	$12,380	$5,310
Elimination of intersegment (income) loss before income taxes	(1,141)	(557)
Total consolidated income before income taxes	$11,239	$4,753

	June 30,	December 31,
	2023	2022
Assets
Total assets for reportable segments	$153,827	$130,579
Elimination of intercompany balances	(51,662)	(38,303)
Total consolidated assets	$102,165	$92,276

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

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at June 30, 2023 and as of the date of this report, will not have a material impact on the Company’s consolidated financial positions or results of operations.

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

The CMA expired by its terms on December 31, 2022. Accordingly, for the three and six months ended June 30, 2023, there were no purse enhancement payments or marketing payments under the CMA.

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

On September 27, 2018, Canterbury Development LLC contributed approximately 13 acres of land as its equity contribution in the Doran Canterbury I joint venture and became a 27.4% equity member. On December 20, 2018, financing for Doran Canterbury I was secured. Doran Canterbury I has completed developing Phase I of the Project, which includes 321 units, a heated parking ramp, and a clubhouse. As the Company is able to assert significant influence, but not control, over Doran Canterbury I’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. For the three and six months ended June 30, 2023, the Company recorded a loss of $596,000 and income of $1,286,000, respectively, on equity method investment related to this joint venture. The increased income for the first half of 2023 related to this joint venture is due to the receipt of insurance proceeds related to an outstanding claim. For the three and six months ended June 30, 2022, the Company recorded $497,000 and $1,012,000, respectively, in loss on equity method investments related to this joint venture. In accordance with U.S. GAAP, since we are committed to provide future member loans to Doran Canterbury I to cover the costs of construction or operating deficiencies, we also present as a liability in the accompanying Condensed Consolidated Balance Sheets the net balance recorded for our share of Doran Canterbury I's losses in excess of the amount funded into Doran Canterbury I, which was $1,900,000 and $3,186,000 at June 30, 2023 and December 31, 2022, respectively. See Note 10 of Notes to Financial Statements for a summary of member loans to Doran Canterbury I.

Doran Canterbury II, LLC

In connection with the execution of the Amended Doran Canterbury I Agreement, on August 18, 2018, Canterbury Development LLC entered into an Operating Agreement with Doran Shakopee, LLC as the two members of a Minnesota limited liability company entitled Doran Canterbury II, LLC (“Doran Canterbury II”). The Operating Agreement was amended and restated by the members effective July 30, 2020. Under the Doran Canterbury II Operating Agreement, Doran Canterbury II will pursue development of Phase II of the Project. Phase II will include an additional 300 apartment units. Canterbury Development’s equity contribution to Doran Canterbury II for Phase II was approximately 10 acres of land, which were contributed to Doran Canterbury II on September 30, 2020. In connection with its contribution, Canterbury Development became a 27.4% equity member in Doran Canterbury II with Doran owning the remaining 72.6%. As the Company is able to assert significant influence, but not control, over Doran Canterbury II’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. As of June 30, 2023, the proportionate share of Doran Canterbury II's earnings was immaterial. During the three and six months ended June 30, the Company did not make any contributions as an equity investment contribution in Doran Canterbury II. During the three and sixth months ended June 30, 2022, the Company contributed approximately $58,000 and $398,000 as an equity investment contribution in Doran Canterbury II. Under the Operating Agreement, we are required to provide future member loans to Doran Canterbury II to cover the costs of construction or operating deficiencies. See Note 10 of Notes to Financial Statements for a summary of member loans to Doran Canterbury II.

Canterbury DBSV Development, LLC

On June 16, 2020, Canterbury Development LLC, entered into an Operating Agreement with an affiliate of Greystone Construction, as the two members of a Minnesota limited liability company named Canterbury DBSV Development, LLC ("Canterbury DBSV"). Canterbury DBSV was formed as part of a joint venture between Greystone and Canterbury Development LLC for a multi-use development on the 13-acre land parcel located on the southwest portion of the Company’s racetrack. Canterbury Development LLC's equity contribution to Canterbury DBSV was approximately 13 acres of land, which were contributed to Canterbury DBSV on July 1, 2020. In connection with its contribution, Canterbury Development became a 61.87% equity member in Canterbury DBSV. As the Company is able to assert significant influence, but not control, over Canterbury DBSV’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. For the three and six months ended June 30, 2023, the Company recorded $26,000 and $52,000, respectively, in loss on equity method investments related to this joint venture. For the three and six months ended June 30, 2022, the Company recorded a loss of $37,000 and income of $239,000, respectively, on equity investment related to this joint venture.

The following table summarizes changes to the Equity investment and Investee losses in excess of equity investment lines on our consolidated balance sheets for the six months ended June 30, 2023:

	Equity Investment	Investee losses in excess of equity investment	Net Equity Investment
Net Equity Investment Balance at 12/31/22	$6,863,517	$(3,185,923)	$3,677,594

Q1 Equity investment income (loss)	(23,232)	1,881,744	1,858,512

Q2 Equity investment income (loss)	(26,071)	(596,109)	(622,180)

Net Equity Investment Balance at 6/30/23	$6,814,214	$(1,900,288)	$4,913,926

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

As of June 30, 2023, the Company recorded a TIF receivable of approximately $13,631,000, which represents $11,305,000 of principal and $2,326,000 of interest. Management believes future tax revenues generated from current development activity will exceed the Company's development costs and thus, management believes no allowance related to this receivable is necessary. As of December 31, 2022, the Company recorded a TIF receivable of approximately $13,294,000, which represented $11,301,000 of principal and $1,993,000 of interest.

The Company expects to finance its improvements under the Redevelopment Agreement with funds from its current operating resources and existing credit facility and, potentially, third-party financing sources.

Recently Closed Transactions under Real Estate Agreements

On April 28, 2023, the Company completed the sale of 37 acres of land to Bloomington Investments, LLC, an entity related to Swervo Development ("Swervo"), for total consideration of $8,800,000. Included in this amount is $500,000 of cash being held in escrow related to a contingency for the now completed demolition of barns that existed on the land prior to the sale. The cash in escrow is currently recorded as a receivable on the Condensed Consolidated Balance Sheets. The land sold is situated adjacent to County Road 83 and Unbridled Avenue in the northeast corner of the Company's campus. With the land sale and government approvals now complete, Swervo expects construction of its planned 19,000-capacity open air amphitheater to begin this Summer, with the venue opening anticipated to be Summer 2025. Following the land sale, Canterbury will continue the redevelopment of the horse stabling area, which serves its racing business, with new barns and a new dormitory complex.

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

Lease costs related to operating leases were $10,714 and $9,052 for the six months ended June 30, 2023 and 2022. The total lease expenses for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or liability was $249,793 and $218,106 for the six months ended June 30, 2023 and 2022, respectively.

Lease costs included in depreciation and amortization related to our finance leases were $11,945 and $12,468 for the six months ended June 30, 2023 and 2022, respectively. Interest expense related to our finance leases was immaterial.

The following table shows the classification of the right of use assets on our consolidated balance sheets:

		June 30,	December 31,
	Balance Sheet Location	2023	2022
Assets
Finance	Land, buildings and equipment, net (1)	$4,929	$18,973
Operating	Operating lease right-of-use assets	67,838	-
Total Leased Assets		$72,767	$18,973

1 – Finance lease assets are net of accumulated amortization of $120,630 and $106,586 as of June 30, 2023 and December 31, 2022, respectively.

The following table shows the lease terms and discount rates related to our leases:

	June 30,	December 31,
	2023	2022
Weighted average remaining lease term (in years):
Finance	0.2	0.7
Operating	1.1	0.0
Weighted average discount rate (%):
Finance	5.0%	5.0%
Operating	8.0%	0.0%

The maturity of operating leases and finance leases as of June 30, 2023 are as follows:

Six Months Ended June 30, 2023	Operating leases	Finance leases
2023 remaining	$16,071	$4,960
2024	26,785	—
2025	28,230	—
Total minimum lease obligations	71,086	4,960
Less: amounts representing interest	(3,248)	(31)
Present value of minimum lease payments	67,838	4,929
Less: current portion	(24,852)	(4,929)
Lease obligations, net of current portion	$42,986	$—

10.  RELATED PARTY RECEIVABLES

Since 2019, the Company has made member loans to the Doran Canterbury I and the Doran Canterbury II joint ventures totaling approximately $2,365,000 and $2,269,000 as of June 30, 2023 and December 31, 2022, respectively. These member loans bear interest at the rate equal to the Prime Rate plus two percent per annum, and accrued interest totaled $387,000 and $275,000 as of June 30, 2023 and December 31, 2022, respectively. The Company expects to be fully reimbursed for these member loans as and when the joint ventures achieve positive cash flow. Under the Operating Agreements for Doran Canterbury I and Doran Canterbury II, the joint ventures must repay member loans before payments to members in accordance with their percentage interests.

The Company has also recorded related party receivables of approximately $2,000 and $11,000 as of June 30, 2023 and December 31, 2022, respectively, for various related costs incurred by the Company. The Company expects to be fully reimbursed for these costs by the related parties in 2023.

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

Operations Review for the Three and Six Months Ended June 30, 2023:

Revenues:

Total net revenues for the three months ended June 30, 2023 were $16,342,000, a decrease of $1,432,000, or 8.1%, compared to total net revenues of $17,774,000 for the three months ended June 30, 2022. Total net revenues for the six months ended June 30, 2023 were $29,641,000, a decrease of $1,771,000, or 5.6%, compared to total net revenues of $31,412,000 for the six months ended June 30, 2022. See below for a further discussion of our sources of revenues.

Casino Revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Poker Games Collection	$1,842,000	$1,871,000	$3,821,000	$3,780,000
Other Poker Revenue	743,000	710,000	1,513,000	1,351,000
Total Poker Revenue	2,585,000	2,581,000	5,334,000	5,131,000

Table Games Collection	7,150,000	6,839,000	13,531,000	14,028,000
Other Table Games Revenue	649,000	574,000	1,233,000	1,196,000
Total Table Games Revenue	7,799,000	7,413,000	14,764,000	15,224,000

Total Casino Revenue	$10,384,000	$9,994,000	$20,098,000	$20,355,000

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

As indicated by the table above, total Casino revenue increased $390,000, or 3.9%, and decreased $257,000, or 1.3%, for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The increase for the three months ended June 30, 2023 can be attributed to a higher average collection revenue rate in table games. The decrease in Casino revenue for the six months ended June 30, 2023 is primarily due to decreased attendance, potentially related to inclement weather experienced in the first three months of 2023, along with a decrease in consumer discretionary spending with our current inflationary environment.

Pari-Mutuel Revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Simulcast	$1,090,000	$1,180,000	$1,942,000	$2,096,000
Live Racing	479,000	676,000	479,000	676,000
Guest Fees	451,000	1,315,000	451,000	1,315,000
Other revenue	451,000	451,000	733,000	781,000
Total Pari-Mutuel Revenue	$2,471,000	$3,622,000	$3,605,000	$4,868,000

Total pari-mutuel revenue decreased $1,150,000, or 31%, and $1,263,000, or 26%, for the three and six months ended June 30, 2023 compared to the same periods in 2022. The decrease in pari-mutuel revenues is primarily due to a decrease in live race days year-over-year (15 race days in 2023 compared to 25 race days in 2022) as well as decreased out-state-handle on our live racing product.

Food and Beverage Revenue:

Food and beverage revenue decreased $121,000, or 5.6%, and increased $260,000, or 8.0%, for the three and six months ended June 30, 2023 compared to the same periods in 2022. The decrease for the three months ended June 30, 2023 is primarily due to fewer live race days compared to the same period last year as mentioned above. The increase for the six months ended June 30, 2023 is primarily due to increased visitation for large scale special events, including the Snocross National Championship Series, that primarily took place in the first quarter.

Other Revenue:

Other revenue decreased $551,000, or 27.4%, and $510,000, or 17.3%, for the three and six months ended June 30, 2023 compared to the same periods in 2022. The decreases are primarily due to the expiration of the SMSC agreement as funds received from the agreement were used and subsequently recorded in other revenues as well as being recorded as operating, primarily advertising and marketing, expenses.

Operating Expenses:

Total operating expenses increased $196,000, or 1.3%, and $730,000, or 2.8%, for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The following paragraphs provide further detail regarding certain operating expenses.

Purse expense decreased $408,000, or 16.2%, and $511,000, or 12.9%, for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The decrease for the three months ended June 30, 2023 is primarily due to the decrease in pari-mutuel revenues while the decrease for the six months ended June 30, 2023 is primarily due to decreases of both pari-mutuel and Casino revenues. The decreases in pari-mutuel revenue and Casino revenues are explained above.

Salaries and benefits increased $290,000, or 4.4%, and $656,000, or 5.5%, for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The increase is primarily due to an increase in our wage-rate structure for seasonal as well as year-round employees to attract and retain front-line workers. The Company also increased its 401(k) match percentage, effective January 1, 2023.

Cost of food and beverage sales decreased $88,000, or 9.7%, and remained relatively flat for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The decrease for the three months ended June 30, 2023 was due to the decreased food and beverage revenue due to fewer race days as noted above.

Advertising and marketing costs decreased $240,000, or 27.5%, and $242,000, or 20.7%, for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The decreases are attributed to the expiration of the Cooperative Marketing Agreement mentioned above in the other revenues section.

Other operating expenses increased $395,000, or 32.7%, and $530,000, or 24.1%, for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The increases are primarily due to increased track maintenance costs, a settlement of a claim, and also the timing of miscellaneous repairs and maintenance year-over-year.

Other Income (Loss):

Other loss for the three months ended June 30, 2023 was $125,000, an increase of $204,000, compared to a net other loss of $329,000 for the three months ended June 30, 2023. Other income for the six months ended June 30, 2023 was $2,133,000, an increase of $2,509,000, compared to a net other loss of $376,000 for the six months ended June 30, 2023. The increase for the six months ended June 30, 2023 is primarily due to our share of insurance proceeds received on a claim by Doran Canterbury I. Also contributing to both the three and six month increases was increased interest income due to the Company transferring available cash into certificates of deposit as well as increasing interest rates related to our member loans to Doran Canterbury I and Doran Canterbury II.

During the 2023 second quarter, the Company recorded a gain on sale of land of $6,490,000 as a result of the sale of approximately 37 acres of land to an affiliate of Swervo Development for approximately $8,800,000 in total consideration. Included in this amount is $500,000 of cash being held in escrow related to a contingency for the now completed demolition of barns that existed on the land prior to the sale.

The Company recorded a provision for income taxes of $2,135,000 and $619,000 for the three months ended June 30, 2023 and 2022, respectively. The Company recorded a provision for income taxes of $3,176,000 and $1,224,000 for the six months ended June 30, 2023 and 2022, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The increase in our tax expense for 2023 compared to 2022 is due to an increase in income before taxes from operations. Our effective tax rate was 28.7% and 28.3% for the three and six months ended June 30, 2023, respectively. Our effective tax rate was 26.1% and 25.8% for the three and six months ended June 30, 2022, respectively. The increase in the effective tax rate is primarily the result of discrete items that occurred during the six months ended June 30, 2022.

The Company recorded net income of $5,293,000 and $8,063,000 for the three and six months ended June 30, 2023, respectively. The Company recorded net income of $1,775,000 and $3,529,000 for the three and six months ended June 30, 2022, respectively.

EBITDA

To supplement our financial statements, we also provide investors with information about our EBITDA and Adjusted EBITDA, each of which is a non-GAAP measure, which excludes certain items from net income, a GAAP measure. See the table below, which presents reconciliations of these measures to the GAAP equivalent financial measures. We define EBITDA as earnings before interest, income tax expense, and depreciation and amortization. We also compute Adjusted EBITDA, which reflects additional adjustments to Net Income to eliminate unusual or non-recurring items, as well as items relating to our real estate development operations and we believe the exclusion of these items allows for better comparability of our performance between periods and is useful in allowing greater transparency related to a significant measure used by management in its financial and operational decision-making. Adjusted EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business, excluding the impact of our real estate segment, and provides a perspective on the current effects of operating decisions relating to our core, non-real estate business. For the three and six months ended June 30, 2023, Adjusted EBITDA excluded depreciation relating to equity investments, gain on sale of land, a gain on insurance proceeds related to the equity investment in Doran Canterbury I, as well as amortization relating to equity investments, and interest expense related to equity investments. Neither EBITDA nor adjusted EBITDA is a measure of performance calculated in accordance with GAAP and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance. EBITDA is presented as a supplemental disclosure because we believe that, when considered with measures calculated in accordance with GAAP, EBITDA and Adjusted EBITDA provide a more complete understanding of our operating results before the impact of investing and financing transactions and income taxes, and it is a widely used measure of performance and a basis for valuation of companies in our industry. Moreover, other companies that provide EBITDA or Adjusted EBITDA information may calculate EBITDA or Adjusted EBITDA differently than we do.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and to adjusted EBITDA (defined above) which are non-GAAP financial measures, for the three and six months ended June 30, 2023 and 2022:

Summary of EBITDA Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET INCOME	$5,292,525	$1,755,069	$8,063,035	$3,528,982
Interest income, net	(497,274)	(205,300)	(896,449)	(398,140)
Income tax expense	2,135,000	618,660	3,176,000	1,224,301
Depreciation	741,632	741,574	1,476,893	1,487,523
EBITDA	7,671,883	2,910,003	11,819,479	5,842,666
Gain on sale of land	(6,489,976)	(12,151)	(6,489,976)	(12,151)
Gain on insurance proceeds related to equity investments	—	—	(2,528,901)	—
Depreciation and amortization related to equity investments	435,211	474,352	875,975	895,675
Interest expense related to equity investments	402,795	192,170	825,056	384,983
ADJUSTED EBITDA	$2,019,913	$3,564,374	4,501,633	7,111,173

Adjusted EBITDA decreased $1,544,000, or 43.3%, and $2,610,000, or 36.7%, for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The decrease in Adjusted EBITDA is primarily due to decreased Pari-mutuel and Casino revenues noted above. Furthermore, for the six months ended June 30, 2023, Adjusted EBITDA was reduced by insurance proceeds received by the Company's equity investment related to an insurance claim by the Doran Canterbury I, LLC joint venture, which was not present in other periods. For the three and six months ended June 30, 2023, Adjusted EBITDA as a percentage of net revenue was 12.4% and 15.2%, respectively. For the three and six months ended June 30, 2022, Adjusted EBITDA as a percentage of net revenue was 20.1% and 22.6%, respectively.

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

Liquidity and Capital Resources:

The Company's primary source of liquidity and capital resources have been and are expected to be cash flow from operations and cash available under our revolving line of credit. The Company has a general credit and security agreement with a financial institution, which provides a revolving credit line up to $10,000,000 and allows for letters of credit in the aggregate amount of up to $2,000,000 to be issued under the credit agreement which matures January 31, 2024. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The line of credit also includes collateral in the form of a Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents. As of June 30, 2023, the outstanding balance on the line of credit was $0. The Company did not borrow on the revolving line of credit during the quarter ended June 30, 2023. As of June 30, 2023, the Company was in compliance with the financial covenants of the general credit and security agreement.

The Company’s cash, cash equivalents, and restricted cash balance at June 30, 2023 was $29,666,000 compared to $16,106,000 as of December 31, 2022. The Company believes that unrestricted funds available in its cash accounts, amounts available under its revolving line of credit, along with funds generated from operations and future land sales, will be sufficient to satisfy its ongoing liquidity and capital resource requirements for regular operations, as well as its planned development expenses for the next twelve months. The Company intends to allocate substantially all of the net proceeds from the sale of the 37 acres of land to Bloomington Investments, LLC, an entity related to Swervo Development ("Swervo"), for total consideration of $8,800,000, to the redevelopment of the horse stabling area, which serves its racing business, with new barns and a new dormitory complex. The Company may seek additional financing to complete the redevelopment of the horse stabling area. Furthermore, if the Company engages in additional significant real estate development, significant improvements to its facilities, the Racetrack or surrounding grounds, or strategic growth or diversification transactions, additional financing would more than likely be required and the Company may seek this additional financing through joint venture arrangements, through incurring debt, or through an equity financing, or a combination of any of these.

Operating Activities

Trends in our operating cash flows tend to follow trends in operating income but can be affected by changes in working capital, the timing of significant interest payments, and tax payments or refunds. Net cash provided by operating activities for the six months ended June 30, 2023 was $10,800,000, primarily as a result of the following: the Company reported net income of $8,063,000, depreciation of $1,477,000, deferred income taxes of $727,000, and stock-based compensation and 401(k) match totaling $701,000, offset by a gain from equity investment of $1,236,000 and a gain on land sale of $6,490,000. Primarily due to timing of larger development related transactions as well as the timing of our live racing season, the Company experienced an increase due to cash received related to an employee retention credit receivable of $6,103,000, a decrease to income taxes receivable and prepaid income taxes of $872,000, and an increase to payable to horsepersons of $2,911,000, offset by an increase in accounts receivable of $1,151,000 for the six months ended June 30, 2023.

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

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2023 was $3,546,000, primarily due to proceeds received from the sale of land, offset by additions to land, buildings, and equipment.

Net cash used in investing activities for the first six months of 2022 was $1,055,000, primarily due to additions to land, buildings, and equipment and equity investment contributions.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2023 was $786,000, primarily due to cash dividends paid to shareholders and payments for taxes of equity awards.

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

Estimate of the allowance for doubtful accounts - Property Tax Increment Financing "TIF" Receivable

As of June 30, 2023, the Company recorded a TIF receivable on its Consolidated Balance Sheet of approximately $13,631,000, which represents $11,305,000 of principal and $2,326,000 of interest. The TIF receivable requires significant management estimates and judgement pertaining to whether an allowance for doubtful accounts is necessary. The TIF receivable was generated in connection with the Contract for Private Redevelopment, in which the City of Shakopee has agreed that a portion of the future tax increment revenue generated from the developed property around the Racetrack will be paid to the Company to reimburse it for expenses in constructing public infrastructure improvements.

The Company typically performs an annual collectability analysis of the TIF receivable in the fourth quarter of each year, or more frequently if indicators of potential uncollectability exist. The Company utilizes the assistance of a third party to assist with the projected tax increments. The quantitative analysis includes assumptions based on the market values of the completed development projects within Canterbury Commons, which derives the future projected tax increment revenue. The Company uses the analysis to determine if the future tax increment revenue will exceed the Company's development costs on infrastructure improvements. As a result of our analysis for the year ended December 31, 2022, management believes the TIF receivable will be fully collectible and no allowance related to this receivable is necessary. There were no indicators of potential uncollectability in the quarter ended June 30, 2023.

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

The CMA expired by its terms on December 31, 2022. Accordingly, for the three and six months ended June 30, 2023, there were no purse enhancement payments or marketing payments under the CMA.

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

Forward-Looking Statements:

From time-to-time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, we may make forward-looking statements concerning possible or anticipated future financial performance, prospective business activities or plans that are typically preceded by words such as “believes,” “expects,” “anticipates,” “intends” or similar expressions. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that these forward-looking statements are subject to risks and uncertainties that could affect our actual results and cause actual results to differ materially from those indicated in the forward-looking statements. These risks and uncertainties include, but are not limited to:

●	Our business is sensitive to reductions in discretionary consumer spending as a result of downturns in the economy and other factors outside of our control.

●	Because purse enhancement payments and marketing payments under our CMA with SMSC will not continue after December 31, 2022, we have experienced decreased revenue and profitability from live racing.

●	We may not be able to attract a sufficient number of horses and trainers to achieve above average field sizes.

●	We face significant competition, both directly from other racing and gaming operations and indirectly from other forms of entertainment and leisure time activities, which could have a material adverse effect on our operations.

●	Nationally, the popularity of horse racing has declined

●	A lack of confidence in the integrity of our core businesses could affect our ability to retain our customers and engage with new customers.

●	Horse racing is an inherently dangerous sport and our racetrack is subject to personal injury litigation.

●	Our business depends on using totalizator services.

●	Inclement weather and other conditions may affect our ability to conduct live racing.

●	Our business and operations have been, and may in the future, be adversely affected by epidemics, pandemics, outbreaks of disease, and other adverse public health developments, including COVID-19.

●	We are subject to changes in the laws that govern our business, including the possibility of an increase in gaming taxes, which would increase our costs, and changes in other laws may adversely affect our ability to compete.

●	We are subject to extensive regulation from gaming authorities that could adversely affect us.

●	We rely on the efforts of our partner Doran for the development and profitable operation of our Triple Crown Residences at Canterbury Park joint venture.

●	We rely on the efforts of our partner Greystone Construction for a new development project.

●	We may not be successful in executing our real estate development strategy.

●	We are obligated to make improvements in the TIF district and will be reimbursed only to the extent of future tax revenue.

●	An increase in the minimum wage mandated under Federal or Minnesota law could have a material adverse effect on our operations and financial results.

●	We may be adversely affected by the effects of inflation

●	The payment and amount of future dividends is subject to Board of Director discretion and to various risks and uncertainties.

●	Our information technology and other systems are subject to cyber security risk including misappropriation of customer information or other breaches of information security.

●	We process, store, and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business.

●	Other factors that are beyond our ability to control or predict.

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4:    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures:

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

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.       Legal Proceedings

Not Applicable.

Item 1A.    Risk Factors

The most significant risk factors applicable to the Company are described in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes from the risk factors previously disclosed.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.      Defaults upon Senior Securities

Not Applicable.

Item 4.      Mine Safety Disclosures

Not Applicable.

Item 5.      Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.      Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1	Press Release dated August 10, 2023 announcing 2023 Second Quarter Results.

101

The following financial information from Canterbury Park Holding Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, formatted in Inline eXtensible Business Reporting Language XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2023 and June 30, 2022, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2023 and June 30, 2022, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and June 30, 2022, and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: August 11, 2023	/s/ Randall D. Sampson
Randall D. Sampson
President and Chief Executive Officer (principal executive officer)

Dated: August 11, 2023	/s/ Randy J. Dehmer
Randy J. Dehmer
Chief Financial Officer (principal financial officer, principal accounting officer)