Form 10-Q
period 2023-09-30
Canterbury Park Holding Corp
filed 2023-11-13
CIK 1672909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission File Number: 001-37858

CANTERBURY PARK HOLDING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	47-5349765
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer
Organization)	Identification No.)

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

The Company had 4,944,642 shares of common stock, $.01 par value, outstanding as of November 10, 2023.

Canterbury Park Holding Corporation

PART 1 – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2023	2022
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$25,727,477	$12,989,087
Restricted cash	2,348,076	3,116,916
Short-term investments	4,500,000	5,000,000
Accounts receivable, net of allowance of $19,250 for both periods	1,619,887	618,365
Employee retention credit receivable	—	6,103,236
Inventory	284,443	262,073
Prepaid expenses	499,149	557,520
Income taxes receivable and prepaid income taxes	2,426,364	2,052,364
Total current assets	37,405,396	30,699,561

LONG-TERM ASSETS
Deposits	—	27,000
Other prepaid expenses	8,414	41,774
TIF receivable	13,801,141	13,294,337
Related party receivable	2,938,307	2,555,320
Operating lease right-of-use asset	53,026	—
Equity investment	6,789,772	6,863,517
Land held for development	1,229,475	2,303,010
Land, buildings, and equipment, net	39,012,223	36,491,660
Total long-term assets	63,832,358	61,576,618
TOTAL ASSETS	$101,237,754	$92,276,179

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,512,863	$3,368,683
Casino accruals	2,687,596	2,684,444
Accrued wages and payroll taxes	2,396,327	1,814,879
Cash dividend payable	345,369	341,602
Accrued property taxes	532,891	795,646
Deferred revenue	366,999	413,442
Payable to horsepersons	225,798	993,529
Current portion of operating lease obligations	25,352	—
Current portion of finance lease obligations	1,570	18,973
Total current liabilities	10,094,765	10,431,198

LONG-TERM LIABILITIES
Deferred income taxes	8,250,015	7,474,015
Investee losses in excess of equity investment	2,550,187	3,185,923
Operating lease obligations, net of current portion	27,674	—
Finance lease obligations, net of current portion	8,184	—
Total long-term liabilities	10,836,060	10,659,938
TOTAL LIABILITIES	20,930,825	21,091,136

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,944,642 and 4,888,975 respectively, shares issued and outstanding	49,446	48,890
Additional paid-in capital	26,879,814	25,914,644
Retained earnings	53,377,669	45,221,509
Total stockholders’ equity	80,306,929	71,185,043
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$101,237,754	$92,276,179

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
OPERATING REVENUES:
Casino	$10,224,216	$10,039,527	$30,322,149	$30,394,387
Pari-mutuel	3,405,010	4,730,827	7,009,710	9,599,070
Food and beverage	3,310,759	3,913,320	6,808,242	7,150,715
Other	2,328,564	3,608,729	4,769,694	6,560,477
Total Net Revenues	19,268,549	22,292,403	48,909,795	53,704,649

OPERATING EXPENSES:
Purse expense	2,594,270	2,979,947	6,034,508	6,931,243
Minnesota Breeders’ Fund	308,038	323,156	822,797	874,464
Other pari-mutuel expenses	210,212	212,102	691,519	740,282
Salaries and benefits	7,245,775	6,860,590	19,922,853	18,881,258
Cost of food and beverage and other sales	1,161,665	1,365,748	2,567,561	2,771,338
Depreciation and amortization	831,379	747,267	2,308,272	2,234,790
Utilities	568,022	654,000	1,366,742	1,425,074
Advertising and marketing	887,197	1,567,163	1,817,180	2,739,638
Professional and contracted services	2,284,181	1,571,128	4,857,229	3,781,005
Gain on disposal of assets	(19,265)	-	(19,265)	-
Other operating expenses	1,390,339	1,602,933	4,117,388	3,800,281
Total Operating Expenses	17,461,813	17,884,034	44,486,784	44,179,373
Gain on sale of land	-	-	6,489,976	12,151
INCOME FROM OPERATIONS	1,806,736	4,408,369	10,912,987	9,537,427
OTHER INCOME (LOSS)
(Loss) gain from equity investment	(674,341)	(500,143)	561,991	(1,274,058)
Interest income, net	536,904	222,671	1,433,353	620,811
Net Other (Loss) Income	(137,437)	(277,472)	1,995,344	(653,247)
INCOME BEFORE INCOME TAXES	1,669,299	4,130,897	12,908,331	8,884,180
INCOME TAX EXPENSE	(533,000)	(1,209,777)	(3,709,000)	(2,434,078)
NET INCOME	$1,136,299	$2,921,120	$9,199,331	$6,450,102

Basic earnings per share	$0.23	$0.60	$1.87	$1.33
Diluted earnings per share	$0.23	$0.60	$1.86	$1.32
Weighted average basic shares outstanding	4,933,961	4,872,674	4,913,560	4,845,743
Weighted average diluted shares	4,950,524	4,901,189	4,941,100	4,879,803
Cash dividends declared per share	$0.07	$0.07	$0.21	$0.28

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended September 30, 2023

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at June 30, 2023	4,933,844	$49,338	$26,538,005	$52,586,742	$79,174,085

Stock-based compensation	—	—	132,436	—	132,436
Dividend declared	—	—	—	(345,372)	(345,372)
401(k) stock match	10,798	108	209,373	—	209,481
Net income	—	—	—	1,136,299	1,136,299

Balance at September 30, 2023	4,944,642	$49,446	$26,879,814	$53,377,669	$80,306,929

For the nine months ended September 30, 2023

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2022	4,888,975	$48,890	$25,914,644	$45,221,509	$71,185,043

Stock-based compensation	—	—	398,269	—	398,269
Dividend declared	—	—	—	(1,043,171)	(1,043,171)
401(K) stock match	28,597	286	644,287	—	644,573
Issuance of deferred stock awards	22,197	221	(171,970)	—	(171,749)
Shares issued under Employee Stock Purchase Plan	4,873	49	94,584	—	94,633
Net income	—	—	—	9,199,331	9,199,331

Balance at September 30, 2023	4,944,642	$49,446	$26,879,814	$53,377,669	$80,306,929

For the three months ended September 30, 2022

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at June 30, 2022	4,872,593	$48,726	$25,273,814	$41,920,229	$67,242,769

Stock-based compensation	—	—	110,290	—	110,290
Dividend declared	—	—	—	(341,082)	(341,082)
401(k) stock match	7,438	74	165,198	—	165,272
Net income	—	—	—	2,921,120	2,921,120

Balance at September 30, 2022	4,880,031	$48,800	$25,549,302	$44,500,267	$70,098,369

For the nine months ended September 30, 2022

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2021	4,812,085	$48,121	$24,894,571	$39,410,534	$64,353,226

Stock-based compensation	—	—	325,152	—	325,152
Dividend distribution	—	—	—	(1,360,369)	(1,360,369)
401(K) stock match	21,191	212	470,100	—	470,312
Issuance of deferred stock awards	41,816	418	(213,026)	—	(212,608)
Shares issued under Employee Stock Purchase Plan	4,939	49	72,505	—	72,554
Net Income	—	—	—	6,450,102	6,450,102

Balance at September 30, 2022	4,880,031	$48,800	$25,549,302	$44,500,267	$70,098,369

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating Activities:
Net income	$9,199,331	$6,450,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,308,272	2,234,790
Stock-based compensation expense	398,269	325,152
Stock-based employee match contribution	644,573	470,312
Gain on disposal of assets	(19,265)	—
Gain on sale of land	(6,489,976)	(12,151)
Deferred income taxes	776,000	13,900
(Gain) loss from equity investment	(561,991)	1,274,058
Changes in operating assets and liabilities:
Accounts receivable	(1,001,522)	(1,499,353)
Employee retention credit	6,103,236	211,232
Increase in TIF receivable	(502,644)	(501,306)
Inventory, prepaid expenses and deposits	96,360	78,221
Income taxes receivable/payable and prepaid income taxes	(374,000)	(1,286,931)
Operating lease right-of-use asset	24,524	22,786
Operating lease liabilities	(24,524)	(22,786)
Accounts payable	116,379	1,595,149
Deferred revenue	(46,443)	(160,872)
Casino accruals	3,152	(560,636)
Accrued wages and payroll taxes	581,448	482,430
Accrued property taxes	(262,755)	197,175
Payable to horsepersons	(767,731)	557,568
Net cash provided by operating activities	10,200,693	9,868,841

Investing Activities:
Additions to land, buildings, and equipment	(5,577,116)	(2,663,322)
Proceeds from disposal of assets	22,500	—
Proceeds from sale of land	8,336,359	1,159,640
Additions for TIF eligible improvements	(4,160)	(31,697)
Equity investment contributions	—	(397,807)
Increase in related party receivable	(382,987)	(145,041)
Proceeds from sale of short term investments	500,000	—
Net cash provided by (used in) investing activities	2,894,596	(2,078,227)

Financing Activities:
Proceeds from issuance of common stock	94,633	72,554
Cash dividend paid to shareholders	(1,039,404)	(1,019,288)
Payments for taxes related to net share settlement of equity awards	(171,749)	(212,608)
Principal payments on finance lease	(9,219)	(20,170)
Net cash used in financing activities	(1,125,739)	(1,179,512)

Net increase in cash, cash equivalents, and restricted cash	11,969,550	6,611,102

Cash, cash equivalents, and restricted cash at beginning of period	16,106,003	15,598,753

Cash, cash equivalents, and restricted cash at end of period	$28,075,553	$22,209,855

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

Schedule of non-cash investing and financing activities
Additions to land, buildings, and equipment funded through accounts payable	$28,000	$53,000
Dividend declared but not yet paid	345,000	341,000
Change in investee losses in excess of equity investments	(636,000)	1,466,000
ROU assets obtained in exchange for operating lease obligations	77,550	—

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$3,257,000	$3,707,000
Interest paid	—	1,000

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

The condensed consolidated balance sheets and the related condensed consolidated statements of operations, stockholders’ equity, and the cash flows for the periods ended September 30, 2023 and 2022 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, statement of stockholders’ equity, and cash flows at September 30, 2023 and 2022 and for the periods then ended have been made.

Summary of Significant Accounting Policies – A detailed description of our significant accounting policies can be found in our most recent Annual Report on the 2022 Form 10-K. There were no material changes in significant accounting policies during the three and nine months ended September 30, 2023.

Restricted Cash – Restricted cash represents refundable deposits and amounts due to horsemen for purses, stakes and awards, and amounts accumulated in card game progressive jackpot pools, the player pool and poker promotional fund to be used to repay card players in the form of promotions, giveaways, prizes, or by other means.

Accounts Receivable - We evaluate our allowance for credit losses and estimate collectability of current and non-current accounts receivable based on historical bad debt experience, our assessment of the financial condition of individual companies with which we do business, current market conditions, and reasonable and supportable forecasts of future economic conditions. In times of economic turmoil, our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty than in more stable periods. The Company does not have accounts receivable with original maturities greater than one year. The allowance for credit losses and activity as of September 30, 2023 and December 31, 2022 was not material.

Employee Retention Credit ("ERC") – The Company qualified for federal government assistance through ERC provisions of the CARES Act passed in 2020, for the 2020 second, third, and fourth quarters, as well as the 2021 first and second quarters. The purpose of the ERC is to encourage employers to keep employees on the payroll, even if they are not working during the covered period because of the coronavirus outbreak. We recognize amounts to be refundable as tax credits if there is a reasonable assurance of compliance with grant conditions and receipt of credits. During the first nine months of 2023, the Company received the payments in full and as of September 30, 2023 and December 31, 2022, the Company's expected one-time refunds totaling $0 and $6,103,236, respectively, are included on the Condensed Consolidated Balance Sheets as an employee retention credit receivable. The Company recorded $6,103,236 on the Consolidated Statements of Operations as a credit to salaries and benefits expense in the 2021 fourth quarter.

Deferred Revenue – Deferred revenue includes advance sales related to racing, events and corporate partnerships. Revenue from these advance billings is recognized when the related event occurs or services have been performed.

Payable to Horsepersons - The Minnesota Pari-mutuel Horse Racing Act requires the Company to segregate a portion of funds (recorded as purse expense in the statements of operations) received from Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ association. Pursuant to an agreement with the Minnesota Horsemen’s Benevolent and Protective Association (“MHBPA”), the Company transferred into a trust account or paid directly to the MHBPA, $6,174,000 and $5,877,000 for the nine months ended September 30, 2023 and 2022, respectively, related to thoroughbred races. Minnesota Statutes provide that amounts transferred into the trust account are the property of the trust and not of the Company, and therefore these amounts are not recorded on the Company’s Condensed Consolidated Balance Sheet.

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

Board of Directors Stock Options, Deferred Stock Awards, and Restricted Stock Grants

The Company’s Stock Plan currently authorizes annual grants of restricted stock, deferred stock, stock options, or any combination of the three, to non-employee members of the Board of Directors at the time of the Company’s annual shareholders’ meeting as determined by the Board prior to each such meeting. Deferred stock awards represent the right to receive shares of the Company's common stock upon vesting. Options granted under the Plan generally expire 10 years after the grant date. Restricted stock and deferred stock grants to non-employee directors generally vest 100% one year after the date of the annual meeting at which they were granted, are subject to restrictions on resale for an additional year, and are subject to forfeiture if a board member terminates his or her board service prior to the shares vesting. The unvested deferred stock awards outstanding as of  September 30, 2023 to our non-employee directors consists of only the grant of deferred stock on June 1, 2023 of 7,818 shares with a weighted average fair value per share of $23.01. There were no unvested restricted stock or stock options outstanding to any non-employee director at September 30, 2023.

Employee Deferred Stock Awards

The Company's Stock Plan permits its Compensation Committee to grant stock-based awards, including deferred stock awards, to key employees and non-employee directors. The Company has made deferred stock grants to key employees that vest over one to four years. Deferred stock awards represent the right to receive shares of the Company's common stock upon vesting.

During the nine months ended September 30, 2023, the Company granted employees deferred stock awards totaling 19,020 shares of common stock, with a vesting term of approximately four years and a fair value of $25.52 per share. During the nine months ended September 30, 2022, the Company granted employees deferred stock awards totaling 18,600 shares of common stock, with a vesting term of approximately four years and a fair value of $21.62 per share.

Employee deferred stock transactions during the nine months ended September 30, 2023 are summarized as follows:

		Weighted
		Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2022	41,200	$16.62
Granted	19,020	25.52
Vested	(20,050)	14.33
Forfeited	(1,950)	19.07
Non-Vested Balance, September 30, 2023	38,220	$22.13

There were no stock options outstanding to any employee or other person at September 30, 2023. Stock-based compensation expense related to the LTI Plan, deferred stock awards, and restricted stock awards is included on the Condensed Consolidated Statements of Operations and totaled approximately $398,000 and $325,000 for the nine months ended September 30, 2023 and 2022. At September 30, 2023, there was approximately $744,000 of total unrecognized stock-based compensation expense related to unvested employee and board of director deferred stock awards that is expected to be recognized over a period of approximately 3.5 years.

3.    NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (numerator) amounts used for basic and diluted per share computations:	$1,136,299	$2,921,120	$9,199,331	$6,450,102

Weighted average shares (denominator) of common stock outstanding:
Basic	4,933,961	4,872,674	4,913,560	4,845,743
Plus dilutive effect of deferred stock awards	16,563	28,515	27,540	34,060
Diluted	4,950,524	4,901,189	4,941,100	4,879,803

Net income per common share:
Basic	$0.23	$0.60	$1.87	$1.33
Diluted	0.23	0.60	1.86	1.32

4.    GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with a financial institution, which provides a revolving credit line up to $10,000,000 and allows for letters of credit in the aggregate amount of up to $2,000,000 to be issued under the credit agreement. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The line of credit also includes collateral in the form of a Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents. The maturity date of the revolving line of credit is January 31, 2024. The outstanding balance on the line of credit was $0 at both September 30, 2023 and December 31, 2022.

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

The following tables represent a disaggregation of revenues from contracts with customers along with the Company’s operating segments (in 000’s):

	Nine Months Ended September 30, 2023
	Horse Racing	Casino	Food and Beverage	Development	Total
Net revenues from external customers	$11,186	$30,322	$7,402	$—	$48,910
Intersegment revenues	194	—	893	—	1,087
Net interest income	754	—	—	679	1,433
Depreciation	1,954	225	129	—	2,308
Segment income (loss) before income taxes	(820)	6,940	2,137	7,576	15,833
Segment tax expense (benefit)	(1,076)	1,994	614	2,177	3,709

September 30, 2023
Segment Assets	$88,641	$2,199	$33,344	$33,084	$157,268

	Nine Months Ended September 30, 2022
	Horse Racing	Casino	Food and Beverage	Development	Total
Net revenues from external customers	$15,406	$30,395	$7,904	$—	$53,705
Intersegment revenues	150	—	785	—	935
Net interest income	24	—	—	597	621
Depreciation	1,860	226	149	—	2,235
Segment income (loss) before income taxes	1,241	8,474	2,383	(846)	11,252
Segment tax expense (benefit)	(309)	2,322	653	(232)	2,434

December 31, 2022
Segment Assets	$71,338	$2,425	$30,341	$26,475	$130,579

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Nine Months Ended September 30,
	2023	2022
Revenues
Total net revenue for reportable segments	$49,997	$54,640
Elimination of intersegment revenues	(1,087)	(935)
Total consolidated net revenues	$48,910	$53,705

Income before income taxes
Total segment income (loss) before income taxes	$15,833	$11,252
Elimination of intersegment (income) loss before income taxes	(2,925)	(2,368)
Total consolidated income before income taxes	$12,908	$8,884

	September 30,	December 31,
	2023	2022
Assets
Total assets for reportable segments	$157,268	$130,579
Elimination of intercompany balances	(56,030)	(38,303)
Total consolidated assets	$101,238	$92,276

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

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at September 30, 2023 and as of the date of this report, will not have a material impact on the Company’s consolidated financial positions or results of operations.

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

The amounts earned from the marketing payments were recorded as a component of other revenue and the related expenses were recorded as a component of advertising and marketing expense and depreciation in the Company’s condensed consolidated statements of operations. For the three and nine months ended September 30, 2022, the Company recorded $977,000 and $1,764,000 in other revenue, incurred $916,000 and $1,603,000 in advertising and marketing expense, and incurred $61,000 and $161,000 in depreciation related to the SMSC marketing funds. The excess of amounts received over revenue is reflected as deferred revenue on the Company’s consolidated balance sheets.

Under the CMA, the Company agreed for the term of the CMA that it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

The CMA expired by its terms on December 31, 2022. Accordingly, for the three and nine months ended September 30, 2023, there were no purse enhancement payments or marketing payments under the CMA.

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

On September 27, 2018, Canterbury Development LLC contributed approximately 13 acres of land as its equity contribution in the Doran Canterbury I joint venture and became a 27.4% equity member. On December 20, 2018, financing for Doran Canterbury I was secured. Doran Canterbury I has completed developing Phase I of the Project, which includes 321 units, a heated parking ramp, and a clubhouse. As the Company is able to assert significant influence, but not control, over Doran Canterbury I’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. For the three and nine months ended September 30, 2023, the Company recorded a loss of $650,000 and income of $636,000, respectively, on equity method investment related to this joint venture. The increased income for the first nine months of 2023 related to this joint venture is due to the receipt of insurance proceeds related to an outstanding claim. For the three and nine months ended September 30, 2022, the Company recorded $455,000 and $1,466,000, respectively, in loss on equity method investments related to this joint venture. In accordance with U.S. GAAP, since we are committed to provide future member loans to Doran Canterbury I to cover the costs of construction or operating deficiencies, we also present as a liability in the accompanying Condensed Consolidated Balance Sheets the net balance recorded for our share of Doran Canterbury I's losses in excess of the amount funded into Doran Canterbury I, which was $2,550,000 and $3,186,000 at September 30, 2023 and December 31, 2022, respectively. See Note 10 of Notes to Financial Statements for a summary of member loans to Doran Canterbury I.

Doran Canterbury II, LLC

In connection with the execution of the Amended Doran Canterbury I Agreement, on August 18, 2018, Canterbury Development LLC entered into an Operating Agreement with Doran Shakopee, LLC as the two members of a Minnesota limited liability company entitled Doran Canterbury II, LLC (“Doran Canterbury II”). The Operating Agreement was amended and restated by the members effective July 30, 2020. Under the Doran Canterbury II Operating Agreement, Doran Canterbury II will pursue development of Phase II of the Project. Phase II will include an additional 300 apartment units. Canterbury Development’s equity contribution to Doran Canterbury II for Phase II was approximately 10 acres of land, which were contributed to Doran Canterbury II on September 30, 2020. In connection with its contribution, Canterbury Development became a 27.4% equity member in Doran Canterbury II with Doran owning the remaining 72.6%. As the Company is able to assert significant influence, but not control, over Doran Canterbury II’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. As of September 30, 2023, the proportionate share of Doran Canterbury II's earnings was immaterial. During the three and nine months ended September 30, the Company did not make any contributions as an equity investment contribution in Doran Canterbury II. During the three and nine months ended September 30, 2022, the Company contributed approximately $0 and $398,000, respectively, as an equity investment contribution in Doran Canterbury II. Under the Operating Agreement, we are required to provide future member loans to Doran Canterbury II to cover the costs of construction or operating deficiencies. See Note 10 of Notes to Financial Statements for a summary of member loans to Doran Canterbury II.

Canterbury DBSV Development, LLC

On June 16, 2020, Canterbury Development LLC, entered into an Operating Agreement with an affiliate of Greystone Construction, as the two members of a Minnesota limited liability company named Canterbury DBSV Development, LLC ("Canterbury DBSV"). Canterbury DBSV was formed as part of a joint venture between Greystone and Canterbury Development LLC for a multi-use development on the 13-acre land parcel located on the southwest portion of the Company’s racetrack. Canterbury Development LLC's equity contribution to Canterbury DBSV was approximately 13 acres of land, which were contributed to Canterbury DBSV on July 1, 2020. In connection with its contribution, Canterbury Development became a 61.87% equity member in Canterbury DBSV. As the Company is able to assert significant influence, but not control, over Canterbury DBSV’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. For the three and nine months ended September 30, 2023, the Company recorded $24,000 and $76,000, respectively, in loss on equity method investments related to this joint venture. For the three and nine months ended September 30, 2022, the Company recorded a loss of $45,000 and income of $194,000, respectively, on equity investment related to this joint venture.

The following table summarizes changes to the Equity investment and Investee losses in excess of equity investment lines on our consolidated balance sheets for the nine months ended September 30, 2023:

	Equity Investment	Investee losses in excess of equity investment	Net Equity Investment
Net Equity Investment Balance at 12/31/22	$6,863,517	$(3,185,923)	$3,677,594

Q1 Equity investment income (loss)	(23,232)	1,881,744	1,858,512

Q2 Equity investment income (loss)	(26,071)	(596,109)	(622,180)

Q3 Equity investment income (loss)	(24,442)	(649,899)	(674,341)

Net Equity Investment Balance at 9/30/23	$6,789,772	$(2,550,187)	$4,239,585

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

A detailed Schedule of the Public Improvements under the First Amendment, the timeline for their construction and the source and amount of funding is set forth in the First Amendment, which is filed as Exhibit 10.1 of the Form 8-K filed on  January 31, 2022. The Company expects to substantially complete the remaining developer improvements by  July 17, 2027 and will be reimbursed for costs of the developer improvements incurred by no later than  July 17, 2027. The total amount of funding that the Company will be paid as reimbursement under the TIF program for these improvements is not guaranteed, however, and will depend in part on future tax revenues generated from the developed property.

As of September 30, 2023, the Company recorded a TIF receivable of approximately $13,801,000, which represents $11,305,000 of principal and $2,496,000 of interest. Management believes future tax revenues generated from current development activity will exceed the Company's development costs and thus, management believes no allowance related to this receivable is necessary. As of December 31, 2022, the Company recorded a TIF receivable of approximately $13,294,000, which represented $11,301,000 of principal and $1,993,000 of interest.

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

Lease costs related to operating leases were $26,785 and $22,855 for the nine months ended September 30, 2023 and 2022. The total lease expenses for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or liability was $378,134 and $411,354 for the nine months ended September 30, 2023 and 2022, respectively.

Lease costs included in depreciation and amortization related to our finance leases were $18,708 for both the nine months ended September 30, 2023 and 2022. Interest expense related to our finance leases was immaterial.

The following table shows the classification of the right of use assets on our consolidated balance sheets:

		September 30,	December 31,
	Balance Sheet Location	2023	2022
Assets
Finance	Land, buildings and equipment, net (1)	$9,754	$18,973
Operating	Operating lease right-of-use assets	53,026	-
Total Leased Assets		$62,780	$18,973

1 – Finance lease assets are net of accumulated amortization of $118,044 and $106,586 as of September 30, 2023 and December 31, 2022, respectively.

The following table shows the lease terms and discount rates related to our leases:

	September 30,	December 31,
	2023	2022
Weighted average remaining lease term (in years):
Finance	5.2	0.7
Operating	0.8	0.0
Weighted average discount rate (%):
Finance	8.5%	5.0%
Operating	8.0%	0.0%

The maturity of operating leases and finance leases as of September 30, 2023 are as follows:

Nine Months Ended September 30, 2023	Operating leases	Finance leases
2023 remaining	$—	$585
2024	26,785	2,339
2025	28,230	2,339
2026	—	2,339
2027 and beyond	—	4,485
Total minimum lease obligations	55,015	12,088
Less: amounts representing interest	(1,989)	(2,334)
Present value of minimum lease payments	53,026	9,754
Less: current portion	(25,352)	(1,570)
Lease obligations, net of current portion	$27,674	$8,184

10.  RELATED PARTY RECEIVABLES

Since 2019, the Company has made member loans to the Doran Canterbury I and the Doran Canterbury II joint ventures totaling approximately $2,485,000 and $2,269,000 as of September 30, 2023 and December 31, 2022, respectively. These member loans bear interest at the rate equal to the Prime Rate plus two percent per annum, and accrued interest totaled $451,000 and $275,000 as of September 30, 2023 and December 31, 2022, respectively. The Company expects to be fully reimbursed for these member loans as and when the joint ventures achieve positive cash flow. Under the Operating Agreements for Doran Canterbury I and Doran Canterbury II, the joint ventures must repay member loans before payments to members in accordance with their percentage interests.

The Company has also recorded related party receivables of approximately $2,000 and $11,000 as of September 30, 2023 and December 31, 2022, respectively, for various related costs incurred by the Company. The Company expects to be fully reimbursed for these costs by the related parties in 2023.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Canterbury Park Holding Corporation and its subsidiaries, our operations, our financial results and financial condition and our present business environment. This MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes to the financial statements (the “Notes”).

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

Operations Review for the Three and Nine Months Ended September 30, 2023:

Revenues:

Total net revenues for the three months ended September 30, 2023 were $19,269,000, a decrease of $3,024,000, or 13.6%, compared to total net revenues of $22,292,000 for the three months ended September 30, 2022. Total net revenues for the nine months ended September 30, 2023 were $48,910,000, a decrease of $4,795,000, or 8.9%, compared to total net revenues of $53,705,000 for the nine months ended September 30, 2022. See below for a further discussion of our sources of revenues.

Casino Revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Poker Games Collection	$1,844,000	$1,925,000	$5,665,000	$5,705,000
Other Poker Revenue	739,000	715,000	2,253,000	2,066,000
Total Poker Revenue	2,583,000	2,640,000	7,918,000	7,771,000

Table Games Collection	7,037,000	6,822,000	20,567,000	20,850,000
Other Table Games Revenue	604,000	578,000	1,837,000	1,773,000
Total Table Games Revenue	7,641,000	7,400,000	22,404,000	22,623,000

Total Casino Revenue	$10,224,000	$10,040,000	$30,322,000	$30,394,000

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

As indicated by the table above, total Casino revenue remained relatively flat, increasing $184,000, or 1.8%, and decreasing $72,000, or 0.2%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022.

Pari-Mutuel Revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Simulcast	$906,000	$901,000	$2,848,000	$2,997,000
Live Racing	1,047,000	1,214,000	1,526,000	1,890,000
Guest Fees	1,082,000	2,133,000	1,533,000	3,449,000
Other revenue	370,000	483,000	1,103,000	1,263,000
Total Pari-Mutuel Revenue	$3,405,000	$4,731,000	$7,010,000	$9,599,000

Total pari-mutuel revenue decreased $1,326,000, or 28%, and $2,589,000, or 27%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The decrease in pari-mutuel revenues is primarily due to a decrease in live race days year-over-year (53 race days in 2023 compared to 64 race days in 2022) as well as decreased guest fees from out-state-handle on our live racing product.

Food and Beverage Revenue:

Food and beverage revenue decreased $603,000, or 15.4%, and $342,000, or 4.8%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The decrease in food and beverage revenues for the three and nine month periods is primarily due to Twin Cities Summer Jam not taking place in the third quarter of 2023 as it did during the third quarter of 2022.

Other Revenue:

Other revenue decreased $1,280,000, or 35.5%, and $1,791,000, or 27.3%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The decreases are primarily due to the expiration of the SMSC agreement as funds received from the agreement were used and subsequently recorded in other revenues as well as being recorded as operating, primarily advertising and marketing, expenses.

Operating Expenses:

Total operating expenses decreased $422,000, or 2.4%, and increased $307,000, or 0.7%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The following paragraphs provide further detail regarding certain operating expenses.

Purse expense decreased $386,000, or 12.9%, and $897,000, or 12.9%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The decrease for the three months ended September 30, 2023 is primarily due to the decrease in pari-mutuel revenues while the decrease for the nine months ended September 30, 2023 is primarily due to decreases of both pari-mutuel and Casino revenues.

Salaries and benefits increased $385,000, or 5.6%, and $1,042,000, or 5.5%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The increase is primarily due to an increase in our wage-rate structure for seasonal as well as year-round employees to attract and retain front-line workers. The Company also increased its 401(k) match percentage, effective January 1, 2023.

Cost of food and beverage sales decreased $204,000, or 14.9%, and $204,000, or 7.4%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The decrease is primarily due to the decreased food and beverage revenue due to Twin Cities Summer Jam not taking place in 2023 as noted above.

Advertising and marketing costs decreased $680,000, or 43.4%, and $922,000, or 33.7%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The decrease is attributed to the expiration of the Cooperative Marketing Agreement mentioned above in the other revenues section.

Professional and contracted services increased $713,000, or 45.4%, and $1,076,000, or 28.5%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The increase in professional expense relates to long-term strategic growth initiatives being pursued as part of the execution on our five-year strategic plan focused on growing Casino revenue.

Other operating expenses decreased $213,000, or 13.3%, and increased $317,000, or 8.3%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The decrease for the three months ended September 30, 2023 is primarily due to lower costs for promoter expenses related to our summer concert series. The increase for the nine months ended September 30, 2023 is primarily due to increased track maintenance costs, a settlement of a claim, and also the timing of miscellaneous repairs and maintenance year-over-year.

Other Income (Loss), Net:

Other loss, net, for the three months ended September 30, 2023 was $137,000, an increase of $140,000, compared to a net other loss of $277,000 for the three months ended September 30, 2022. Other income, net, for the nine months ended September 30, 2023 was $1,995,000, an increase of $2,649,000, compared to a net other loss of $653,000 for the nine months ended September 30, 2022. The increase for the nine months ended September 30, 2023 is primarily due to our share of insurance proceeds received on a claim by Doran Canterbury I. Also contributing to both the three and nine month increases was increased interest income due to the Company transferring available cash into certificates of deposit and money market funds as well as increasing interest rates related to our member loans to Doran Canterbury I and Doran Canterbury II.

During the 2023 second quarter, the Company recorded a gain on sale of land of $6,490,000 as a result of the sale of approximately 37 acres of land to an affiliate of Swervo Development for approximately $8,800,000 in total consideration.

The Company recorded a provision for income taxes of $533,000 and $1,210,000 for the three months ended September 30, 2023 and 2022, respectively. The Company recorded a provision for income taxes of $3,709,000 and $2,434,000 for the nine months ended September 30, 2023 and 2022, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The decrease in our tax expense for the three months ended September 30, 2023 is primarily due to a decrease in income before taxes. Our effective tax rate was 31.9% and 28.7% for the three and nine months ended September 30, 2023, respectively. Our effective tax rate was 29.3% and 27.4% for the three and nine months ended September 30, 2022, respectively. The small fluctuations in the effective tax rates are primarily the result of discrete items that occurred during the three and nine months ended September 30, 2023.

The Company recorded net income of $1,136,000 and $9,199,000 for the three and nine months ended September 30, 2023, respectively. The Company recorded net income of $2,921,000 and $6,450,000 for the three and nine months ended September 30, 2022, respectively.

EBITDA

To supplement our financial statements, we also provide investors with information about our EBITDA and Adjusted EBITDA, each of which is a non-GAAP measure, which excludes certain items from net income, a GAAP measure. See the table below, which presents reconciliations of these measures to the GAAP equivalent financial measures. We define EBITDA as earnings before interest, income tax expense, and depreciation and amortization. We also compute Adjusted EBITDA, which reflects additional adjustments to Net Income to eliminate unusual or non-recurring items, as well as items relating to our real estate development operations and we believe the exclusion of these items allows for better comparability of our performance between periods and is useful in allowing greater transparency related to a significant measure used by management in its financial and operational decision-making. Adjusted EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business, excluding the impact of our real estate segment, and provides a perspective on the current effects of operating decisions relating to our core, non-real estate business. For the three and nine months ended September 30, 2023, Adjusted EBITDA excluded depreciation relating to equity investments, gain on sale of land and disposal of assets, a gain on insurance proceeds related to the equity investment in Doran Canterbury I, as well as depreciation and amortization relating to equity investments, and interest expense related to equity investments. Neither EBITDA nor adjusted EBITDA is a measure of performance calculated in accordance with GAAP and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance. EBITDA is presented as a supplemental disclosure because we believe that, when considered with measures calculated in accordance with GAAP, EBITDA and Adjusted EBITDA provide a more complete understanding of our operating results before the impact of investing and financing transactions and income taxes, and it is a widely used measure of performance and a basis for valuation of companies in our industry. Moreover, other companies that provide EBITDA or Adjusted EBITDA information may calculate EBITDA or Adjusted EBITDA differently than we do.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and to adjusted EBITDA (defined above) which are non-GAAP financial measures, for the three and nine months ended September 30, 2023 and 2022:

Summary of EBITDA Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET INCOME	$1,136,299	$2,921,120	$9,199,331	$6,450,102
Interest income, net	(536,904)	(222,671)	(1,433,353)	(620,811)
Income tax expense	533,000	1,209,777	3,709,000	2,434,078
Depreciation	831,379	747,267	2,308,272	2,234,790
EBITDA	1,963,774	4,655,493	13,783,250	10,498,159
Gain on disposal of assets	(19,265)	—	(19,265)	—
Gain on sale of land	—	—	(6,489,976)	(12,151)
Gain on insurance proceeds related to equity investments	—	—	(2,528,901)	—
Depreciation and amortization related to equity investments	438,011	445,181	1,313,986	1,340,856
Interest expense related to equity investments	467,571	240,418	1,292,627	625,401
ADJUSTED EBITDA	$2,850,091	$5,341,092	7,351,721	12,452,265

Adjusted EBITDA decreased $2,491,000, or 46.6%, and $5,101,000, or 41.0%, for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The decrease in Adjusted EBITDA is primarily due to decreased Pari-mutuel and Casino revenues noted above. Furthermore, for the nine months ended September 30, 2023, Adjusted EBITDA was reduced by insurance proceeds received by the Company's equity investment related to an insurance claim by the Doran Canterbury I, LLC joint venture as well as the gain on sale of land to Swervo Development, which were not present in other periods. For the three and nine months ended September 30, 2023, Adjusted EBITDA as a percentage of net revenue was 14.8% and 15.0%, respectively. For the three and nine months ended September 30, 2022, Adjusted EBITDA as a percentage of net revenue was 24.0% and 23.2%, respectively.

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

Liquidity and Capital Resources:

The Company's primary source of liquidity and capital resources have been and are expected to be cash flow from operations and cash available under our revolving line of credit. The Company has a general credit and security agreement with a financial institution, which provides a revolving credit line up to $10,000,000 and allows for letters of credit in the aggregate amount of up to $2,000,000 to be issued under the credit agreement which matures January 31, 2024. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company. The line of credit also includes collateral in the form of a Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents. As of September 30, 2023, the outstanding balance on the line of credit was $0. The Company did not borrow on the revolving line of credit during the quarter ended September 30, 2023. As of September 30, 2023, the Company was in compliance with the financial covenants of the general credit and security agreement.

The Company’s cash, cash equivalents, and restricted cash balance at September 30, 2023 was $28,076,000 compared to $16,106,000 as of December 31, 2022. The Company believes that unrestricted funds available in its cash accounts, amounts available under its revolving line of credit, along with funds generated from operations and future land sales, will be sufficient to satisfy its ongoing liquidity and capital resource requirements for regular operations, as well as its planned development expenses for at least the next twelve months. The Company intends to allocate substantially all of the net proceeds from the sale of the 37 acres of land to Bloomington Investments, LLC, an entity related to Swervo Development ("Swervo"), for total consideration of $8,800,000, to the redevelopment of the horse stabling area, which serves its racing business, with new barns and a new dormitory complex. The Company may seek additional financing to complete the redevelopment of the horse stabling area. In August 2023, the Company received approval for the first phase of the barn relocation and redevelopment plan, which is expected to take approximately one year to complete. Furthermore, if the Company engages in additional significant real estate development, significant improvements to its facilities, the Racetrack or surrounding grounds, or strategic growth or diversification transactions, additional financing would more than likely be required and the Company may seek this additional financing through joint venture arrangements, through incurring debt, or through an equity financing, or a combination of any of these.

Operating Activities

Trends in our operating cash flows tend to follow trends in operating income but can be affected by changes in working capital, the timing of significant interest payments, and tax payments or refunds. Net cash provided by operating activities for the nine months ended September 30, 2023 was $10,201,000, primarily as a result of the following: the Company reported net income of $9,199,000, depreciation of $2,308,000, deferred income taxes of $776,000, and stock-based compensation and 401(k) match totaling $1,043,000, offset by a gain from equity investment of $562,000 and a gain on land sale of $6,490,000. The Company experienced an increase in cash related to an employee retention credit receivable of $6,103,000, offset by a decrease in amounts payable to horsepersons of $768,000 and an increase in accounts receivable of $1,002,000 for the nine months ended September 30, 2023.

Net cash provided by operating activities for the nine months ended September 30, 2022 was $9,869,000, primarily as a result of the following: the Company reported net income of $6,450,000, depreciation of $2,235,000, a loss from equity investment of $1,274,000, and stock-based compensation and 401(k) match totaling $795,000. Primarily due to timing of our live racing season, the Company also experienced an increase in accounts payable of $1,595,000 and an increase to payable to horsepersons of $558,000, offset by a decrease in accounts receivable of $1,499,000 and income taxes receivable and prepaid income taxes of $1,287,000 for the nine months ended September 30, 2022.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2023 was $2,895,000, primarily due to net proceeds received from the sale of land of $8,337,000, offset by $5,577,000 in additions to land, buildings, and equipment.

Net cash used in investing activities for the first nine months of 2022 was $2,078,000, primarily due to $2,663,000 in additions to land, buildings, equipment, and $398,000 in equity investment contributions, which was somewhat offset by $1,160,000 in net proceeds received from the sale of land .

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2023 was $1,126,000, primarily due to cash dividends paid to shareholders and payments for taxes of equity awards. The Company declared a cash dividend of $0.07 per share payable each quarter during the nine months ended September 30, 2023.

Net cash used in financing activities during the first nine months of 2022 was $1,180,000, primarily due to cash dividends paid to shareholders and payments for taxes of equity awards. The Company declared a cash dividend of $0.14 per share payable during the first quarter followed by a $0.07 per share payable for the second and third quarters during the nine months ended September 30, 2022.

Critical Accounting Estimates:

The preparation of the Condensed Consolidated Financial Statements in accordance with GAAP requires us to make estimates and judgments that are subject to an inherent degree of uncertainty. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change.

These accounting estimates are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Management made no changes to the Company’s critical accounting estimates during the quarter ended September 30, 2023. In applying its critical accounting estimates, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended September 30, 2023.

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

Estimate of the allowance for doubtful accounts - Property Tax Increment Financing "TIF" Receivable

As of September 30, 2023, the Company recorded a TIF receivable on its Consolidated Balance Sheet of approximately $13,801,000, which represents $11,305,000 of principal and $2,496,000 of interest. The TIF receivable requires significant management estimates and judgement pertaining to whether an allowance for doubtful accounts is necessary. The TIF receivable was generated in connection with the Contract for Private Redevelopment, in which the City of Shakopee has agreed that a portion of the future tax increment revenue generated from the developed property around the Racetrack will be paid to the Company to reimburse it for expenses in constructing public infrastructure improvements.

The Company typically performs an annual collectability analysis of the TIF receivable in the fourth quarter of each year, or more frequently if indicators of potential uncollectability exist. The Company utilizes the assistance of a third party to assist with the projected tax increments. The quantitative analysis includes assumptions based on the market values of the completed development projects within Canterbury Commons, which derives the future projected tax increment revenue. The Company uses the analysis to determine if the future tax increment revenue will exceed the Company's development costs on infrastructure improvements. As a result of our analysis for the year ended December 31, 2022, management believes the TIF receivable will be fully collectible and no allowance related to this receivable is necessary. There were no indicators of potential uncollectability for the three and nine months ended September 30, 2023.

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

The amounts earned from the marketing payments were recorded as a component of other revenue and the related expenses were recorded as a component of advertising and marketing expense and depreciation in the Company’s condensed consolidated statements of operations. For the three and nine months ended September 30, 2022, the Company recorded $977,000 and $1,764,000 in other revenue, incurred $916,000 and $1,603,000 in advertising and marketing expense, and incurred $61,000 and $161,000 in depreciation related to the SMSC marketing funds. The excess of amounts received over revenue is reflected as deferred revenue on the Company’s consolidated balance sheets.

Under the CMA, the Company agreed for the term of the CMA that it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

The CMA expired by its terms on December 31, 2022. Accordingly, for the three and nine months ended September 30, 2023, there were no purse enhancement payments or marketing payments under the CMA.

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

Forward-Looking Statements:

From time-to-time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, we may make forward-looking statements concerning possible or anticipated future financial performance, prospective business activities or plans that are typically preceded by words such as “believes,” “expects,” “anticipates,” “intends” or similar expressions. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that these forward-looking statements are subject to risks and uncertainties that could affect our actual results and cause actual results to differ materially from those indicated in the forward-looking statements. These risks and uncertainties include, but are not limited to:

●	Our business is sensitive to reductions in discretionary consumer spending as a result of downturns in the economy and other factors outside of our control.

●	Because purse enhancement payments and marketing payments under our CMA with SMSC did not continue after December 31, 2022, we have experienced decreased revenue and profitability from live racing.

●	We may not be able to attract a sufficient number of horses and trainers to achieve above average field sizes.

●	We face significant competition, both directly from other racing and gaming operations and indirectly from other forms of entertainment and leisure time activities, which could have a material adverse effect on our operations.

●	Nationally, the popularity of horse racing has declined

●	A lack of confidence in the integrity of our core businesses could affect our ability to retain our customers and engage with new customers.

●	Horse racing is an inherently dangerous sport and our racetrack is subject to personal injury litigation.

●	Our business depends on using totalizator services.

●	Inclement weather and other conditions may affect our ability to conduct live racing.

●	Our business and operations have been, and may in the future, be adversely affected by epidemics, pandemics, outbreaks of disease, and other adverse public health developments, including COVID-19.

●	We are subject to changes in the laws that govern our business, including the possibility of an increase in gaming taxes, which would increase our costs, and changes in other laws may adversely affect our ability to compete.

●	We are subject to extensive regulation from gaming authorities that could adversely affect us.

●	We rely on the efforts of our partner Doran for the development and profitable operation of our Triple Crown Residences at Canterbury Park joint venture.

●	We rely on the efforts of our partner Greystone Construction for a new development project.

●	We may not be successful in executing our real estate development strategy.

●	We are obligated to make improvements in the TIF district and will be reimbursed only to the extent of future tax revenue.

●	An increase in the minimum wage mandated under Federal or Minnesota law could have a material adverse effect on our operations and financial results.

●	We may be adversely affected by the effects of inflation

●	The payment and amount of future dividends is subject to Board of Director discretion and to various risks and uncertainties.

●	Our information technology and other systems are subject to cyber security risk including misappropriation of customer information or other breaches of information security.

●	We process, store, and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business.

●	Other factors that are beyond our ability to control or predict.

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4:    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures:

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

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.      Defaults upon Senior Securities

Not Applicable.

Item 4.      Mine Safety Disclosures

Not Applicable.

Item 5.      Other Information

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.      Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1	Press Release dated November 9, 2023 announcing 2023 Third Quarter Results.

101

The following financial information from Canterbury Park Holding Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, formatted in Inline eXtensible Business Reporting Language XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 and September 30, 2022, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2023 and September 30, 2022, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and September 30, 2022, and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: November 13, 2023	/s/ Randall D. Sampson
Randall D. Sampson
President and Chief Executive Officer (principal executive officer)

Dated: November 13, 2023	/s/ Randy J. Dehmer
Randy J. Dehmer
Chief Financial Officer (principal financial officer, principal accounting officer)