Form 10-K
period 2023-12-31
Canterbury Park Holding Corp
filed 2024-03-12
CIK 1672909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of common stock held by non-affiliates based on the price at which the Company’s common stock was last sold on the Nasdaq Global Market, on June 30, 2023, the end of the registrant’s most recently completed second fiscal quarter, was $86,345,090. On March 11, 2024, the Company had 4,969,818 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders, which will be filed within 120 days of the Company's fiscal year end of December 31, 2023, are incorporated by reference into Part III of this Form 10-K.

CANTERBURY PARK HOLDING CORPORATION

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED December 31, 2023

Item 1. BUSINESS

Available Information

The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including Canterbury Park Holding Corporation, that file electronically with the Securities and Exchange Commission (SEC). The Company files annual reports, quarterly reports, proxy statements, and other documents with the SEC under the Securities Exchange Act of 1934 (Exchange Act).

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

We divide our business into four segments: (i) horse racing, (ii) Casino, (iii) food and beverage, and (iv) real estate development. The horse racing segment represents our pari-mutuel wagering operations on simulcast and live horse races; the Casino segment represents our unbanked card operations; the food and beverage segment includes concessions, catering, and events and services provided at the Racetrack; and the real estate development segment represents our real estate development operations. We conduct our (i) horse racing, (ii) Casino, and (iii) food and beverage segments through Canterbury Entertainment. We conduct our real estate development segment through Canterbury Development.

In 2023, we developed a five-year strategic plan focused on growing Casino revenue.  As part of our execution on the five-year strategic plan, we are actively evaluating new opportunities that would diversify and grow our business, including through potential strategic transactions and initiatives.

Canterbury Park Entertainment

Through Canterbury Entertainment, we host pari-mutuel wagering on thoroughbred and quarter horse races and “unbanked” card games at our Canterbury Park Racetrack and Casino facility (the “Racetrack”) in Shakopee, Minnesota, which is approximately 20 miles southwest of downtown Minneapolis. The Racetrack is the only facility in the State of Minnesota that offers live pari-mutuel thoroughbred and quarter horse racing. Our pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack and year-round wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”). Unbanked card games, in which patrons compete against each other instead of the house, are hosted in the Casino at the Racetrack. The Casino has historically operated 24 hours a day, seven days a week and has offered both poker and table games at up to 80 tables as allowed by Minnesota statute. We also derive revenues from related services and activities, such as food and beverage, parking, advertising signage, publication sales, and catering and events held at the Racetrack. The ownership and operation of the Racetrack and the Casino are significantly regulated by the Minnesota Racing Commission (“MRC”). Canterbury Entertainment is the direct owner of all land, facilities, and substantially all other assets related to our pari-mutuel wagering, Casino, concessions, and other related businesses (“Racetrack Operations”), and is subject to direct regulation by the MRC. We own approximately 260 acres of land as of December 31, 2023, in Shakopee, Minnesota where the Racetrack is located.

Traditionally, our revenues have been principally derived from three activities: Casino operations, pari-mutuel operations, and food and beverage operations. For the year ended December 31, 2023, revenues from Casino operations represented 64.8% of total net revenues, wagering on horse races represented 13.4% of total net revenues, and food and beverage revenue represented 12.7% of total net revenues. These components of revenue are described in more detail below. In addition, other revenues, which are principally derived from the three activities noted above, represented 9.1% of total net revenues for the year ended December 31, 2023.

Horse Racing Operations

The Company’s horse racing operations consist of year-round simulcasting of horse races from around the U.S. and internationally and wagering on live thoroughbred and quarter horse races (“live meets”) held on a seasonal basis beginning in May and generally concluding in September each year. At the Racetrack, various aspects of our operations are subject to approval by the MRC and the organization that represents a majority of the owners and trainers of the horses who race at the Racetrack, which is the Minnesota Horsemen’s Benevolent and Protective Association (“MHBPA”).

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

While the Minnesota Racing Act regulates that a minimum of 8.4% of the live racing handle be paid as purses to the owners of the horses, purse contributions are governed by an agreement that we negotiate annually with the MHBPA and the Minnesota Quarter Horse Racing Association ("MQHRA").

In addition, the MBF receives 1% of the handle. The current pari-mutuel tax applicable to wagering on all simulcast and live races is 6% of takeout in excess of $12 million during the twelve-month period beginning July 1 and ending the following June 30.

Net revenues from pari-mutuel wagering on live races run at the Racetrack consist of the total amount wagered, less the amounts paid (i) to winning patrons, (ii) for purses, (iii) to the MBF, and (iv) for pari-mutuel taxes to the State of Minnesota. Net revenues from pari-mutuel wagering on races being run at out-of-state racetracks and simulcast to the Racetrack have similar expenses but also include a host fee payment to the host track. The host fee, which is calculated as a percentage of monies wagered (generally 3.0% to 10.0%), is negotiated with the host track and must comply with state laws governing the host track. Pari-mutuel revenues also include commission and breakage revenues on live on-track and simulcast racing, fees received from out-of-state racetracks for wagering on our live races, and proceeds from unredeemed pari-mutuel tickets and vouchers.

Additionally, Minnesota Advanced Deposit Wagering (“ADW”) legislation allows Minnesota residents to engage in pari-mutuel wagering on out-of-state horse races online with a prefunded account through an ADW provider. The Company collects a percentage of monies wagered (generally 2.75% to 5.0%) by Minnesota residents through the ADW provider as a source market fee. The Company pays 28% of the collected revenues to another Minnesota-based horse track, records the remaining 72% as revenues, and records expenses of at least 50% for purses and breeders’ awards.

Live Racing

For the years ended December 31, 2023 and 2022, the Racetrack hosted 53 and 64 days of live racing, respectively, beginning in May and concluding in September. In 2023, the Company had one day of live racing cancelled and two other days shortened due to inclement weather. In 2022, the Company had one day of live racing cancelled due to inclement weather.

From June 4, 2012 to December 31, 2022, we were a party to a Cooperative Marketing Agreement (“CMA”) with the Shakopee Mdewakanton Sioux Community ("SMSC"), a federally recognized Indian tribe. The primary purpose of the CMA was to increase purses paid during live horse racing at Canterbury Park’s Racetrack in order to strengthen Minnesota’s thoroughbred and quarter horse industry. During the term of the CMA, the Company agreed not to promote or lobby the Minnesota legislature for expanded gambling authority and support the SMSC’s lobbying efforts against expanding gambling authority.

On June 1, 2020, we entered into a Fifth Amendment Agreement to the CMA, which became effective on June 8, 2020 upon MRC approval. Under the Fifth Amendment, the SMSC paid an annual purse enhancement of $7,280,000 for 2022. Additionally, the SMSC paid an annual marketing payment under the CMA of $1,620,000 for 2022. The CMA expired by its terms on December 31, 2022. Accordingly, for 2023, there were no purse enhancement payments or marketing payments under the CMA.

Simulcasting

Simulcasting is the process by which live horse races held at one facility (the “host track”) are transmitted simultaneously to other locations to allow patrons at each receiving location (the “guest track”) to place wagers on races transmitted from the host track. Monies are collected at the guest track, and the information with respect to the total amount wagered is electronically transmitted to the host track. All of the amounts wagered at guest tracks are combined into the appropriate pools at the host track with the final odds and payouts based upon all the monies in the respective pools.

The Company is able to offer simulcast racing seven days a week, 364 days a year from racetracks around the world, including Churchill Downs, Santa Anita, Gulfstream Park, Belmont Park, Saratoga Racecourse, and Dubai. In addition, races of national interest, such as the Kentucky Derby, the Preakness Stakes, the Belmont Stakes, and the Breeders’ Cup supplement the regular simulcast program. The Company regularly evaluates its agreements with other racetracks to offer the most popular simulcast signals of live horse racing that are reasonably available.

Under federal and state law, in order to conduct simulcast operations either as a host or guest track, the Company must obtain the consent of the MRC and the MHBPA as the organization that represents a majority of the owners and trainers of the horses who race at the Racetrack. As these consents are obtained annually, no assurance can be given that the MRC and the MHBPA will allow the Company to conduct simulcast operations either as a host or guest track in future years. If either the MRC or the MHBPA do not consent, the Company’s operations could be adversely affected by a decrease in pari-mutuel revenue, lower attendance, and lower overall handle.

Casino Operations

The Casino may offer gaming 24 hours per day, seven days per week, and offers two forms of unbanked card games: poker and table games.

Poker games, including Texas Hold ‘Em, Stud, and Omaha, with betting limits per hand ranging between $2 and $100, are currently offered in our Casino. A dealer employed by the Company regulates the play of the game at each table and deals the cards but does not participate in play. In poker games, the Company is allowed to deduct a percentage from the accumulated wagers and impose other charges for hosting the activity but does not have an interest in the outcome of a game. The Company may add additional prizes, awards, or money to any game for promotional purposes. The primary source of poker revenue the Company collects is a “rake” of 5-10%, depending on the limit of the game, of the poker pot up to a maximum of $4 per hand. In addition, poker games offer progressive jackpots for most games. In order to fund the poker progressive jackpot pools, the dealer withholds up to $2 from each pot in excess of $15.

Table games, including Blackjack, Mississippi Stud, Fortune Pai Gow, Three Card Poker, Four Card Poker, Ultimate Texas Hold ‘Em, EZ Baccarat, Criss Cross Poker, Free Bet Blackjack, DJ Wild, and I Luv Suits, with betting limits ranging between $1 and $300, are currently offered in our Casino. The Company has the option to offer banked games under the Minnesota law governing Casino operations but currently only offers “unbanked” games. “Unbanked” refers to a wagering system or game where wagers lost in card games are accumulated into a player pool liability for purposes of enhancing the total amount paid back to winning players. The Company can only serve as custodian of the player pool, may not have an active interest in any card game, and does not recognize amounts that dealers “win” or “lose” during the course of play as revenue. The primary source of table games revenue is a percentage of the buy in received from the players, aggregated up to 20% per day, as defined by the MRC regulations, as compensation for providing the Casino facility and services, referred to as “collection revenue.” In addition, several table games offer a progressive jackpot. The player has the option of playing the jackpot with the opportunity to win some or the entire jackpot amount, depending upon the player’s hand.

Under Minnesota law, the Company is required to pay 10% of the first $6 million of gross Casino revenues towards purses for live horse racing at the Racetrack. After meeting the $6 million threshold, the Company must pay 14% of gross Casino revenues as purse monies. Of funds allocated for purses, the Company pays 10% of the purse monies to the MBF, which is a fund apportioned by the MRC among various purposes related to Minnesota’s horse breeding and horse racing industries. The remaining 90% of purse monies are divided between thoroughbred (95%) and quarter horse (5%) purse funds.

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

The food and beverage operations also include our catering and events operations. We have one of the largest event spaces in the Twin Cities with more than 100,000 square feet of available space. Our facilities provide a variety of purposes for year-round events and other activities. Our event space has been used for craft shows, trade shows, pool and poker tournaments, automobile and other utility vehicle shows, major art shows, and fundraisers. Our outdoor spaces have been used for concerts, snowmobile races, and other competitions. The infield of the Racetrack has also been used as a concert and event area. In addition to event space, we have offered space in our horse stable area for rent for boat storage during the winter months.

Development Operations

Beginning in 2015, we began executing our development plan for Company land that was not necessary to conduct our Racetrack Operations (grandstand, racetrack, stable area, and parking areas) and land for other facilities, including the event center. Both Canterbury Development and the land held by Canterbury Development are not subject to direct regulation by the MRC. Originally, approximately 140 acres were considered underutilized and were targeted for real estate development by Canterbury Development to be complementary with our Racetrack Operations.

In 2023, Canterbury Development continued to pursue various development opportunities for the underutilized land in a project known as Canterbury Commons™. Canterbury Development continues to pursue various mixed use development opportunities, such as residential development, office, restaurants, hotel, entertainment, and retail operations. As of December 31, 2023, Canterbury Development has contributed approximately 36 acres of land to three, separate joint ventures described below.

In addition, we have sold several parcels of land, totaling approximately 50 acres, to third parties that have and will develop the property as described below. Although we will have no continuing ownership in these land sales, we believe the future developments of this property will contribute to the overall vitality of Canterbury Commons and drive visitation and spend to Canterbury Park.

The following is a summary of our real estate development projects within Canterbury Commons as of December 31, 2023:

● Our first real estate development project in Canterbury Commons began in 2018 with Doran Canterbury I, LLC, a joint venture between Canterbury Development and an affiliate of Doran Companies (“Doran”) for the development of the upscale Triple Crown Residences at Canterbury Park.

○ In September 2018, Canterbury Development contributed approximately 13 acres of land as its equity contribution in the Doran Canterbury I, LLC joint venture and became a 27.4% equity member. Construction of the 321-unit Phase I, which was developed pursuant to the first joint venture agreement, began in late 2018 with initial occupancy on part of the building in June 2020. Remaining units were completed and available for occupancy by the end of 2020.

○ In August 2020, Doran exercised its option for Phase II of the project, which include an additional 305 residential units, and the Company entered into a second joint venture with Doran called Doran Canterbury II, LLC. Pursuant to this second agreement, the Company transferred roughly 10 acres of land to Doran Canterbury II, LLC. In addition to receiving 27.4% ownership in Doran Canterbury II, the exchange resulted in the repayment of a $2.9 million note receivable which was on the Company’s balance sheet as a related party receivable as of June 30, 2020. Groundwork on the Doran Canterbury II site began in October 2020, paving the way for the ground-up construction of the second phase of apartments, which began construction in March 2022 with initial occupancy occurring in January 2024.

○ As a result of these joint ventures, Canterbury Development holds a 27.4% equity interest in Doran Canterbury I, LLC governed by an operating agreement effective as of March 1, 2018 with Doran Shakopee LLC, and Canterbury Development also holds a 27.4% equity interest in Doran Canterbury II, LLC governed by an operating agreement effective as of July 30, 2020 with Doran Shakopee LLC and amended October 1, 2021.

●  On  June 16, 2020, Canterbury Development, entered into an operating agreement with an affiliate of Greystone Construction ("Greystone"), as the two members of a Minnesota limited liability company named Canterbury DBSV Development, LLC ("Canterbury DBSV"). Canterbury DBSV was formed as part of a joint venture between Greystone and Canterbury Development for a multi-use development on the 13-acre land parcel located on the southwest portion of the Company’s Racetrack. Canterbury Development’s equity contribution to Canterbury DBSV was approximately 13 acres of land, which were contributed to Canterbury DBSV on July 1, 2020. In connection with its contribution, Canterbury Development became a 61.87% equity member in Canterbury DBSV.

○ During the fourth quarter of 2020, Canterbury DBSV transferred approximately 1.5 acres of land as an equity contribution into another joint venture, called GS Moving Up, LLC, a Minnesota limited liability company. In connection with it's contribution, Canterbury DBSV became a 45.87% equity member in GS Moving Up, LLC. The land was used for the development of a new 28,000 square foot office building, with Greystone occupying the second floor as its corporate headquarters. The project was completed in the 2021 third quarter, and a lease was executed for the majority of the space resulting in 90% building occupancy.

○ During the fourth quarter of 2022, Canterbury DBSV transferred 1.5 acres of land as an equity contribution into another joint venture, called SW Gateway, LLC, a Minnesota limited liability company. In connection with its contribution, Canterbury DBSV became a 45.9% equity member in SW Gateway, LLC. The land was used for the development of a new 11,000 square foot building that is occupied by a local restaurant and brewery, both of which began operations in July 2023.

○ Additionally, during the first quarter of 2022, Canterbury DBSV transferred approximately 3.5 acres of land as an equity contribution into another joint venture, called Omry Canterbury, LLC, a Minnesota limited liability company. In connection with its contribution, Canterbury DBSV became a 16.2% equity member in Omry Canterbury, LLC. The land was used for the development of a 147-unit senior living community with initial occupancy beginning during the fourth quarter of 2023.

○ Finally, during the fourth quarter of 2022, Canterbury DBSV sold approximately 1.7 acres of land to A&M Kerber Holdings, LLC for total consideration of approximately $925,000 for the construction of a Next Steps Learning Center and child care facility, which began operations during the fourth quarter of 2023.

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

○ Development approvals by Pulte on 109 new for sale row homes and townhome residences at Canterbury Commons was completed in late 2020. The project received its approvals from the City of Shakopee in a joint planned urban development application with Lifestyle Communities, which is located adjacent to the townhome project. Ground improvements and utility work commenced in early 2021 for both projects. Pulte has initiated ground up construction of a number of townhome buildings and its first model units were completed in the first quarter of 2022 with approximately 50 townhomes occupied as of December 31, 2023. Lifestyle Communities will be a 44-unit age restricted active senior cooperative community. The building is programmed with over 5,000 square feet of amenity spaces and outdoor spaces.

● In September 2021, the Company entered into a purchase agreement to sell approximately 37 acres of land on the northeast corner of the Racetrack to Minneapolis-based Swervo Development Corporation ("Swervo"). Swervo intends to construct a state-of-the-art amphitheater as part of the Canterbury Commons development. The closing of the land sale took place in April 2023 for approximately $8,800,000 in total consideration. In late 2023, Swervo broke ground and construction is underway on the amphitheater which is expected to open in 2025. In connection with the land sale and amphitheater development, Canterbury received approval for the first phase of its barn relocation and redevelopment plan which is expected to be completed in 2025. We believe this $15 million barn area redevelopment project will continue the Company’s ongoing commitment to provide quality horse racing in the state of Minnesota as well as allow for future development of Canterbury’s underutilized land.

In addition to the aforementioned projects, the Company continues to make progress with developer and partner selection for the other development opportunities within Canterbury Commons. The initial development portfolio was weighted heavily in the residential segment with over 800 units of multifamily and over 100 units of for sale townhomes. The Company anticipates more opportunity and focus in the entertainment, office, retail, and hospitality segments in the later phases of the Canterbury Commons development. Canterbury expects to make additional announcements of new partners for this phase in the future.

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

The Company faces direct competition from Running Aces Harness Park ("Running Aces") in Columbus Township, Anoka County, Minnesota, a racetrack and card room that is located approximately 40 miles from Canterbury Park. Running Aces offers pari-mutuel wagering on live races of standardbred (“harness”) horses on a seasonal basis and year-round wagering on simulcasting of all breeds of horse races. In addition to pari-mutuel wagering, Running Aces operates a card room that directly competes with the Company’s Casino.

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

The Minnesota legislature continues to consider bills to legalize sports betting in the State of Minnesota. If sports betting were legalized in Minnesota for tribal casinos and through mobile applications operated by the tribes, we would experience increased competition from the tribal casinos which could divert customers from our Casino and Racetrack and thus adversely affect our financial condition, results of operations, and cash flows.

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

Canterbury Development and its joint ventures face competition from developers of other residential, mixed use, office, retail, hotel, and entertainment spaces around Shakopee, Minnesota and elsewhere in Minnesota. These other developers may be larger and have more resources than Canterbury Development or than Canterbury Development and its developer partners on a combined basis. The leasing of real estate is highly competitive. The principal competitive factors are rent, location, lease term, lease concessions, services provided, and the nature and condition of the property to be leased. The Canterbury Development joint ventures will directly compete with all owners, developers, and operators of similar space in the areas in which our properties are located. The number of competitive multifamily properties in our particular market could adversely affect lease rates at residential properties in Canterbury Commons, as well as the rents able to be charged. In addition, other forms of residential properties, including single family housing and town homes, provide housing alternatives to potential residents of luxury apartment communities like our Triple Crown Residences at Canterbury Park. Likewise, the competition for high quality tenants for retail, office, and other spaces is intense. In order to be successful, our real estate joint ventures must have high lease rates, competitive rental rates, and maintain high occupancy rates with a financially stable tenant base.

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

In addition, the law requires that the Company reimburse the MRC for actual costs, including stewards, state veterinarians and drug testing, related to the regulating of live racing. For fiscal years ended December 31, 2023 and 2022, the Company paid $497,000 and $152,000, respectively, to the MRC as reimbursement for costs of regulating live racing operations.

The MRC is also authorized by the Racing Act to regulate Casino operations. The law requires that the Company reimburse the MRC for its actual costs, including personnel costs, of regulating the Casino. For fiscal years ended December 31, 2023 and 2022, the Company paid $297,000 and $248,000, respectively, to the MRC as reimbursement for costs of regulating Casino operations.

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

Limitation on the Number of Class A and Class B Licenses

Pursuant to the Racing Act, so long as the Racetrack maintains its Class A License, no other Class A License may be issued to allow an entity to own and operate a racetrack in the seven county metropolitan area where thoroughbred and quarter horses are raced. However, the Racing Act provides that the MRC may issue an additional Class A License within the seven-county metropolitan area, if the additional license is issued for a facility that, among other conditions, is located more than 20 miles from the Racetrack, contains a track no larger than five-eighths of a mile in circumference, and is used exclusively for harness racing. In January 2005, this additional Class A license was issued for the location that later became known as Running Aces (see “Risk Factors” below).

Limitation on Ownership and Management of an Entity that holds a Class A or Class B License

The Racing Act requires prior MRC approval of all officers, directors, 5% shareholders, or other persons having a present or future direct or indirect financial or management interest in any person applying for a Class A or Class B license, and if a change of ownership of more than 5% of the licensee’s shares is made after an application is filed or the license issued, the applicant or licensee must notify the MRC of the changes within five days of this occurrence and provide the information required by the Racing Act.

Advanced Deposit Wagering Legislation

Minnesota ADW legislation that became effective November 1, 2016 requires ADW providers to be licensed by the MRC and established licensing criteria and regulatory oversight of ADW providers doing business in the State of Minnesota. The law allows licensed racetracks to negotiate separate agreements with the ADW providers to remit source market fees to those racetracks. The ADW source market revenue to the Company totaled approximately $1,331,000 and $1,511,000 for the fiscal years ended December 31, 2023 and 2022, respectively. As part of the agreement, 50% of source market fees is allocated to purse accounts and the MBF.

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

Sports Betting

The Minnesota legislature is continuing to consider bills to legalize sports betting in Minnesota at tribal casinos and online through mobile applications operated by the tribes. It is not certain whether any of these bills will be adopted into law. If sports betting were legalized in Minnesota for tribal casinos and through mobile applications operated by the tribes, we would experience increased competition from the tribal casinos which could divert customers from our Casino and Racetrack and thus adversely affect our financial condition, results of operations, and cash flows.

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

Minimum Wage Legislation

Minnesota has adopted a minimum wage law that sets the minimum hourly wage that must be paid to most Company employees. Beginning January 1, 2018, the minimum wage increases at the beginning of each year by the rate of inflation with a maximum increase of up to 2.5% per year. The minimum wage for 2023 was $10.59 per hour and is $10.85 per hour for 2024. This legislation has had an adverse financial impact on the Company by increasing expenses and we expect will continue to have an adverse impact on the Company. See the "Management's Discussion and Analysis of Financial Condition and Results of Operations." From time to time, we have implemented measures to partially mitigate the impact of increases in the minimum wage by raising our prices and reducing our employee count. These measures could themselves have an adverse effect because higher prices and diminished service levels may discourage customers from visiting the Racetrack.

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

To support its Casino, pari-mutuel horse racing, and catering and events businesses, the Company conducts year-round marketing efforts to maintain the loyalty of existing customers and attract new players to the property. The Company uses radio, television, digital advertising, social media, print advertising, and direct marketing to communicate to its audiences. In addition to its regular advertising and communication program, the Company conducts numerous special promotions, handicapping contests, and poker tournaments to attract incremental visits. The Company also uses a player rewards and database marketing program to enhance the loyalty of its guests.

The Company continues to focus on creating a premier guest experience as the core element of its marketing efforts. This includes delivering great customer service, developing new food and beverage offerings, creating fan education programs, and providing entertainment opportunities that go beyond the traditional pari-mutuel wagering and card playing activities.

Human Capital and Team Members

Talent Management

At December 31, 2023, the Company had 227 full-time team members and 538 part-time team members. The Company adds approximately 350 team members on a seasonal basis for live racing operations from early May until early September. The impact of the COVID-19 pandemic on the entertainment industry, and actions that we and others in the industry took in response to COVID-19 (including implementing furloughs, reduced work week schedules, temporarily pay reductions, and eliminating a number of job positions) have adversely affected our ability to attract and retain team members. We have seen and continue to see industry-wide labor shortages causing challenges in hiring or re-hiring for certain positions. In response, we have enhanced our recruitment and retention efforts and increased compensation where needed to maintain competitiveness in this extremely difficult market.

We also offer benefits to eligible employees, including participation in our KSOP Plan (the “KSOP”) that includes the Employee Stock Ownership Plan (the “ESOP”) and the 401(k) Plan. Beginning January 1, 2016, the matching of employee contributions has been issued in Company stock, which we believe aligns the interests of Company employees with our shareholders and allows employees to participate in the success that they help create at our company.

Our success depends in large part upon our ability to attract, retain, train, lead, and motivate skilled team members. To facilitate the recruitment, development, and retention of our valuable team members, we strive to make Canterbury Park a diverse, inclusive, and safe workplace, with opportunities for our team to grow and develop. The Company offers training and development opportunities for team members to enhance leadership and communication skills. The Company also has created various internal committees, including a specific rewards and recognition committee to support our team member recognition programs. To help retain talent, we measure team member engagement, including conducting regular engagement surveys to all team members. The most recent survey was conducted in 2022 and reflected an engagement level among our team members that exceeded the average engagement levels of benchmarked companies. The Company intends to complete a similar survey in late 2024.

Health and Safety

During 2022 and 2023, we continued to focus significant attention to enhancing health and safety protocols. In addition, our employee guidelines and policies are founded on our cornerstones of safety, service, courtesy, cleanliness, and integrity. We are committed to equal opportunity employment and prohibit harassment or discrimination of any kind. We have adopted an open door policy to encourage an honest employer-associate relationship which includes a confidential hotline available to all employees.

Executive Officers

The executive officers of the Company, their ages and their positions with the Company at March 15, 2024 are as follows:

Name	Age	Position with Company
Randall D. Sampson	65	President, CEO, and Chairman of the Board

Randy J. Dehmer	41	Senior Vice President of Finance and CFO

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

Randy J. Dehmer was hired as Vice President of Finance and Chief Financial Officer in May 2019, and promoted to Senior Vice President of Finance in September 2021. Mr. Dehmer worked for the Company from December 2007 to August 2013, most recently serving as controller from March 2012 to August 2013. Prior to rejoining the Company, he served as financial controller for Clearfield, Inc. (Nasdaq: CLFD), which designs, manufactures, and distributes fiber protection, fiber management and fiber delivery solutions, from September 2013 to May 2019. Mr. Dehmer also currently serves as a director on the Shakopee Chamber of Commerce board.

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

Risk Factors Related to Horse Racing and Gaming Generally

We may not be successful at implementing our growth strategy.

In 2023, we developed a five-year strategic plan focused on growing Casino revenue. As part of our execution on the five-year strategic plan, we are actively evaluating new opportunities that would diversify and grow our business, including through potential strategic transactions and initiatives.

We cannot ensure that this growth strategy will be successful either in the short-term or in the long-term, or that this overall strategy will generate a positive return on our investment. We must commit significant resources to these strategic transactions and initiatives before knowing whether our investments will result in the operational or financial results we expect or intend. The return on our investments in strategic transactions and initiatives may be lower, or may develop more slowly, than we expect.

Our growth strategy may place significant demands on our financial, operational and management resources. We may not execute successfully on our growth strategy because of legislative, regulatory, financial, or other hurdles that we fail to overcome in a timely fashion, or lack of appropriate resources. Additionally, we may compete with other companies for attractive strategic opportunities. The process of identifying and exploring strategic transactions and initiatives is time consuming and may result in a diversion of management’s time and attention away from existing business activities. Additionally, if we do not effectively communicate our growth strategy to our investors and stakeholders, we may not realize the full benefits that we would otherwise gain through successful execution of that strategy.

If we do not achieve the benefits anticipated from our investments in our growth strategy or if the achievement of these benefits is delayed, our operating results may be adversely affected. There can be no assurance that we will develop and implement transactions and initiatives that will advance the goals of our strategic plan in a cost-effective or timely manner or at all.

Our business is sensitive to reductions in discretionary consumer spending as a result of downturns in the economy and other factors outside of our control.

Our business is sensitive to downturns in the economy and the associated impact on discretionary spending on entertainment, gaming, and other leisure activities. Our in-person visitors are predominately local, so we compete for more day-to-day discretionary spending as compared with destination spending. Decreases in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions or the economic conditions in the Twin Cities or Minnesota specifically, effects of declines in consumer confidence in the economy, any future employment and credit crisis, the impact of high and prolonged inflation, particularly with respect to housing, energy and food costs, the increased cost of travel, decreased disposable consumer income and wealth, fears of war and future acts of terrorism, or widespread illnesses or epidemics, including COVID-19, can have a material adverse effect on discretionary spending and other areas of economic behavior that directly impact the gaming and entertainment industries in general and could further reduce customer demand in our Casino, Racetrack and food and beverage segments, which may negatively impact our revenues and operating cash flow.

We have experienced a decrease in revenue and profitability from live racing.

Following the expiration of the CMA on December 31, 2022, we did not receive any purse enhancement, marketing payments, or other amounts under the CMA.  In 2022, the SMSC paid an annual purse enhancement of $7,280,000 and an annual marketing payment of $1,620,000. The purse enhancement payments were paid directly to the MHBPA to support purse sizes and accordingly, such payments had no direct impact on the Company’s consolidated financial statements or operations. The marketing payments under the CMA offset the Company’s expense relating to certain marketing efforts, including signage, promotions, player benefits, and events.

Accordingly, due to the lack of an annual purse enhancement, the purses and the number of races we were able to offer in the 2023 live racing season were smaller than they have been in the past. These factors resulted in a decrease in wagering on live races (particularly out-of-state handle), which ultimately result in a decrease in revenue from live racing in 2023 as compared to 2022.

We enter into an agreement with the horsepersons each year for the following year’s live racing season. For the 2024 live racing season, we have agreed with the MHBPA and MQHRA to a 54-day racing season and have agreed to contribute an additional share of our Casino revenue to the statutorily required purse amounts to guarantee purses for overnight races at $23,000 per race. In order to ensure the guaranteed minimum overnight purse structure, we will be making an overpayment that may be repaid to us through reimbursement in subsequent racing years. This anticipated overpayment of purses is intended to create a short-term bridge until additional purse supplements can be obtained from other sources. In the event that additional purse revenue is secured through additional forms of gaming at Canterbury, new revenue streams, or legislative action are obtained to fund purses and beyond the current statutory requirements, we will be eligible for reimbursement of the actual 2024 overpayment amount from those purse supplements. This arrangement will have the effect of increasing the average purse size per live race for the 2024 live racing season, which we expect will lead to larger field sizes, an increase in wagering on live races and increased revenue from live racing as compared to 2023. However, there can be no assurance that our agreed-upon purse supplements will have the expected impact on the financial performance of live racing or that any improved financial performance of live racing will offset the amounts we contribute to purses. Further, there can be no assurance that we will receive any reimbursement of any 2024 overpayment amount.

Additionally, if, for any reason, we are unable to reach an annual agreement with the MHBPA and the MQHRA for any future live racing season, our operations would be adversely affected by a decrease in the daily purses, potential reduction in the quality of horses, lower attendance, lower overall average handle, and substantially greater operating expenses.

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

We believe that patrons prefer to wager on races with a number of horses in the race (the “field”) at or above the national average. A failure to offer races with adequate fields generally results in less wagering on our horse races, which we experienced during the 2023 live racing season. Our ability to attract adequate fields depends on several factors, including our ability to offer and fund competitive purses and overall horse population available for racing. Various factors have led to declines in the horse population in Minnesota and other areas of the country, including competition from racetracks in other areas, increased costs, changing economic returns for owners and breeders, and the spread of various debilitating and contagious equine diseases. If our racetrack is faced with a sustained outbreak of a contagious equine disease, it could have a material impact on our profitability.

Finally, if we are unable to attract horse owners to stable and race their horses at our racetrack by offering a competitive environment, including high-quality facilities, a well-maintained racetrack, comfortable conditions for backstretch personnel involved in the care and training of horses stabled at our racetrack, and a competitive purse structure, our profitability could also decrease. We also face increased competition for horses and trainers from racetracks that are licensed to operate slot machines and other electronic gaming machines that provide these racetracks an advantage in generating new additional revenues for race purses and capital improvements. Our inability in the future to attract adequate fields, for whatever reason, could have a material adverse impact on our business, financial condition, and results of operations.

We face significant competition, both directly from other racing and gaming operations and indirectly from other forms of entertainment and leisure time activities, which could have a material adverse effect on our operations.

We face intense competition in our market, particularly direct competition from Running Aces in Columbus Township, Anoka County, Minnesota, a racetrack and card room that is located approximately 40 miles from Canterbury Park. Running Aces offers pari-mutuel wagering on live races of standardbred (“harness”) horses on a seasonal basis and year-round wagering on simulcasting of all breeds of horse races. In addition to pari-mutuel wagering, Running Aces operates a card room that directly competes with the Company’s Casino.

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

Internet-based interactive gaming and wagering, both legal and illegal, is growing rapidly and adversely affects all forms of wagering offered by the Company. We anticipate competition in this area will become more intense as new Internet-based ventures enter our industry and as state and federal regulations on Internet-based activities are clarified. Additionally, we compete with other forms of gambling, including betting on professional sports, spectator sports, other forms of entertainment, and other racetracks throughout the country.

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

Furthermore, the Company faces indirect competition from a variety of sources for discretionary consumer spending, including spectator sports and other entertainment and gaming options. In the Minneapolis-Saint Paul metropolitan area, competition includes a wide range of live and televised professional and collegiate sporting events. In addition, live horse racing competes with a wide variety of summer attractions, including amusement parks, sporting events, and other local activities.

Nationally, the popularity of horse racing has declined.

There has been a general decline in the number of people wagering on live horse races at North American racetracks, either in person or via simulcasting, due to a number of factors, including increased competition from other wagering and entertainment alternatives as discussed above. Declining interest in horse racing has had a negative impact on revenues and profitability in our racing business. A general decline in interest in horse racing and pari-mutuel wagering could have a material adverse impact on our business, financial condition, and results of operations in future years.

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

Our customers use information provided by a third-party vendor that accumulates wagers, records sales, calculates payoffs, and displays wagering data in a secure manner to patrons who wager on our horse races. Any failure to keep this technology current could limit our ability to serve patrons effectively or develop new forms of wagering or affect the security of the wagering process, thus affecting patron confidence in our product. A perceived lack of integrity in the wagering systems could result in a decline in bettor confidence and could lead to a decline in the amount wagered on horse racing. In addition, a totalizator system failure could cause a considerable loss of revenue if betting machines are unavailable for a significant period of time or during an event with high betting volume.

Inclement weather and other conditions may affect our ability to conduct live racing.

Since horse racing is conducted outdoors, unfavorable weather conditions, including extremely high and low temperatures, high winds, storms, tornadoes, and hurricanes, could cause events to be postponed or canceled or attendance to be lower, resulting in reduced wagering. For example, in 2023, the Company had one day of live racing cancelled and two other days shortened due to inclement weather. Our operations, as well as the racetracks from which we receive simulcast signals, are subject to reduced patronage, disruptions, or complete cessation of operations due to weather conditions, natural disasters, and other casualties. While the Company maintains insurance for inclement weather conditions, if a prolonged business interruption were to occur due to inclement weather and continue for a significant length of time at our racetrack, it could have a material adverse impact on our business, financial condition, and results of operations.

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

In August 2020, Doran exercised its option for Phase II of the project, which will include an additional 300 residential units, and Canterbury Development entered into a second joint venture agreement with Doran. Pursuant to this second agreement, in early August 2020, the Company transferred roughly 10 acres of land to the second joint venture with Doran, resulting in receiving 27.4% ownership in the Doran Phase II joint venture. Canterbury Development will rely on Doran for the successful leasing and operation of the Triple Crown Residences. If Doran's ability to successfully lease and operate this project is impaired, it could have a material adverse effect on our business, prospects, financial condition, or results of operations.

We rely on the efforts of our partner Greystone Construction for a new development project.

On June 16, 2020, Canterbury Development entered into an operating agreement with an affiliate of Greystone Construction, as the two members of a Minnesota limited liability company named Canterbury DBSV Development, LLC (Canterbury DBSV). Canterbury DBSV was formed as part of a joint venture between Greystone and Canterbury Development LLC for a multi-use development on the 13-acre land parcel located on the southwest portion of the Company’s racetrack. Canterbury Development’s equity contribution to Canterbury DBSV was approximately 13 acres of land, which were contributed to Canterbury DBSV on July 1, 2020. In connection with its contribution, Canterbury Development became a 61.87% equity member in Canterbury DBSV. The Company will rely on the efforts of our partner Greystone Construction for the success of this new development project. If Greystone Construction’s ability to successfully develop this project is impaired, it could have a material adverse effect on our business, prospects, financial condition, or results of operations.

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

We face competition from other real estate developers.

Canterbury Development and its joint ventures face competition from developers of other residential, mixed use, office, retail, hotel, and entertainment spaces around Shakopee, Minnesota and elsewhere in Minnesota. These other developers may be larger and have more resources than Canterbury Development or than Canterbury Development and its developer partners on a combined basis. The leasing of real estate is highly competitive. The principal competitive factors are rent, location, lease term, lease concessions, services provided, and the nature and condition of the property to be leased. The Canterbury Development joint ventures will directly compete with all owners, developers, and operators of similar space in the areas in which our properties are located. The number of competitive multifamily properties in our particular market could adversely affect lease rates at residential properties in Canterbury Commons, as well as the rents able to be charged. In addition, other forms of residential properties, including single family housing and town homes, provide housing alternatives to potential residents of luxury apartment communities like our Triple Crown Residences at Canterbury Park. Likewise, the competition for high quality tenants for retail, office, and other spaces is intense. In order to be successful, our real estate joint ventures must have competitive rental rates and maintain high occupancy rates with a financially stable tenant base.

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

Inflation has the potential to adversely affect our business, results of operations, financial position and liquidity by increasing our overall cost structure. The existence of inflation in the economy has the potential to result in higher interest rates and capital costs, supply shortages, increased costs of labor and other similar effects. As a result of inflation, we have experienced and may continue to experience, increases in the costs of food and beverage supplies, labor, materials, energy, fuel, and other inputs. Although we may take measures to mitigate the impact of this inflation through pricing actions and efficiency gains, if these measures are not effective our business, results of operations, financial position, and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred. Additionally, the pricing actions we take could result in a decrease in market share.

An increase in the minimum wage mandated under Federal or Minnesota law could have a material adverse effect on our operations and financial results.

The Company employs a large number of individuals at an hourly wage equal to or slightly above the current state mandated wage of $10.85 per hour for 2024. See “Regulation and Regulatory Changes” above for additional information regarding minimum wage legislation. Most of these employees are either high school or college students employed on a seasonal basis or tipped employees, many of whom receive, on average, tip income that is significantly higher than the current minimum wage. From time to time, legislation is introduced in the U.S. Congress or the Minnesota legislature that would substantially increase the minimum wage. Passage of legislation that would substantially increase the minimum wage could have a material adverse impact on the Company. Additionally, the Minnesota minimum wage annually increases at the beginning of each year by the rate of inflation with a maximum increase of up to 2.5% per year.  Multi-year increases in the Minnesota minimum wage due to sustained inflation could have a material adverse impact on the Company.

Our success may be affected if we are not able to attract, develop, and retain qualified personnel.

Our ability to compete effectively depends on our ability to identify, recruit, develop, and retain qualified personnel.  In particular, we depend upon the skills and efforts of our senior executives and management team, including Randall D. Sampson, who has served as our Chief Executive Officer since 1994. If we are unable to successfully identify, recruit, develop, and retain qualified personnel or adapt to changing worker expectations and working arrangements, it may be difficult for us to manage and grow our business, which could adversely affect our results of operations and financial condition. Additionally, our inability to retain the key members of our senior executives and management team could adversely affect our results of operations and financial condition.

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

Our information technology and other systems are subject to cybersecurity risk including misappropriation of customer information or other information security incidents.

We rely on information technology and other systems to maintain and transmit customers’ personal and financial information, credit card information, mailing lists, and other information. We have taken steps designed to safeguard our customers’ personal and financial information and have implemented systems designed to meet the applicable requirements of the Payment Card Industry standards for data protection. However, our information and processes are subject to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent access or use by unauthorized individuals. The steps we take to deter and mitigate these risks may not be successful, and any resulting compromise or loss of data or systems could adversely impact operations or regulatory compliance and could result in remedial expenses, fines, litigation, and loss of reputation, potentially impacting our financial results. Although we have invested in and deployed security systems and developed processes that are designed to protect all sensitive data, prevent data loss and reduce the impact of a security incident, such measures cannot provide absolute security.

We process, store, and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business.

We receive, store, and process personal information and other customer data. There are numerous federal, state, and local laws regarding privacy and the storing, sharing, use, processing, disclosure, and protection of personal information and other data. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other player data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, which could have an adverse effect on our business.

While we maintain insurance coverage specific to cyber-insurance matters, any failure on our part to maintain adequate safeguards may subject us to significant liabilities.

Additionally, if third parties we work with, such as vendors, violate applicable laws or our policies or suffer a significant cybersecurity incident, these violations may also put our customers’ information at risk and could in turn have an adverse effect on our business. The Company is also subject to payment card association rules and obligations under its contracts with payment card processors. Under these rules and obligations, if information is compromised, the Company could be liable to payment card issuers for the associated expense and penalties. In addition, if the Company fails to follow payment card industry security standards, even if no customer information is compromised, the Company could incur significant fines or experience a significant increase in payment card transaction costs.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 1C. CYBERSECURITY

The Company maintains a governance structure to address cybersecurity risk, which involves the Board, the Audit Committee, the Company’s Director of Information Technology, and a dedicated Incident Response Team.

The Company utilizes a cross-functional, multilayered approach risk management to its cybersecurity to identify, prevent, and mitigate cybersecurity threats to the Company designed to preserve the confidentiality, security, and integrity of the Company’s information and data. The Company conducts periodic tests to assess the Company’s processes and procedures and the threat landscape. The Board and the Audit Committee receive regular presentations on cybersecurity-related topics ranging from the results of penetration testing, recent developments, evolving standards, the threat environment, technological trends, and information security considerations facing the Company and its peers. At least annually, the Board discusses the Company’s approach to cybersecurity risk management with the Company’s Director of Information Technology, and at least annually, or more frequently as necessary, the Company’s Director of Information Technology meets with the Audit Committee to discuss cybersecurity risk management. The Company’s security program and IT-related controls are regularly examined by internal auditors, external auditors, and various regulators.

The Company's Incident Response Team is led by our Director of Information Technology and also comprised of various cross-functional members of management. The team is responsible for identifying, assessing, mitigating, and reporting on material cybersecurity risks and will present regular reports to the Audit Committee and the Board. The Board and the Audit Committee are also informed of any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding such incident until it has been addressed.

The Company maintains an operational Incident Response Plan (“IRP”) that defines how the Company handles cyber incidents, including escalation, reporting and remediation procedures. The IRP is reviewed annually both internally and by third parties during regular audits. In addition, the Company retains a third-party consultant with expertise in cyber risks and incidents to advise on cybersecurity related matters. The Company’s consultant is also part of the Company’s IRP procedures and provides independent analysis and advice during cybersecurity investigations. The Company also provides annual trainings for all employees designed to reinforce the Company’s information technology risk and security management policies, standards and practices, as well as the expectation that all employees comply with these policies. These trainings are supplemented by Company-wide assessment initiatives, including periodic testing. The Company provides specialized security training for certain employee roles.

The Company maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

Although we have designed our cybersecurity program and governance procedures above to mitigate cybersecurity risks, we face unknown and changing cybersecurity risks, threats and attacks. To date, these risks, threats or attacks have not had a material impact on our operations, business strategy, or financial results, but we cannot provide assurance that they will not have a material impact in the future. See the section entitled “Risk Factors” included elsewhere in this Annual Report for further information.

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

Underutilized Land

In 2023, the Company sold approximately 37 acres of land to the north of the racetrack for the development of a state-of-the-art amphitheater. In 2022, the Company sold approximately four acres of land to the west of the Racetrack. As of December 31, 2023, the Company has approximately 40 acres of land remaining that are owned or controlled by the Company that are not currently used for its business operations, and could be developed or sold, in whole or in part. See discussion above titled “Development Operations” and footnote 12 to the consolidated financial statements for more information.

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

HOLDERS

At March 7, 2024, the Company had 568 shareholders of record of its common stock.

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

STRATEGIC OVERVIEW

Canterbury Park Holding Corporation (the “Company,” “we,” “our,” or “us”) hosts pari-mutuel wagering on thoroughbred and quarter horse races and “unbanked” card games at its Canterbury Park Racetrack and Casino facility (the “Racetrack”) in Shakopee, Minnesota, which is approximately 20 miles southwest of downtown Minneapolis. The Racetrack is the only facility in the State of Minnesota that offers live pari-mutuel thoroughbred and quarter horse racing.

The Company’s pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack each year from May through September and year-round wagering on races primarily held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”). Unbanked card games, in which patrons compete against each other and not the house, are hosted in the Casino at the Racetrack. The Casino operates 24 hours a day, seven days a week. The Casino offers both poker and table games at up to 80 tables. The Company also derives revenues from related services and activities, such as food and beverage, parking, advertising signage, publication sales, and from other entertainment events and activities held at the Racetrack.

In 2023, Canterbury Development continued to pursue various development opportunities that began in 2015 for its underutilized land in a project known as Canterbury Commons. These development opportunities have included contributions of land to joint ventures, three as of the end of December 2023, and sales of parcels of land to third parties that will then develop the property. Our long-term strategic direction is to continue to enhance our Racetrack as a unique gaming and entertainment destination and develop the approximately 40 acres of underutilized land not needed for our Racetrack Operations.

The following summarizes our financial performance for the last five years (in 000’s):

Financial Performance Summary	2023	2022	2021		2020	2019
Net Revenues	$61,437	$66,824	$60,400		$33,140	$59,227
Operating Expenses	56,426	55,943	42,882	(1)	34,882	55,591	(2)
Gain on Transfer/Sale of Land	6,490	12	264		2,368	—
Income (Loss) Before Income Taxes	14,980	10,235	15,798		(189)	3,963
Income Tax (Expense) Benefit	(4,417)	(2,722)	(3,999)		1,251	(1,244)
Net Income	10,563	7,513	11,798		1,062	2,718

1	During fiscal year 2021, the Company reduced operating expenses $6,314,000 by recording an employee retention credit, a refundable tax credit.
2	During fiscal year 2019, the Company reduced operating expenses $21,000 by recording a gain on insurance recoveries.

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

The Company qualified for federal government assistance through the ERC provisions for the second, third, and fourth quarters of 2020, as well as the first and second quarters of 2021. We recognize government grants for which there is a reasonable assurance of compliance with grant conditions and receipt of credits. The Company's expected one-time refunds at December 31, 2023 and 2022 were $0 and $6,103,236, respectively, and are included on the Consolidated Balance Sheets as an employee retention credit receivable. As indicated, the Company received its remaining employee retention credit receivable in 2023.

OPERATIONS REVIEW

YEAR ENDED December 31, 2023 COMPARED TO YEAR ENDED December 31, 2022

EBITDA represents earnings before interest income, income tax expense, depreciation, and amortization. EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles in the United States of America ("GAAP"), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance or cash flows from operating activities as a measure of liquidity. We present EBITDA as a supplemental disclosure for our Racetrack Operations because it is a widely used measure of performance of and basis for valuation of companies in the gaming industry. Other companies that provide EBITDA information may calculate EBITDA differently than we do. We also compute Adjusted EBITDA, a non-GAAP measure, which reflects additional adjustments to EBITDA to eliminate unusual or non-recurring items, as well as items relating to our real estate development operations. For the year ended December 31, 2023, Adjusted EBITDA excluded from EBITDA stock-based compensation (which includes the Company's 401(k) match in stock contribution), the gain on sale of land, loss on disposal of assets, insurance proceeds received by the Company's equity investment and depreciation, and amortization and interest related to equity investments. For the year ended December 31, 2022, Adjusted EBITDA excluded from EBITDA stock-based compensation (which includes the Company's 401(k) match in stock contribution), the gain on saleof land, loss on disposal of assets, and depreciation, and amortization and interest related to equity investments.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and Adjusted EBITDA (defined above), which are non-GAAP measures, for the years ended:

SUMMARY OF EBITDA DATA

	Year Ended December 31,
	2023	2022
NET INCOME	$10,563,249	$7,512,946
Interest income, net	(1,978,122)	(909,958)
Income tax expense	4,417,000	2,721,800
Depreciation	3,145,372	2,981,168
EBITDA	16,147,499	12,305,956
Stock-based compensation	1,378,373	1,068,366
Loss on disposal of assets	157,160	157,435
Gain on sale of land	(6,489,976)	(12,151)
Gain on insurance proceeds related to equity investments	(4,227,701)	—
Depreciation and amortization related to equity investments	1,753,256	1,782,870
Interest expense related to equity investments	1,727,192	907,099
ADJUSTED EBITDA	$10,445,803	$16,209,575

Adjusted EBITDA decreased $5,764,000, or 35.6%, for 2023 compared to 2022. For 2023, Adjusted EBITDA as a percentage of net revenue was 17.0%. For 2022, Adjusted EBITDA as a percentage of net revenue was 24.3%.

REVENUES

Total net revenues for 2023 were $61,437,000, a decrease of $5,387,000, or 8.1%, compared to total net revenues of $66,824,000 for 2022. For 2023 as compared to 2022, total pari-mutuel revenue decreased 24.7%, Casino revenue decreased 1.1%, food and beverage revenue decreased 4.8%, and other revenue decreased 24.9%. See below for a further discussion of our sources of revenues for each of our pari-mutuel, Casino, food and beverage, and other revenues.

CASINO REVENUES

	Year Ended December 31,
	2023	2022
Poker Games Collection	$7,477,000	$7,607,000
Other Poker Revenue	3,016,000	2,875,000
Total Poker Revenue	10,493,000	10,482,000

Table Games Collection	26,970,000	27,392,000
Other Table Games Revenue	2,318,000	2,345,000
Total Table Games Revenue	29,288,000	29,737,000

Total Casino Revenue	$39,781,000	$40,219,000

The primary source of Casino revenue is a percentage of the wagers received from the players as compensation for providing the Casino facility and services, referred to as “collection revenue.” Other Revenue presented above includes fees collected for the administration of tournaments and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds. Casino revenue represented 64.8% and 60.2% of the Company’s net revenues for the years ended December 31, 2023 and 2022, respectively.

Total Casino revenue decreased $438,000, or 1.1%, in 2023 compared to 2022.The decrease is primarily due to a decrease in live race days year-over-year.

PARI-MUTUEL REVENUES

	Year Ended December 31,
	2023	2022
Simulcast	$3,717,000	$3,862,000
Live racing	1,526,000	1,890,000
Guest fees	1,582,000	3,517,000
Other revenue	1,429,000	1,689,000
Total Pari-Mutuel Revenue	$8,254,000	$10,958,000

Racing Days
Simulcast only racing days	311	300
Live and simulcast racing days	53	64
Total Number of Racing Days	364	364

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

Total 2023 pari-mutuel revenue decreased $2,704,000, or 24.7%, compared to 2022. The decrease in revenue in 2023 compared to 2022 is primarily due to a decrease in live race days year-over-year (53 race days in 2023 compared to 64 race days in 2022) as well as decreased guest fees from out-state-handle on our live racing product on a per day basis due to decreased field size.

FOOD AND BEVERAGE REVENUES

Food and beverage revenue decreased $398,000, or 4.8%, to $7,829,000 for the year ended December 31, 2023 compared to 2022. The decrease in food and beverage revenues is primarily due to Twin Cities Summer Jam not taking place in 2023 as it did during the third quarter of 2022.

OTHER REVENUES

Other revenue, consisting of admission revenues, corporate sponsorships, space rentals, and other miscellaneous activities, decreased $1,847,000, or 24.9%, to $5,573,000 in 2023 compared to 2022. The decrease is primarily due to the expiration of the CMA as marketing funds received from the agreement were used and subsequently recorded in other revenues as well as being recorded as operating expenses, primarily advertising and marketing.

OPERATING EXPENSES

Total operating expenses increased $483,000, or 0.9%, to $56,426,000 in 2023, from $55,943,000 in 2022. An explanation of changes in specific categories of operating expense is set forth below. Total operating expenses as a percentage of net revenues increased to 91.8% in 2023 from 83.7% in 2022, which was a result of decreased net revenues for 2023 as compared to 2022.

Total purse expense decreased $930,000, or 10.9%, in 2023 compared to 2022. The decrease is due primarily to the decrease in pari-mutuel revenues. This also resulted in a decrease in Minnesota Breeders' Fund (the "MBF") expense (shown below). As discussed in greater detail in Item 1 above, Minnesota law requires us to allocate a portion of Casino revenues, wagering handle on simulcast and live horse races, and ADW source market fees for future payment as purses for live horse races and other authorized uses. While most of these amounts were paid into the purse funds for thoroughbred and quarter horse races, Minnesota law requires that a portion of the amounts allocated for purses be paid into the MBF.

			Minnesota Breeders’
	Purse Expense		Fund Expense
	2023	2022	2023	2022
Casino	$4,797,000	$4,852,000	$533,000	$539,000
Simulcast Racing	1,435,000	1,477,000	442,000	482,000
Live Racing	1,368,000	2,201,000	79,000	98,000
Total	$7,600,000	$8,530,000	$1,054,000	$1,119,000

Salaries and benefits expense increased $1,136,000, or 4.7%, in 2023 compared to 2022. The increase is primarily due to an increase in our wage-rate structure for seasonal as well as year-round employees to attract and retain front-line workers. The Company also increased its 401(k) match percentage, effective January 1, 2023.

Cost of food and beverage sales decreased $209,000, or 6.4%, in 2023 compared to 2022. The decrease is primarily due to the decreased food and beverage revenue due to Twin Cities Summer Jam not taking place in 2023 as noted above.

Advertising and marketing costs decreased $1,030,000, or 33.2%, in 2023 compared to 2022. The decrease is primarily attributable to the expiration of the Cooperative Marketing Agreement mentioned above in the other revenues section.

Professional and contracted service expenses increased $1,209,000, or 25.3% in 2023 compared to 2022. The increase is primarily attributable to long-term strategic growth initiatives being pursued as part of the execution on our five-year strategic plan focused on growing Casino revenue.

During 2023, the Company recorded a gain on sale of land of $6,490,000 as of result of the sale of approximately 37 acres of land to an affiliate of Swervo Development for approximately $8,800,000 in total consideration. During 2022, the Company recorded a gain on sale of land of $12,000 as of result of the sale of approximately 4.2 acres of land for approximately $1,200,000 in gross proceeds.

During 2023, the Company performed a review of any fixed assets that were no longer in service at December 31, 2023. As a result of this review, management determined to dispose of assets resulting in a loss on disposal of $223,000 during the fourth quarter of 2023. In addition to this write-off, the Company had multiple additional asset disposals for a gain of $66,000, resulting in a net loss on disposal of assets of $157,000 for the year ended December 31, 2023. During 2022, the Company performed a review of any fixed assets that were no longer in service at December 31, 2022. As a result of this review, management determined to dispose of assets resulting in a loss on disposal of $175,000 during the fourth quarter of 2022. In addition to this write-off, the Company had multiple additional asset disposals for a gain of $18,000, resulting in a net loss on disposal of assets of $157,000 for the year ended December 31, 2022.

OTHER INCOME (LOSS), NET

Other income, net, for the year ended December 31, 2023 was $3,479,000, an increase of $4,137,000, compared to an other loss, net, of $658,000 for the year ended December 31, 2022. The increase for the 2023 is primarily due to our share of a gain recognized on insurance proceeds received on a claim by Doran Canterbury I. The Company's portion of the gain on insurance proceeds recognized by Doran Canterbury I was $4,228,000.  Also contributing to the 2023 increase was increased interest income of approximately $1,068,000 year-over-year, due to the Company transferring available cash into certificates of deposit and money market funds as well as increasing interest rates related to our member loans to Doran Canterbury I and Doran Canterbury II.

The Company recorded a provision for income taxes of $4,417,000 and $2,722,000 for 2023 and 2022, respectively. The increase in our tax expense for 2023 compared to 2022 is due to an increase in income before taxes from operations, primarily related to the gain on land sale mentioned above. Our effective tax rate was 29.5% and 26.6% for 2023 and 2022, respectively.

Net income for the years 2023 and 2022 was $10,563,000 and $7,513,000, respectively.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Consolidated Financial Statements in accordance with GAAP requires us to make estimates and judgments that are subject to an inherent degree of uncertainty. The nature of the estimates and assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain factors or the susceptibility of such factors to change. The development and selection of critical accounting estimates, and the related disclosures, have been reviewed with the Audit Committee of our Board of Directors. We believe the current assumptions and other considerations used to estimate amounts reflected in our Consolidated Financial Statements are appropriate. However, if actual experience differs from the assumptions and other considerations used in estimating amounts reflected in our Consolidated Financial Statements, the resulting changes could have a material adverse effect on our financial condition, results of operations, and cash flows.

Estimate of the allowance for doubtful accounts - Property Tax Increment Financing "TIF" Receivable

As of December 31, 2023, the Company recorded a TIF receivable of approximately $13,973,000, which represents $11,307,000 of principal and $2,666,000 of interest. The TIF receivable requires significant management estimates and judgement pertaining to expected future tax revenue, the Company's development cost on infrastructure improvements, and whether an allowance for doubtful accounts is necessary. The TIF receivable was generated in connection with the Contract for Private Redevelopment, in which the City of Shakopee has agreed that a portion of the future tax increment revenue generated from the developed property around the Racetrack will be paid to the Company to reimburse it for expenses in constructing public infrastructure improvements.

The Company typically performs an annual collectability analysis of the TIF receivable in the fourth quarter of each year, or more frequently if indicators of the receivable to be potentially uncollectable exist. The Company utilizes a third party to assist with the projected tax increments. The quantitative analysis includes assumptions based on the market values of the completed development projects within Canterbury Commons, which derives the future projected tax increment revenue. The Company uses the analysis to determine if expected future tax increment revenue will exceed the Company's development costs on infrastructure improvements. As a result of our analysis for the year ended December 31, 2023, management believes the TIF receivable will be fully collectible and no allowance related to this receivable is necessary.

COOPERATIVE MARKETING AGREEMENT

The amounts received from the marketing payments under the CMA were recorded as a component of other revenue and the related expenses were recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the year ended December 31, 2022, the Company recorded $1,920,000 in other revenue and incurred $1,698,000 in advertising and marketing expense and $222,000 in depreciation related to the SMSC marketing payment.

The CMA expired by its terms on December 31, 2022. Accordingly, for the year ended December 31, 2023, there were no purse enhancement payments or marketing payments under the CMA.

COMMITMENTS AND CONTINGENCIES

Effective December 21, 2021, the Company entered into a Contribution and Indemnity Agreement ("Indemnity Agreement") with affiliates of Doran Companies ("Doran") relating to debt financing by Doran Canterbury I, LLC as borrower, which is guaranteed by Doran affiliates. Under the Indemnity Agreement, the Company is obligated to reimburse and indemnify each loan guarantor for any amounts paid by such loan guarantor to the lender on debt financing by Doran Canterbury I, LLC, up to a maximum of $5,000,000. Effective October 27, 2022, the Indemnity Agreement was amended to increase the maximum indemnification by an additional $700,000. Effective December 12, 2023, the Indemnity Agreement was amended to increase the maximum indemnification by an additional $1,300,000, bringing the total to a maximum of $7,000,000.

Effective December 21, 2023, the Company entered into its annual live race meet and purse fund contribution agreement with the Minnesota Horsemen’s Benevolent & Protective Association (“MNHBPA”) and the Minnesota Quarter Horse Racing Association (“MQHRA”) regarding the upcoming 2024 live race meet. In an effort to increase field size and improve the quality of racing for the 2024 season, the Company has guaranteed purses for overnight races at $23,000 per race. The parties recognize there is likely to be a significant financial cost to the Company in establishing a 2024 thoroughbred purse structure intended to average $23,000 per conducted overnight race and that to maintain that average purse structure, the Company will be making an overpayment that may be repaid to the Company through reimbursement in subsequent racing years. This anticipated overpayment of purses by the Company is intended to create a short-term bridge until additional purse supplements can be obtained from other sources. In the event that additional purse revenue is secured within the next five years through additional forms of gaming at the Company, new revenue streams, or legislative action, the Company will be eligible for reimbursement of the actual 2024 overpayment amount from those purse supplements.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at December 31, 2023 and as of the date of this report will not have a material impact on the Company’s consolidated financial position or results of operations.

The Company has committed to payment of statutory distributions under a $500,000 bond issued to the MRC as required under Minnesota law. The Company was not required to make any payments related to this bond in 2023 or 2022, and there is no liability related to this bond on the balance sheet as of December 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

Cash provided by operating activities for 2023 was $11,537,000, primarily as a result of the following: the Company reported net income of $10,563,000, depreciation of $3,145,000, deferred income taxes of $2,826,000, and stock-based compensation and 401(k) match totaling $1,379,000, offset by a gain from equity investment of $1,501,000 and a gain on land sale of $6,490,000. The Company experienced an increase in cash related to an employee retention credit receivable of $6,103,000, offset by a decrease in accounts payable, net of land, buildings, and equipment funded through accounts payable, of $1,465,000, and an increase in income taxes receivable of $2,031,000.

Cash provided by operating activities for 2022 was $11,217,000 as a result of net income of $7,513,000 and was increased by 2022 noncash charges from depreciation of $2,981,000, stock-based compensation expense of $450,000, stock-based employee match contribution of $619,000, and loss from equity investment of $1,568,000. Cash from operating activities in 2022 was reduced by a gain on sale of land of $12,000. The Company also experienced a decrease in Casino accruals of $573,000 and an increase in income taxes receivable of $788,000 in 2022 as compared to 2021. This was partially offset by an increase in our TIF receivable of $792,000 and a decrease in employee retention credit receivable of $211,000.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities for 2023 of $455,000 was used primarily for additions to land, buildings, and equipment of $7,908,000, an increase in related party receivable of $971,000, primarily due to additional member loans and interest related to the member loans, and purchases of short-term investments of $5,000,000. This was partially offset by proceeds received from the sale of land of $8,336,000 and proceeds from the sale of short-term investments of $5,000,000.

Net cash used in investing activities for 2022 of $9,275,000 was used primarily for additions to land, buildings, and equipment of $4,997,000, an increase in related party receivable of $377,000, purchases of short-term investments of $5,000,000, and an equity investment contribution of $398,000. This was partially offset by proceeds received from the sale of land $1,160,000 and cash dividends received from investments of $337,000.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in financing activities for 2023 was $1,345,000 primarily due to cash dividends paid to shareholders and payments for taxes of equity awards, partially offset by proceeds from the issuance of common stock.

Net cash used in financing activities for 2022 was $1,435,000 primarily due to the reinstituted quarterly cash dividend as well as payments for taxes of equity awards, partially offset by proceeds from the issuance of common stock.

CASH AND CAPITAL RESOURCES

At December 31, 2023, we had cash, cash equivalents, and restricted cash of $25,842,000 compared to $16,106,000 at December 31, 2022. This $9,736,000 increase consisted of $11,537,000 of net cash provided by operating activities in 2023, offset by $455,000 of net cash used in financing activities in 2023 and $1,345,000 of net cash used in investing activities in 2023. We believe our existing cash and cash equivalents, along with our short-term investments and cash flow from operations and availability of borrowing under our revolving line of credit agreement, will be sufficient to meet our liquidity and working capital requirements beyond the next 12 months.

Additionally, we also have finalized our stable area improvement plan, and have begun construction on our barn demo and relocation. We expect to invest approximately $15 million in the stable area improvement plan as currently designed, staged over the course of the next two years.

We also expect that we will see higher than historic use of cash for guaranteed overnight purses for the 2024 live racing season, which are guaranteed under our annual live race meet and purse fund contribution agreement with the MHBPA and MQHRA, which may be repaid to the Company through reimbursement in subsequent racing years.

The Company has a general credit and security agreement with a financial institution. The agreement was amended as of February 28, 2021 to extend the maturity date to January 31, 2024 and increase its revolving credit line up to $10,000,000. The line of credit was collateralized by all receivables, inventory, equipment, and general intangibles of the Company, as well as a mortgage on certain real property. The Company had no borrowings under the credit line during the year ended December 31, 2023. As of December 31, 2023, the outstanding balance on the line of credit was $0. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements at all times throughout 2023. The general credit and security agreement was further amended as of January 31, 2024 to extend the maturity date to January 31, 2027 and reduce the maximum borrowing under the line of credit to $5,000,000. In connection with the amendment, the financial institution terminated a mortgage to release certain Company real property as collateral and the parties entered into a negative pledge agreement under which the Company agreed not to create any liens or encumbrances on certain Company real property.

Our three largest sources of revenue: pari-mutuel wagering, Casino operations, and food and beverage, are all based on cash transactions. Consequently, we have significant inflows of cash on a daily basis. We designate cash balances that will be required to satisfy certain short-term liabilities such as progressive jackpots, the player pool, collateral needed for joint venture operations, and amounts due horsemen for purses and awards as “restricted” as a separate balance sheet item.

The Company offers unbanked table games that refer to a wagering system or game where wagers “lost” or “won” by the host are accumulated into a “player pool” to enhance the total amount paid back to players in any other card game. The Company is required to return accumulated player pool funds to the players through giveaways, promotional items, prizes, or by other means. The player pool liability was $1,055,000 and $1,064,000 at December 31, 2023 and 2022, respectively. Additionally, the table games jackpot pool was $524,000 and $309,000 at December 31, 2023 and 2022, respectively.

The Company also maintains a poker promotional pool where a portion of the poker "rake" is collected and accumulated into a promotional pool to enhance the total amount paid back to poker players. The Company is required to return accumulated poker promotional pool funds to the players through poker jackpots, giveaways, promotional items, prizes, or by other means. The poker promotional pool liability was $339,000 and $576,000 at December 31, 2023 and 2022, respectively.

The Casino offers progressive jackpots for poker games. Amounts collected for these jackpot funds are accrued as liabilities until paid to winners. At December 31, 2023 and 2022, accrued jackpot funds totaled $172,000 and $132,000, respectively. The MRC regulates the operation of the player pool and progressive jackpot pools. These liabilities have the potential for significant fluctuation on a daily basis.

All games in the Casino are played using chips. The value of chips issued and outstanding, referred to as the “outstanding chip liability,” was $558,000 and $587,000 at December 31, 2023 and 2022, respectively. This liability has the potential for significant fluctuation on a daily basis depending upon the demand for chip redemptions and sales.

Our second largest individual operating expense item is purse expense. Pursuant to an agreement with the MHBPA, we transferred into a trust account or paid directly to the MHBPA, approximately $7,133,000 and $7,846,000 in purse funds related to thoroughbred races for 2023 and 2022, respectively. Minnesota law provides that amounts transferred into this trust account are the property of the trust and not the Company. There were no unpaid purse fund obligations due to the MHBPA at December 31, 2023 or 2022.

In March 2014, the Company entered into a seven-year agreement with a new totalizator provider, which was extended an additional year in 2021. In March 2022, the Company entered into a five-year agreement with a new totalizator provider. Pursuant to the agreement, the vendor provides totalizator equipment and related software that records and processes all wagers and calculates odds and payoffs. Under the new agreement, $166,400 was charged to operations in 2023. The future minimum purchase obligations under the new agreement are $166,400 per year for each of the next four years. The amounts charged to operations for totalizator expenses for the years ended December 31, 2023 and 2022 were $205,000 and $253,000, respectively.

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

Forward-looking statements are not guarantees of future actions, outcomes, results or performance. Any forward-looking statement made by us or on our behalf speaks only as of the date on which such statement is made. There are many important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or the results expressed in or implied by any forward-looking statements. These important factors include, but are not limited to:

●	We may not be successful at implementing our growth strategy.
●	Our business is sensitive to reductions in discretionary consumer spending as a result of downturns in the economy and other factors outside of our control.
●	We have experienced a decrease in revenue and profitability from live racing.
●	We may not be able to attract a sufficient number of horses and trainers to achieve above average field sizes.
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

●	We are subject to extensive regulation from gaming authorities that could adversely affect us.
●	We rely on the efforts of our partner Doran for the development and profitable operation of our Triple Crown Residences at Canterbury Park joint venture.
●	We rely on the efforts of our partner Greystone Construction for a new development project.
●	We may not be successful in executing our real estate development strategy.
●	We are obligated to make improvements in the TIF district and will be reimbursed only to the extent of future tax revenue.
●	We face competition from other real estate developers.
●	We may be adversely affected by the effects of inflation.
●	An increase in the minimum wage mandated under Federal or Minnesota law could have a material adverse effect on our operations and financial results.
●	Our success may be affected if we are not able to attract, develop and retain qualified personnel.
●	The payment and amount of future dividends is subject to Board of Director discretion and to various risks and uncertainties.
●	Our information technology and other systems are subject to cyber security risk including misappropriation of customer information or other breaches of information security.
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

(a)          Financial Statements

The following financial statements of the Company are set forth on pages 34 through 59 of the Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Canterbury Park Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Canterbury Park Holding Corporation and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended and the related notes (collectively referred to as the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota

March 12, 2024

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2023 and 2022

	2023	2022
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$21,936,210	$12,989,087
Restricted cash	3,905,544	3,116,916
Short-term investments	5,000,000	5,000,000
Accounts receivable, net of allowance of $7,670 and $19,250 at December 31, 2023 and 2022, respectively	484,092	618,365
Employee retention credit receivable	—	6,103,236
Inventory	249,370	262,073
Prepaid expenses	645,422	557,520
Income taxes receivable and prepaid income taxes	4,083,364	2,052,364
Total Current Assets	36,304,002	30,699,561

LONG-TERM ASSETS
Deposits	—	27,000
Other prepaid expenses	10,978	41,774
TIF receivable	13,972,875	13,294,337
Related party receivable (Note 13)	3,526,071	2,555,320
Operating lease right-of-use assets	53,026	—
Equity investment (Note 12)	6,612,712	6,863,517
Land held for development	1,229,475	2,303,010
Land, buildings, and equipment, net (Note 3)	42,969,529	36,491,660
Total Long-term Assets	68,374,666	61,576,618
TOTAL ASSETS	$104,678,668	$92,276,179

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,599,391	$3,368,683
Casino accruals	2,667,499	2,684,444
Accrued wages and payroll taxes	1,662,927	1,814,879
Cash dividend payable	346,125	341,602
Accrued property taxes	741,215	795,646
Deferred revenue	274,898	413,442
Payable to horsepersons	763,383	993,529
Current portion of finance lease obligations	1,604	18,973
Current portion of operating lease obligations	25,352	—
Total Current Liabilities	11,082,394	10,431,198

LONG-TERM LIABILITIES
Deferred income taxes (Note 4)	10,300,015	7,474,015
Investee losses in excess of equity investment	1,464,218	3,185,923
Finance lease obligations, net of current portion	7,770	—
Operating lease obligations, net of current portion	27,674	—
Total Long-term Liabilities	11,799,677	10,659,938
TOTAL LIABILITIES	22,882,071	21,091,136

STOCKHOLDERS’ EQUITY (Note 5)
Common stock, $.01 par value, 10,000,000 shares authorized, 4,962,573 and 4,888,975, respectively, shares issued and outstanding	49,626	48,890
Additional paid-in capital	27,351,509	25,914,644
Retained earnings	54,395,462	45,221,509
Total Stockholders’ Equity	81,796,597	71,185,043
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$104,678,668	$92,276,179

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED December 31, 2023 and 2022

	2023	2022
OPERATING REVENUES:
Casino	$39,781,166	$40,218,953
Pari-mutuel	8,253,615	10,957,692
Food and beverage	7,828,980	8,227,105
Other	5,573,097	7,420,131
Total Net Revenues	61,436,858	66,823,881

OPERATING EXPENSES:
Purse expense	7,600,059	8,530,090
Minnesota Breeders’ Fund	1,053,790	1,118,968
Other pari-mutuel expenses	915,714	962,579
Salaries and benefits	25,490,790	24,355,049
Cost of food and beverage and other sales	3,062,974	3,272,472
Depreciation	3,145,372	2,981,168
Utilities	1,680,885	1,747,744
Advertising and marketing	2,068,846	3,098,437
Professional and contracted services	5,981,480	4,772,565
Loss on disposal of assets	157,160	157,435
Other operating expenses	5,268,905	4,946,915
Total Operating Expenses	56,425,975	55,943,422
Gain on sale of land (Note 12)	6,489,976	12,151
INCOME FROM OPERATIONS	11,500,859	10,892,610
OTHER INCOME (LOSS)
Income (loss) from equity investment	1,501,268	(1,567,822)
Interest income, net	1,978,122	909,958
Net Other Income (Loss)	3,479,390	(657,864)
INCOME BEFORE INCOME TAXES	14,980,249	10,234,746
INCOME TAX EXPENSE (Note 4)	(4,417,000)	(2,721,800)
NET INCOME	$10,563,249	$7,512,946

Basic earnings per share	$2.15	$1.55
Diluted earnings per share	$2.13	$1.54
Weighted Average Basic Shares Outstanding	4,921,379	4,854,339
Weighted Average Diluted Shares	4,949,182	4,892,600

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED December 31, 2023 and 2022

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2021	4,812,085	48,121	24,894,571	39,410,534	$64,353,226

Stock-based compensation	—	—	449,891	—	449,891
Dividend distribution	—	—	—	(1,701,971)	(1,701,971)
401(K) stock match	25,939	260	618,475	—	618,735
Issuance of deferred stock awards	41,816	418	(213,026)	—	(212,608)
Shares issued under Employee Stock Purchase Plan	9,135	91	164,733	—	164,824
Net income	—	—	—	7,512,946	7,512,946

Balance at December 31, 2022	4,888,975	48,890	25,914,644	45,221,509	71,185,043

Stock-based compensation	—	—	527,762	—	527,762
Dividend distribution	—	—	—	(1,389,296)	(1,389,296)
401(K) stock match	38,701	387	850,611	—	850,998
Issuance of deferred stock awards	22,197	222	(171,970)	—	(171,748)
Shares issued under Employee Stock Purchase Plan	12,700	127	230,462	—	230,589
Net income	—	—	—	10,563,249	10,563,249

Balance at December 31, 2023	4,962,573	$49,626	$27,351,509	$54,395,462	$81,796,597

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED December 31, 2023 and 2022

	2023	2022
Operating Activities:
Net income	$10,563,249	$7,512,946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,145,372	2,981,168
Stock-based compensation expense	527,762	449,891
Stock-based employee match contribution	850,998	618,735
Deferred income taxes	2,826,000	(197,000)
Loss on disposal of assets	157,160	157,435
(Gain) loss from equity investment	(1,501,268)	1,567,822
Gain on sale of land	(6,489,976)	(12,151)
Changes in operating assets and liabilities:
Accounts receivable	134,273	(230,061)
Employee retention credit	6,103,236	211,232
Increase in TIF receivable	(674,378)	(791,594)
Inventory, prepaid expenses and deposits	(17,403)	36,953
Income taxes receivable/payable and prepaid income taxes	(2,031,000)	(788,308)
Operating lease right-of-use assets	24,524	22,786
Operating lease liabilities	(24,524)	(22,786)
Accounts payable	(1,465,498)	456,328
Deferred revenue	(138,544)	(319,850)
Casino accruals	(16,945)	(572,833)
Accrued wages and payroll taxes	(151,952)	45,301
Accrued property taxes	(54,431)	21,322
Payable to horsepersons	(230,146)	70,106
Net cash provided by operating activities	11,536,509	11,217,442

Investing Activities:
Additions to land, buildings, and equipment	(7,907,963)	(4,997,481)
Proceeds from disposal of assets	60,800	—
Proceeds from sale of land	8,336,359	1,159,640
Additions for TIF eligible improvements	(4,160)	—
Proceeds from sale of short-term investments	5,000,000	—
Purchase of short-term investments	(5,000,000)	(5,000,000)
Cash dividends received from equity investments	30,368	337,192
Increase in related party receivable	(970,751)	(376,521)
Equity investment contribution	—	(397,807)
Net cash used in investing activities	(455,347)	(9,274,977)

Financing Activities:
Proceeds from issuance of common stock	230,589	164,824
Cash dividend paid to shareholders	(1,384,773)	(1,360,369)
Payments for taxes related to net share settlement of equity awards	(171,748)	(212,608)
Principal payments on finance lease	(19,479)	(27,062)
Net cash used in financing activities	(1,345,411)	(1,435,215)

Net increase in cash, cash equivalents, and restricted cash	9,735,751	507,250

Cash, cash equivalents, and restricted cash at beginning of year	16,106,003	15,598,753

Cash, cash equivalents, and restricted cash at end of year	$25,841,754	$16,106,003

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED December 31, 2023 and 2022 (continued)

Schedule of non-cash investing and financing activities
Additions to land, buildings, and equipment funded through accounts payable	$2,696,000	$606,000
Dividend declared but not yet paid	346,125	342,000
Change in investee losses in excess of equity investments	(1,722,000)	1,981,000
ROU assets obtained in exchange for operating lease obligations	87,430	—

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$3,622,000	$3,707,000
Interest paid	1,000	2,000

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED December 31, 2023 and 2022

1.    OVERVIEW AND BASIS OF PRESENTATION

Business – The Company’s Racetrack operations are conducted at facilities located in Shakopee, Minnesota, approximately 20 miles southwest of downtown Minneapolis. In May 1994, the Company commenced year-round horse racing simulcast operations and hosted the first annual live race meet during the summer of 1995. The Company’s live racing operations are a seasonal business as it hosts live race meets each year from May until September. The Company earns additional pari-mutuel revenue by televising its live racing to out-of-state racetracks around the country. Canterbury Park’s Casino operates 24 hours a day, seven days a week and is limited by Minnesota State law to conducting card play on a maximum of 80 tables. The Casino currently offers a variety of poker and table games. The Company’s three largest sources of revenues include: Casino operations, pari-mutuel operations, and food and beverage sales. The Company also derives revenues from related services and activities, such as admissions, advertising signage, publication sales, and from other entertainment events and activities held at the Racetrack. Additionally, the Company continues its ongoing development of approximately 140 acres of underutilized land surrounding the Racetrack in a project known as Canterbury Commons. The Company is pursuing several mixed-use development opportunities for this land, directly and through joint ventures.

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

Restricted Cash – Restricted cash represents refundable deposits and amounts due to horsemen for purses, stakes and awards, collateral needed for joint venture operations, and amounts accumulated in card game progressive jackpot pools, the player pool, and poker promotional fund to be used to repay card players in the form of promotions, giveaways, prizes, or by other means.

Short-Term Investments – Short-term investments include cash investments into short-to intermediate-term fixed income securities. Such investments are not included as "Cash and cash equivalents" as the original maturities are greater than three months and are intended to be held until maturity.

Employee Retention Credit ("ERC") – The Company qualified for federal government assistance through ERC provisions of the CARES Act passed in 2020, for the 2020 second, third, and fourth quarters, as well as the 2021 first and second quarters. The purpose of the ERC is to encourage employers to keep employees on the payroll, even if they are not working during the covered period because of the coronavirus outbreak. We recognize government grants for which there is a reasonable assurance of compliance with grant conditions and receipt of credits. The Company's outstanding receivable as of December 31, 2022 was $6,103,236, and is included on the Consolidated Balance Sheets as an employee retention credit receivable. During 2023, the Company received the payments in full.

Accounts Receivable – Accounts receivable are initially recorded for amounts due from other tracks for simulcast revenue, net of amounts due to other tracks, and for amounts due from customers related to catering and events. Credit is granted in the normal course of business without collateral. Accounts receivable are stated net of allowances for doubtful accounts, which represent estimated losses resulting from the inability of customers to make the required payments. Accounts that are outstanding longer than the contractual terms are considered past due. We evaluate our allowance for credit losses and estimate collectability of current and non-current accounts receivable based on historical bad debt experience, our assessment of the financial condition of individual companies with which we do business, current market conditions, and reasonable and supportable forecasts of future economic conditions. In times of economic turmoil, our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty than in more stable periods. The Company does not have accounts receivable with original maturities greater than one year. The allowance for credit losses and activity as of December 31, 2023 and 2022, was not material.

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

Deferred Revenue – Deferred revenue includes advance sales related to racing, events, and corporate partnerships. Revenue from these advance billings is recognized when the related event occurs or services have been performed.

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MHBPA”) – The Minnesota Pari-mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations. Pursuant to an agreement with the MHBPA, the Company transferred into a trust account or paid directly to the MHBPA, approximately $7,133,000 and $7,846,000 for the years ended December 31, 2023 and 2022, respectively, related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company.

Impairment of Long-Lived Assets – The Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the event that facts and circumstances indicate that the carrying value of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. During 2023 and 2022, the Company determined that no evaluations of recoverability were necessary.

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

Pre-development costs are incurred prior to vertical construction and for certain land held for development during the due diligence phase. This includes legal, engineering, architecture, and other professional fees incurred in pursuit of new development opportunities for which we believe future development is probable. Future development is dependent upon various factors, including zoning and regulatory approval, rental market conditions, construction costs, and availability of capital. Pre-development costs incurred for which future development is not yet considered probable are expensed as incurred.

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

Interest and penalties associated with uncertain income tax positions are presented in income tax expense. For the years ended December 31, 2023 and 2022, the Company did not recognize any expense related to interest and penalties.

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

New Accounting Pronouncement

Accounting Standards Update (ASU) No. 2016-13, Measurement of Credit Losses on Financial Instruments, requires the Company to present financial assets measured at amortized cost (including trade receivables) at the net amount expected to be collected over their remaining contractual lives. Estimated credit losses are based on relevant information about historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts.

The Company adopted ASU No. 2016-13 on January 1, 2023. The net impact to retained earnings would have been immaterial, thus no adjustment was made to retained earnings. Results for the year ended December 31, 2023, are presented under Accounting Standards Codification (ASC) 326 while prior period amounts continue to be reported in accordance with previously applicable US GAAP. See Accounts Receivable for changes to accounting policies.

3.    LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment, at cost, consist of the following at December 31, 2023 and 2022:

	2023	2022
Land	$2,878,308	$3,063,325
Buildings and building improvements	45,338,216	42,590,623
Furniture and equipment	20,805,643	21,409,954
Construction in progress	7,419,631	4,218,089
	76,441,798	71,281,991
Accumulated depreciation	(33,472,269)	(34,790,331)
	$42,969,529	$36,491,660

The Company has included land held for development as a separate line on the consolidated balance sheet. This amount represents land owned for potential real estate development and totaled approximately $1,229,475 and $2,303,010 at December 31, 2023 and 2022, respectively.

4.    INCOME TAXES

A reconciliation between income taxes computed at the statutory federal income tax rate and the effective tax rate for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022
Federal tax expense at statutory rates	$3,145,900	$2,149,300
Nondeductible lobbying expense	30,200	10,200
State expense, net of federal impact	1,204,200	753,500
Stock-based compensation expense	(52,500)	(78,600)
Long term incentive and restricted stock unit expense	—	(9,600)
Other	89,200	(103,000)
	$4,417,000	$2,721,800

Income tax expense (benefit) for the years ended December 31, 2023 and 2022 consists of the following:

	2023	2022
Current
Federal	$931,000	$2,010,700
State	660,000	908,100
	1,591,000	2,918,800
Deferred, Federal	1,961,700	(242,700)
Deferred, State	864,300	45,700
	$4,417,000	$2,721,800

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows:

	2023	2022
Deferred tax assets:
Vacation accrual	$47,600	$67,600
Player rewards program accrual	116,800	120,100
Stock-based compensation expense	135,900	118,700
Other	2,785	5,785
Net deferred tax assets	303,085	312,185
Deferred tax liabilities:
Land, building and equipment - cost and depreciation	(5,352,900)	(4,202,800)
Investment in equity investments	(3,100,100)	(2,866,400)
Deferred gain	(1,214,300)	—
Prepaid expenses	(766,300)	(144,100)
TIF receivable accrued interest	(169,500)	(572,900)
Net deferred tax liabilities	(10,603,100)	(7,786,200)
Net long-term deferred tax liabilities	$(10,300,015)	$(7,474,015)

The Company is subject to U.S. and Minnesota taxation. The Company is no longer subject to U.S. federal, state, or local examinations by tax authorities for years before 2019.

5.    STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Stockholders’ Equity

Employee Stock Purchase Plan:

The Company offers an Employee Stock Purchase Plan (the “ESPP”) that is open to all employees working more than 15 hours per week. Shares of the Company’s common stock may be purchased by employees at six-month intervals at 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. Employees purchased 12,700 and 9,135 shares in 2023 and 2022, respectively. As of December 31, 2023, a total of 366,834 shares have been issued from the 450,000 shares authorized.

KSOP:

The Company offers a KSOP Plan (the “KSOP”) that includes the Employee Stock Ownership Plan (the “ESOP”) and the 401(k) Plan. The KSOP allows the Company to use Company stock to match contributions from its employees should it so choose. The KSOP is available to eligible employees who had completed six months of service. Beginning January 1, 2016, the matching of employee contributions were issued in Company stock. Employer contributions charged to operations for stock matching of employee contributions for the year ended December 31, 2023 and 2022 totaled approximately $851,000 and $619,000, respectively.

Stock Repurchase Plan:

In 2007, the Company’s Board of Directors adopted a plan that authorized the repurchase of up to 250,000 shares of the Company’s common stock in open market transactions or block purchases of privately negotiated transactions. The Company repurchased 216,543 shares under the 2008 Stock Repurchase Plan and in 2012, authorized the repurchase of an additional 100,000 shares of the Company’s common stock. No shares were repurchased in 2023 or 2022. In March 2022, the Board of Directors determined to terminate the stock repurchase plan.

Stock-Based Compensation

Stock-based compensation is recorded at fair value as of the date of grant, is included in the salaries and benefits expense line item on the consolidated statements of operations and amounted to approximately $528,000 and $450,000 for the years ended December 31, 2023 and 2022, respectively.

Stock Options:

The Company’s Stock Plan, as amended, (the “Plan”) provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and non-employees, including directors of and consultants to the Company and any subsidiary, to purchase up to a maximum of 1,650,000 shares of common stock. The Company currently has 168,072 shares available for grant under the Plan. The Plan is administered by the Board of Directors which determines the persons who are to receive awards under the Plan, the type of award to be granted, the number of shares subject to each award and, if an option, the exercise price of each option.

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

The grant-date fair value of options outstanding and exercisable at December 31, 2023 and 2022 was $0. As of December 31, 2023, there are no options outstanding.

There were no options granted in 2023 or 2022. The total fair value of options exercised during the years ended December 31, 2023 and 2022 was $0. The total intrinsic value of options exercised during 2023 and 2022 was $0.

Long Term Incentive Plan

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

The Company did not record compensation expense related to the LTI Plan for 2023 or 2022.

Board of Directors Stock Option, Deferred Stock Awards, and Restricted Stock Grants

The Company’s Stock Plan was amended to authorize annual grants of restricted stock, deferred stock, stock options, or any combination of the three, to non-employee members of the Board of Directors at the time of the Company’s annual shareholders’ meeting as determined by the Board prior to each such meeting. Options granted under the Plan generally expire 10 years after the grant date. Restricted stock and deferred stock grants generally vest 100% one year after the date of the annual meeting at which they were granted, are subject to restrictions on resale for an additional year, and are subject to forfeiture if a board member terminates his or her board service prior to the shares vesting. The unvested deferred stock awards outstanding as of December 31, 2023 to our non-employee directors consists of only a grant of deferred stock on June 1, 2023 of 7,818 shares with a weighted average fair value per share of $23.01.

Below is a summary of changes in Board of Directors unvested deferred stock award grants as of December 31, 2023:

		Weighted
		Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2022	7,230	$22.12
Granted	7,818	23.01
Vested	(7,230)	22.12
Forfeited	—	—
Non-Vested Balance, December 31, 2023	7,818	$23.01

Employee Deferred Stock Awards

In 2023, the Company granted employees deferred stock awards totaling 19,020 shares of common stock, with a vesting term of approximately four years and a fair value of $25.52 per share. During 2022, the Company granted employees deferred stock awards totaling 18,600 shares of common stock with a fair value of $21.62 per share. The vesting schedule of the awards is as follows: (i) 25% vesting and being issued in  March 2024, (ii) 25% vesting and being issued in  March 2025, (iii) 25% vesting and being issued in  March 2026 and (iv) 25% vesting and being issued in  March 2027. The compensation cost associated with these grants of deferred stock awards are recorded in "Salaries and benefits" on the Consolidated Statements of Operations.

A summary of the changes in employee unvested deferred stock award grants as of December 31, 2023, is as follows:

		Weighted
		Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2022	41,200	$16.62
Granted	19,020	25.52
Vested	(20,050)	14.33
Forfeited	(3,250)	21.84
Non-Vested Balance, December 31, 2023	36,920	$22.00

At December 31, 2023, there was approximately $618,000 of total unrecognized stock-based compensation expense related to unvested employee and board of director deferred stock awards that is expected to be recognized over a period of approximately 2.1 years.

6.    NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the net income per common share computations for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
Net income (numerator) amounts used for basic and diluted per share computations:	$10,563,249	$7,512,946

Weighted average shares (denominator) of common stock outstanding:
Basic	4,921,379	4,854,339
Plus dilutive effect of stock options	27,803	38,261
Diluted	4,949,182	4,892,600

Net income per common share:
Basic	$2.15	$1.55
Diluted	2.13	1.54

There were no out-of-the money stock options at December 31, 2023 or December 31, 2022.

7.    GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with a financial institution. The agreement was amended as of February 28, 2021 to extend the maturity date to January 31, 2024 and increase its revolving credit line up to $10,000,000. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company, as well as a mortgage on certain real property. The Company had no borrowings under the credit line during the year ended December 31, 2023. As of December 31, 2023, the outstanding balance on the line of credit was $0. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The general credit and security agreement was further amended as of January 31, 2024 to extend the maturity date to January 31, 2027 and reduce the maximum borrowing under the line of credit to $5,000,000. In connection with the amendment, the financial institution terminated a mortgage to release certain Company real property as collateral and the parties entered into a negative pledge agreement under which the Company agreed not to create any liens or encumbrances on certain Company real property.

8.    LEASES

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

Lease costs related to operating leases were $26,784 and $22,339 for the years ended December 31, 2023 and 2022, respectively. The total lease expenses for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or liability was $488,937 and $507,705 for the years ended December 31, 2023 and 2022, respectively.

Lease costs included in depreciation and amortization related to our finance leases were $18,701 and $23,795 for the years ended December 31, 2023 and 2022, respectively. Interest expense related to our finance leases was immaterial.

The following table shows the classification of the right of use assets on our Consolidated Balance Sheets:

		Year Ended December 31,
Assets	Balance Sheet Location	2023	2022

Finance	Land, buildings and equipment, net (1)	$9,374	$18,973
Operating	Operating lease right-of-use assets	53,026	-
Total Leased Assets		$62,400	$18,973

1 – Finance lease assets are net of accumulated amortization of $118,424 and $106,586 for the years ended December 31, 2023 and 2022, respectively.

The following table shows the lease terms and discount rates related to our leases:

	Year Ended December 31,
	2023	2022
Weighted average remaining lease term (in years):
Finance	4.9	0.7
Operating	0.8	0.0
Weighted average discount rate (%):
Finance	4.8%	5.0%
Operating	8.0%	0.0%

The maturity of operating leases and finance leases for the year ended December 31, 2023 are as follows:

Year Ended December 31, 2023	Operating leases	Finance leases
2024	$26,785	$2,339
2025	28,229	2,339
2026	—	2,339
2027 and beyond	—	4,485
Total minimum lease obligations	55,014	11,503
Less: amounts representing interest	(1,988)	(2,129)
Present value of minimum lease payments	53,026	9,374
Less: current portion	(25,352)	(1,604)
Lease obligations, net of current portion	$27,674	$7,770

Purchase Obligations

In March 2014, the Company entered into a seven-year agreement with a totalizator provider. Pursuant to the agreement, the vendor provides totalizator equipment and related software which records and processes all wagers and calculates odds and payoffs. The amounts charged to operations for totalizator expenses for the years ended December 31, 2023 and 2022 were $205,000 and $253,000, respectively. In March 2022, the Company entered into a five-year agreement with a new totalizator provider. Under the new agreement, $166,400 was charged to operations in 2023. The future minimum purchase obligations under the new agreement are $166,400 per year for each of the next three years.

9.    COMMITMENTS AND CONTINGENCIES

Effective December 21, 2021, the Company entered into a Contribution and Indemnity Agreement ("Indemnity Agreement") with affiliates of Doran Companies ("Doran") relating to debt financing by Doran Canterbury I, LLC as borrower, which is guaranteed by Doran affiliates. Under the Indemnity Agreement, the Company is obligated to reimburse and indemnify each loan guarantor for any amounts paid by such loan guarantor to the lender on debt financing by Doran Canterbury I, LLC, up to a maximum of $5,000,000. Effective October 27, 2022, the Indemnity Agreement was amended to increase the maximum indemnification by an additional $700,000. Effective December 12, 2023, the Indemnity Agreement was amended to increase the maximum indemnification by an additional $1,300,000, bringing the total to a maximum of $7,000,000.

Effective December 21, 2023, the Company entered into its annual live race meet and purse fund contribution agreement with the Minnesota Horsemen’s Benevolent & Protective Association (“MHBPA”) and the Minnesota Quarter Horse Racing Association ("MQHRA") regarding the upcoming 2024 live race meet. In an effort to increase field size and improve the quality of racing for the 2024 season, the Company has guaranteed purses for overnight races at $23,000 per race. The parties recognize there is likely to be a significant financial cost to the Company in establishing a 2024 thoroughbred purse structure intended to average $23,000 per conducted overnight race and that to maintain that average purse structure, the Company will be making an overpayment that may be repaid to the Company through reimbursement in subsequent racing years. This anticipated overpayment of purses by the Company is intended to create a short-term bridge until additional purse supplements can be obtained from other sources. In the event that additional purse revenue is secured within the next five years through additional forms of gaming at the Company, new revenue streams, or legislative action, the Company will be eligible for reimbursement of the actual 2024 overpayment amount from those purse supplements.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at December 31, 2023 and as of the date of this report will not have a material impact on the Company’s consolidated financial positions or results of operations.

The Company has committed to payment of statutory distributions under a $500,000 bond issued to the Minnesota Racing Commission as required by Minnesota statute. The Company was not required to make any payments related to this bond in 2023 or 2022, and there is no liability related to this bond on the balance sheet as of December 31, 2023.

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

The following tables represent a disaggregation of revenues from contracts with customers along with the Company’s operating segments (in 000’s):

	Year Ended December 31, 2023
	Horse Racing	Casino	Food and Beverage	Development	Total
Net revenues from external customers	$13,198	$39,781	$8,458	$—	$61,437
Intersegment revenues	235	—	1,181	—	1,416
Net interest income	1,058	—	—	920	1,978
Depreciation	2,674	301	170	—	3,145
Segment income (loss) before income taxes	(2,082)	9,226	2,132	8,670	17,946
Segment tax expense (benefit)	(1,488)	2,720	629	2,556	4,417

At December 31, 2023
Segment Assets	$92,970	$2,125	$33,175	$34,892	$163,162

	Year Ended December 31, 2022
	Horse Racing	Casino	Food and Beverage	Development	Total
Net revenues from external customers	$17,560	$40,219	$9,045	$—	$66,824
Intersegment revenues	216	—	1,031	—	1,247
Net interest income	96	—	—	814	910
Depreciation	2,482	301	198	—	2,981
Segment (loss) income before income taxes	687	10,446	2,441	(969)	12,605
Segment tax (benefit) expense	(448)	2,778	649	(257)	2,722

At December 31, 2022
Segment Assets	$71,338	$2,425	$30,341	$26,475	$130,579

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals for the years ended December 31, 2023 and 2022 (in 000’s):

	Year Ended December 31,
	2023	2022
Revenues
Total net revenue for reportable segments	$62,853	$68,071
Elimination of intersegment revenues	(1,416)	(1,247)
Total consolidated net revenues	$61,437	$66,824

Income (loss) before income taxes
Total segment income before income taxes	$17,946	$12,605
Elimination of intersegment loss before income taxes	(2,966)	(2,370)
Total consolidated income before income taxes	$14,980	$10,235

	December 31,	December 31,
	2023	2022
Assets
Total assets for reportable segments	$163,162	$130,579
Elimination of intercompany balances	(58,483)	(38,303)
Total consolidated assets	$104,679	$92,276

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

The amounts received from the marketing payments under the CMA are recorded as a component of other revenue and the related expenses are recorded as a component of advertising and marketing expense and depreciation in the Company’s consolidated statements of operations. For the year ended December 31, 2022, the Company recorded $1,920,000 in other revenue and incurred $1,698,000 in advertising and marketing expense and $222,000 in depreciation related to the SMSC marketing payment. The excess of amounts received over revenue is reflected as deferred revenue on the Company’s consolidated balance sheets.

Under the CMA, the Company agreed for the term of the CMA that it would not promote or lobby the Minnesota legislature for expanded gambling authority and will support the SMSC’s lobbying efforts against expanding gambling authority.

The CMA expired by its terms on December 31, 2022. Accordingly, for the year ended December 31, 2023, there were no purse enhancement payments or marketing payments under the CMA.

12.  REAL ESTATE DEVELOPMENT

EquityInvestments

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

On September 27, 2018, Canterbury Development LLC contributed approximately 13 acres of land as its equity contribution in the Doran Canterbury I joint venture and became a 27.4% equity member. On December 20, 2018, financing for Doran Canterbury I was secured. As the Company is able to assert significant influence, but not control, over Doran Canterbury I’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. For the years ended December 31, 2023 and 2022, the Company recorded income of $1,722,000 and a loss $1,981,000, respectively, on equity method investments related to this joint venture. The increased income for 2023 is primarily due to a gain recognized on insurance proceeds received by Doran Canterbury I related to an outstanding claim. In accordance with U.S. GAAP, since we are committed to provide future capital contributions to Doran Canterbury I, we also present as a liability in the accompanying Consolidated Balance Sheets for the net balance recorded for our share of Doran Canterbury I's losses in excess of the amount funded into Doran Canterbury I, which was $1,464,000 and $3,186,000 at December 31, 2023 and 2022, respectively.

We are a party to a contribution and indemnity agreement with affiliates of Doran relating to debt financing by Doran Canterbury I as borrower, which is guaranteed by Doran affiliates. Under the contribution and indemnity agreement, as amended, the Company is obligated to reimburse and indemnify each loan guarantor for any amounts paid by such loan guarantor to the lender on debt financing by Doran Canterbury I, up to a maximum of $7,000,000 as of December 31, 2023. See Note 9. “Commitments and Contingencies.”

Doran Canterbury II, LLC

In connection with the execution of the amended operating agreement for Doran Canterbury I, on August 18, 2018, Canterbury Development LLC entered into an operating agreement with Doran Shakopee, LLC as the two members of a Minnesota limited liability company entitled Doran Canterbury II, LLC (“Doran Canterbury II”). Under the Doran Canterbury II operating agreement, Doran Canterbury II will pursue development of Phase II of the project. Phase II will include an additional 305 apartment units. Canterbury Development’s equity contribution to Doran Canterbury II for Phase II was approximately 10 acres of land, which were contributed to Doran Canterbury II on July 30, 2020. In connection with its contribution, Canterbury Development became a 27.4% equity member in Doran Canterbury II with Doran owning the remaining 72.6%. As the Company is able to assert significant influence, but not control, over Doran Canterbury II’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. As of December 31, 2023 and 2022, the proportionate share of Doran Canterbury II's earnings was immaterial. During the years ended December 31, 2023 and December 31, 2022, the Company contributed approximately $0 and $398,000, respectively, as an equity investment contribution in Doran Canterbury II. Groundwork on the Doran Canterbury II site began in October 2020, paving the way for the ground-up construction of the second phase of apartments, which began construction in March 2022 with initial occupancy beginning January 2024.

Canterbury DBSV Development, LLC

On June 16, 2020, Canterbury Development, entered into an operating agreement with an affiliate of Greystone Construction, as the two members of a Minnesota limited liability company named Canterbury DBSV Development, LLC ("Canterbury DBSV"). Canterbury DBSV was formed as part of a joint venture between Greystone and Canterbury Development LLC for a multi-use development on the 13-acre land parcel located on the southwest portion of the Company’s racetrack. Canterbury Development’s equity contribution to Canterbury DBSV was approximately 13 acres of land, which were contributed to Canterbury DBSV on July 1, 2020. In connection with its contribution, Canterbury Development became a 61.87% equity member in Canterbury DBSV. As the Company is able to assert significant influence, but not control, over Canterbury DBSV’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. For the years ended December 31, 2023 and 2022, the Company recorded a loss of $223,000 and income of $415,000, respectively, on equity investment related to this joint venture. For the years ended December 31, 2023 and 2022, the Company also received dividend distributions of $30,000 and $337,000, respectively, related to this joint venture.

The following table summarizes changes to the Equity investment and Investee losses in excess of equity investment lines on our consolidated balance sheets for the year ended December 31, 2023:

	Equity investment	Investee losses in excess of equity investment	Equity investment, net
Net Equity Investment Balance at 12/31/22	$6,863,517	$(3,185,923)	$3,677,594

Q1 Equity investment (loss) income	(23,232)	1,881,744	1,858,512

Q2 Equity investment loss	(26,071)	(596,109)	(622,180)

Q3 Equity investment loss	(24,442)	(649,899)	(674,341)

Q4 Equity investment (loss) income	(177,060)	1,085,969	908,909

Net Equity Investment Balance at 12/31/23	$6,612,712	$(1,464,218)	$5,148,494

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

As of  December 31, 2023 , the Company recorded a TIF receivable of approximately $13,973,000, which represents $11,307,000 of principal and $2,666,000 of interest. Management believes future tax revenues generated from current development activity will exceed the Company's development costs and thus, management believes no allowance related to this receivable is necessary. As of  December 31, 2022 , the Company recorded a TIF receivable of approximately $13,294,000, which represents $11,301,000 of principal and $1,993,000 of interest.

The Company expects to finance its improvements under the Redevelopment Agreement with funds from its current operating resources and existing credit facility and, potentially, third-party financing sources.

Recently Closed Transactions Under Real Estate Agreements

On April 28, 2023, the Company completed the sale of 37 acres of land to Bloomington Investments, LLC, an entity related to Swervo Development ("Swervo"), for total consideration of $8,800,000. With the land sale and government approvals now complete, Swervo began construction of its planned state-of-the-art amphitheater in 2023, with the venue opening anticipated to be Summer 2025.

On  April 7, 2020, the Company entered into an agreement to sell approximately 11.3 acres of land to the west of the Racetrack to a third party for total consideration of approximately $2,400,000. The Company closed on the first phase of this transaction in  April 2021, which totaled approximately 7.4 acres of land for proceeds of approximately $1,200,000. The Company closed on the second phase of this transaction in  May 2022, which totaled approximately 4.2 acres of land for proceeds of approximately $1,200,000.

As a result of these two land sales, the Company recorded a gain of approximately $6,490,000 and $12,000 on the Consolidated Statements of Operations for the years ended December 31, 2023 and  December 31, 2022, respectively.

13.  RELATED PARTY RECEIVABLES

Since 2019, the Company has loaned money to the Doran Canterbury I and II joint ventures in member loans totaling approximately $2,957,000 and $2,269,000 as of December 31, 2023 and 2022, respectively. These member loans bear interest at the rate equal to the Prime Rate plus two percent per annum and totaled $522,000 and $275,000 as of December 31, 2023 and 2022, respectively. The Company expects to be fully reimbursed for these member loans when the joint ventures achieve positive cash flow.

The Company has also recorded related party receivables of approximately $47,000 and $11,000 as of December 31, 2023 and 2022, respectively, for various related costs incurred by the Company. The Company expects to be fully reimbursed for these costs by the related parties in the following year.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2023. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013), as supplemented by the guidance for internal control over sustainability reporting issued by COSO in 2023. Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2023.

(c)         Changes in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended December 31, 2023, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not Applicable.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Incorporated by Reference.

Except as noted below, the information required by this Item concerning directors and corporate governance is hereby incorporated by reference to the Company’s definitive proxy statement for the 2024 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the Commission within 120 days of December 31, 2023 in the sections entitled "Corporate Governance and Board Matters" and "Election of Directors".

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

Item 11. EXECUTIVE COMPENSATION

Information required under this Item is hereby incorporated by reference to the Proxy Statement sections entitled "Executive Compensation Programs and Practices" and "Director Compensation".

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required under this Item is hereby incorporated by reference to the section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management”.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2023 regarding our equity compensation plans, all of which were approved by our shareholders:

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders:
Stock Plan	44,738	$—	123,334
Employee Stock Purchase Plan	—	—	83,166
Equity compensation plans not approved by security holders:
Total	44,738		206,500

(1) For the Stock Plan, represents number of shares that may be issued upon settlement of outstanding deferred stock awards.

(2) Excludes shares of common stock listed in the first column

Item 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this Item is hereby incorporated by reference to the Proxy Statement section entitled “Certain Relationships and Related Person Transactions.”

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item is hereby incorporated by reference to the Proxy Statement section entitled “Fees Billed and Paid to Independent Registered Public Accounting Firms” and “Audit Committee Pre-Approval Policies and Procedures.”

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a).        The following Consolidated Financial Statements of Canterbury Park Holding Corporation and subsidiaries are included in Part II, Item 8 pages 34-59:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Operations for the years ended December 31, 2023 and 2022

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022

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

4.1

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, filed as Exhibit 4.1 to Form 10-K dated March 21, 2023 and incorporated herein by reference.

10.3	Canterbury Park Holding Corporation Stock Plan, as amended through June 7, 2017, filed as Exhibit 10.5 to the Form 8-K dated June 7, 2017 and incorporated herein by reference.

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

10.4.3	Fourth Amendment made as of September 30, 2020, by and among to the General Credit and Security Agreement between Canterbury Park Holding Corporation and Bremer Bank N.A., filed as Exhibit 10.1 to Form 8-K dated September 30, 2020 and incorporated herein by reference.

10.4.4	Fifth Amendment made as of December 23, 2020, by and among to the General Credit and Security Agreement between Canterbury Park Holding Corporation and Bremer Bank N.A., filed as Exhibit 10.1 to Form 8-K dated December 23, 2020 and incorporated herein by reference.

10.4.5	Sixth Amendment made as of February 28, 2021, by and among to the General Credit and Security Agreement between Canterbury Park Holding Corporation and Bremer Bank N.A., filed as Exhibit 10.1 to Form 8-K dated February 28, 2021 and incorporated herein by reference.

10.4.6	Seventh Amendment Agreement effective January 31, 2024 by and among Canterbury Park Entertainment LLC, Canterbury Holding Corporation, Canterbury Park Concessions, Inc. and Bremer Bank, National Association, filed as Exhibit 10.1 to Form 8-K filed on February 2, 2024 and incorporated herein by reference.

10.4.7	Negative Pledge Agreement effective January 31, 2024 by Canterbury Park Entertainment LLC in favor of Bremer Bank National Association.

10.5

Contract for Private Redevelopment dated August 10, 2018 between the City of Shakopee, Minnesota, Economic Development Authority for the City of Shakopee, Minnesota, Canterbury Development LLC, and Canterbury Park Holding Corporation, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference.

10.5.1	First Amendment dated as of September 7, 2021 to the Contract for Private Redevelopment dated August 10, 2018 by and among Canterbury Park Holding Corporation, Canterbury Development LLC, the City of Shakopee, Minnesota, and the Economic Development Authority for the City of Shakopee, Minnesota, filed as Exhibit 10.1 to the Form 8-K dated January 25, 2022 and incorporated herein by reference.

10.6*	Canterbury Park Holding Corporation Annual Incentive Plan filed as Exhibit 99.1 to Form 8-K dated April 5, 2016 and incorporated herein by reference.

10.7*	Canterbury Park Holding Corporation Long Term Incentive Plan filed as Exhibit 99.2 to Form 8-K dated April 5, 2016 and incorporated herein by reference.

10.8	Canterbury Park Holding Corporation Employee Stock Purchase Plan, as amended through March 23, 2021, incorporated by reference from Appendix A to the Company's definitive proxy statement for its 2021 Annual Meeting of Shareholders held on June 3, 2021 and incorporated herein by reference.

10.9*	Canterbury Form of Severance and Change in Control Letter Agreement approved March 17, 2022 by and between Canterbury Park Holding Corporation and its executive officers, incorporated by reference from the Exhibit 10.2 to the Current Report on Form 8-K filed on March 22, 2022.

21	Subsidiaries of the Registrant

* Indicates a management contract or compensatory plan or arrangement.

Exhibit Table Reference	Title of Document

23.1	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney, Included in Signature Page

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Canterbury Park Holding Company Compensation Recoupment Policy filed as Exhibit 10.1 to Form 8-K dated October 19, 2023 and incorporated herein by reference.

99.1	Press Release dated March 11, 2024 announcing 2023 Fourth Quarter and Year-End Results

101

The following financial information from Canterbury Park Holding Corporation’s Annual Report on Form 10-K for the period ended December 31, 2023, formatted in eXtensible Business Reporting Language Inline XBRL; (i) Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the years ended December 31, 2023 and December 31, 2022, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023 and December 31, 2022, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023 and December 31, 2022, and (v) Notes to Financial Statements.

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

Dated: March 12, 2024		CANTERBURY PARK HOLDING CORPORATION

	By	/s/ Randall D. Sampson
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

Signature	Title	Date

/s/ Randall D. Sampson	Chief Executive Officer and President (principal executive officer) and Director	March 12, 2024
Randall D. Sampson

/s/ Carin J. Offerman	Director	March 12, 2024
Carin J. Offerman

/s/ Peter Ahn	Director	March 12, 2024
Peter Ahn

/s/ Mark Chronister	Director	March 12, 2024
Mark Chronister

/s/ Maureen H. Bausch	Director	March 12, 2024
Maureen H. Bausch

/s/ John S. Himle	Director	March 12, 2024
John S. Himle

/s/ Damon E. Schramm	Director	March 12, 2024
Damon E. Schramm

/s/ Randy J. Dehmer	Chief Financial Officer (principal financial officer and principal accounting officer)	March 12, 2024
Randy J. Dehmer