Form 10-Q
period 2024-03-31
Canterbury Park Holding Corp
filed 2024-05-10
CIK 1672909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2024.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission File Number: 001-37858

CANTERBURY PARK HOLDING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	47-5349765
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer
Organization)	Identification No.)

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

The Company had 4,982,770 shares of common stock, $.01 par value, outstanding as of May 9, 2024.

Canterbury Park Holding Corporation

PART 1 – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2024	2023
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$20,233,333	$21,936,210
Restricted cash	4,047,394	3,905,544
Short-term investments	5,000,000	5,000,000
Accounts receivable, net of allowance of $7,670 for both periods	828,436	484,092
Inventory	265,147	249,370
Prepaid expenses	689,822	645,422
Income taxes receivable and prepaid income taxes	3,633,365	4,083,364
Total Current Assets	34,697,497	36,304,002

LONG-TERM ASSETS
Other prepaid expenses	26,103	10,978
TIF receivable	14,187,776	13,972,875
Related party receivable	3,970,214	3,526,071
Operating lease right-of-use asset	53,026	53,026
Equity investment	6,524,870	6,612,712
Land held for development	1,229,475	1,229,475
Land, buildings, and equipment, net	44,893,156	42,969,529
Total Long-term Assets	70,884,620	68,374,666
TOTAL ASSETS	$105,582,117	$104,678,668

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,732,774	$4,599,391
Casino accruals	2,679,692	2,667,499
Accrued wages and payroll taxes	2,196,778	1,662,927
Cash dividend payable	348,097	346,125
Accrued property taxes	926,518	741,215
Deferred revenue	382,367	274,898
Payable to horsepersons	884,670	763,383
Current portion of finance lease obligations	30,922	1,604
Current portion of operating lease obligations	25,352	25,352
Total Current Liabilities	10,207,170	11,082,394

LONG-TERM LIABILITIES
Deferred income taxes	10,300,015	10,300,015
Investee losses in excess of equity investment	2,228,624	1,464,218
Finance lease obligations, net of current portion	142,153	7,770
Operating lease obligations, net of current portion	27,674	27,674
Total Long-term Liabilities	12,698,466	11,799,677
TOTAL LIABILITIES	22,905,636	22,882,071

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 4,982,770 and 4,962,573 respectively, shares issued and outstanding	49,828	49,626
Additional paid-in capital	27,588,885	27,351,509
Retained earnings	55,037,768	54,395,462
Total Stockholders’ Equity	82,676,481	81,796,597
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$105,582,117	$104,678,668

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
OPERATING REVENUES:
Casino	$10,056,028	$9,714,355
Pari-mutuel	1,174,268	1,133,334
Food and beverage	1,727,149	1,469,831
Other	1,140,544	982,038
Total Net Revenues	14,097,989	13,299,558

OPERATING EXPENSES:
Purse expense	1,372,757	1,334,973
Minnesota Breeders’ Fund	216,384	210,905
Other pari-mutuel expenses	198,389	189,609
Salaries and benefits	6,151,840	5,874,805
Cost of food and beverage and other sales	637,104	585,052
Depreciation and amortization	850,986	735,261
Utilities	342,835	388,848
Advertising and marketing	142,458	298,507
Professional and contracted services	1,252,442	1,004,228
Other operating expenses	1,170,919	1,123,549
Total Operating Expenses	12,336,114	11,745,737
INCOME FROM OPERATIONS	1,761,875	1,553,821
OTHER INCOME (LOSS)
(Loss) gain from equity investment	(852,248)	1,858,512
Interest income, net	538,527	399,175
Net Other (Loss) Income	(313,721)	2,257,687
INCOME BEFORE INCOME TAXES	1,448,154	3,811,508
INCOME TAX EXPENSE	(450,000)	(1,041,000)
NET INCOME	$998,154	$2,770,508

Basic earnings per share	$0.20	$0.57
Diluted earnings per share	$0.20	$0.56
Weighted average basic shares outstanding	4,966,825	4,893,324
Weighted average diluted shares	4,991,956	4,923,132
Cash dividends declared per share	$0.07	$0.07

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended March 31, 2024

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2023	4,962,573	$49,626	$27,351,509	$54,395,462	$81,796,597

Stock-based compensation	—	—	129,014	—	129,014
Dividend declared	—	—	—	(355,848)	(355,848)
401(k) stock match	9,952	100	217,352	—	217,452
Issuance of deferred stock awards	10,245	102	(108,990)	—	(108,888)
Net income	—	—	—	998,154	998,154

Balance at March 31, 2024	4,982,770	$49,828	$27,588,885	$55,037,768	$82,676,481

For the three months ended March 31, 2023

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2022	4,888,975	$48,890	$25,914,644	$45,221,509	$71,185,043

Stock-based compensation	—	—	129,477	—	129,477
Dividend declared	—	—	—	(349,877)	(349,877)
401(k) stock match	7,804	78	206,728	—	206,806
Issuance of deferred stock awards	13,629	136	(166,841)	—	(166,705)
Shares issued under Employee Stock Purchase Plan	—	—	—	—	—
Net income	—	—	—	2,770,508	2,770,508

Balance at March 31, 2023	4,910,408	$49,104	$26,084,008	$47,642,140	$73,775,252

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Activities:
Net income	$998,154	$2,770,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	850,986	735,261
Stock-based compensation expense	129,014	129,477
Stock-based employee match contribution	217,452	206,806
Deferred income taxes	—	727,000
Loss (gain) from equity investment	852,248	(1,858,512)
Changes in operating assets and liabilities:
Accounts receivable	(344,344)	(345,006)
Employee retention credit	—	3,597,635
Increase in TIF receivable	(169,096)	(204,911)
Inventory, prepaid expenses and deposits	(75,302)	(48,682)
Income taxes receivable and prepaid income taxes	449,999	314,000
Accounts payable	(2,252,801)	(1,518,416)
Deferred revenue	107,469	433,353
Casino accruals	12,193	280,355
Accrued wages and payroll taxes	533,851	221,716
Accrued property taxes	185,303	197,588
Payable to horsepersons	121,287	184,299
Net cash provided by operating activities	1,616,413	5,822,471

Investing Activities:
Additions to land, buildings, and equipment	(2,217,399)	(1,010,314)
Additions for TIF eligible improvements	(45,805)	—
Increase in related party receivable	(444,143)	(45,856)
Proceeds from sale of short-term investments	500,000	—
Purchase of investments	(500,000)	—
Net cash used in investing activities	(2,707,347)	(1,056,170)

Financing Activities:
Cash dividend paid to shareholders	(353,876)	(345,427)
Payments for taxes related to net share settlement of equity awards	(108,888)	(166,705)
Principal payments on finance leases	(7,329)	(6,979)
Net cash used in financing activities	(470,093)	(519,111)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,561,027)	4,247,190

Cash, cash equivalents, and restricted cash at beginning of period	25,841,754	16,106,003

Cash, cash equivalents, and restricted cash at end of period	$24,280,727	$20,353,193

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

Schedule of non-cash investing and financing activities
Additions to land, buildings, and equipment funded through accounts payable	$386,000	$244,000
Dividend declared but not yet paid	348,000	346,000
Change in investee losses in excess of equity investments	764,000	(1,882,000)
ROU assets obtained in exchange for operating lease obligations	171,000	—

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Canterbury Park Holding Corporation’s (the “Company,” “we,” “our,” or “us”) Racetrack operations are conducted at facilities located in Shakopee, Minnesota, approximately 20 miles southwest of downtown Minneapolis. In May 1994, the Company commenced year-round horse racing simulcast operations and hosted the first annual live race meet during the summer of 1995. The Company’s live racing operations are a seasonal business, as it typically hosts live race meets each year from May until September. The Company earns additional pari-mutuel revenue by televising its live racing to out-of-state racetracks around the country. Canterbury Park’s Casino typically operates 24 hours a day, seven days a week and is limited by Minnesota State law to conducting card play on a maximum of 80 tables. The Casino currently offers a variety of poker and table games. The Company’s three largest sources of revenues are from Casino operations, pari-mutuel operations, and food and beverage sales. The Company also derives revenues from related services and activities, such as admissions, advertising signage, publication sales, and from other entertainment events and activities held at the Racetrack. Additionally, the Company is developing underutilized land surrounding the Racetrack in a project known as Canterbury Commons™, with approximately 140 acres originally designated as underutilized. The Company has obtained and is pursuing several mixed-use development opportunities for this land, directly and through joint ventures.

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2023, included in its Annual Report on Form 10-K (the “2023 Form 10-K”).

The condensed consolidated balance sheets and the related condensed consolidated statements of operations, stockholders’ equity, and the cash flows for the periods ended March 31, 2024 and 2023 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, statement of stockholders’ equity, and cash flows at March 31, 2024 and 2023 and for the periods then ended have been made.

Summary of Significant Accounting Policies – A detailed description of our significant accounting policies can be found in the 2023 Form 10-K. There were no material changes in significant accounting policies during the three months ended March 31, 2024.

Reclassifications – Certain amounts in prior period financial statements have been reclassified to conform to current period presentations.

Restricted Cash – Restricted cash represents refundable deposits and amounts due to horsemen for purses, stakes and awards, collateral needed for joint venture operations, and amounts accumulated in card game progressive jackpot pools, the player pool and poker promotional fund to be used to repay card players in the form of promotions, giveaways, prizes, or by other means.

Accounts Receivable - Accounts receivable are initially recorded for amounts due from other tracks for simulcast revenue, net of amounts due to other tracks, and for amounts due from customers related to catering and events. Credit is granted in the normal course of business without collateral. Accounts receivable are stated net of allowances for doubtful accounts, which represent estimated losses resulting from the inability of customers to make the required payments. Accounts that are outstanding longer than the contractual terms are considered past due. We evaluate our allowance for credit losses and estimate collectability of current and non-current accounts receivable based on historical bad debt experience, our assessment of the financial condition of individual companies with which we do business, current market conditions, and reasonable and supportable forecasts of future economic conditions. In times of economic turmoil, our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty than in more stable periods. The Company does not have accounts receivable with original maturities greater than one year. The allowance for credit losses and activity as of March 31, 2024 and December 31, 2023 was not material.

Deferred Revenue – Deferred revenue includes advance sales related to racing, events and corporate partnerships. Revenue from these advance billings is recognized when the related event occurs or services have been performed.

Payable to Horsepersons - The Minnesota Pari-mutuel Horse Racing Act requires the Company to segregate a portion of funds (recorded as purse expense in the statements of operations) received from Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ association. Pursuant to an agreement with the Minnesota Horsemen’s Benevolent and Protective Association (“MHBPA”), the Company transferred into a trust account or paid directly to the MHBPA, $1,255,000 and $1,234,000 for the three months ended March 31, 2024 and 2023, respectively, related to thoroughbred races. Minnesota Statutes provide that amounts transferred into the trust account are the property of the trust and not of the Company, and therefore these amounts are not recorded on the Company’s Condensed Consolidated Balance Sheet.

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

2.    STOCK-BASED COMPENSATION

Long Term Incentive Plan and Award of Deferred Stock

The Long Term Incentive Plan (the “LTI Plan”) authorizes the grant of Long Term Incentive Awards that provide an opportunity to Named Executive Officers (“NEOs”) and other Senior Executives to receive a payment in cash or shares of the Company’s common stock to the extent of achievement at the end of a period greater than one year (the “Performance Period”) as compared to Performance Goals established at the beginning of the Performance Period. Beginning in 2020, the Company temporarily suspended the granting of performance awards under its LTI Plan, and instead granted deferred stock awards designed to retain NEOs and other senior executives in lieu of LTI Plan awards from 2020 through 2024. In February 2022, the Compensation Committee made determinations regarding the achievement of 2021 performance goals and payouts under the 2019-2021 LTI Plan, which completed the performance period and awards under the 2019-2021 LTI Plan, and the last outstanding awards under the LTI Plan. Accordingly, there are no awards outstanding under the LTI Plan.

Board of Directors Stock Options, Deferred Stock Awards, and Restricted Stock Grants

The Company’s Stock Plan currently authorizes annual grants of restricted stock, deferred stock, stock options, or any combination of the three, to non-employee members of the Board of Directors at the time of the Company’s annual shareholders’ meeting as determined by the Board prior to each such meeting. Deferred stock awards represent the right to receive shares of the Company's common stock upon vesting. Options granted under the Plan generally expire 10 years after the grant date. Restricted stock and deferred stock grants to non-employee directors generally vest 100% one year after the date of the annual meeting at which they were granted, are subject to restrictions on resale for an additional year, and are subject to forfeiture if a board member terminates his or her board service prior to the shares vesting. The unvested deferred stock awards outstanding as of  March 31, 2024 to our non-employee directors consists only of the grant of deferred stock on June 1, 2023 of 7,818 shares with a weighted average fair value per share of $23.01. There were no unvested restricted stock or stock options outstanding to any non-employee director at March 31, 2024.

Board of Directors deferred stock transactions during the three months ended March 31, 2024 are summarized as follows:

Weighted
Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2023	7,818	$23.01
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-Vested Balance, March 31, 2024	7,818	$23.01

Employee Deferred Stock Awards

The Company's Stock Plan permits its Compensation Committee to grant stock-based awards, including deferred stock awards, to key employees and non-employee directors. The Company has made deferred stock grants to key employees that vest over one to four years. Deferred stock awards represent the right to receive shares of the Company's common stock upon vesting.

During the three months ended March 31, 2024, the Company granted employees deferred stock awards totaling 22,100 shares of common stock, with a vesting term of approximately four years and a fair value of $21.08 per share. During the three months ended March 31, 2023, the Company granted employees deferred stock awards totaling 19,020 shares of common stock, with a vesting term of approximately four years and a fair value of $25.52 per share.

Employee deferred stock transactions during the three months ended March 31, 2024 are summarized as follows:

		Weighted
		Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2023	36,920	$22.00
Granted	22,100	21.08
Vested	(15,230)	21.83
Forfeited	—	—
Non-Vested Balance, March 31, 2024	43,790	$22.52

There were no stock options outstanding to any employee or other person at March 31, 2024. Stock-based compensation expense related to deferred stock awards, and restricted stock awards is included on the Condensed Consolidated Statements of Operations and totaled approximately $111,000 and $118,000 for the three months ended March 31, 2024 and 2023. At March 31, 2024, there was approximately $925,000 of total unrecognized stock-based compensation expense related to unvested employee and board of director deferred stock awards that is expected to be recognized over a period of approximately 4.0 years.

3.    NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net income (numerator) amounts used for basic and diluted per share computations:	$998,154	$2,770,508

Weighted average shares (denominator) of common stock outstanding:
Basic	4,966,825	4,893,324
Plus dilutive effect of deferred stock awards	25,131	29,808
Diluted	4,991,956	4,923,132

Net income per common share:
Basic	$0.20	$0.57
Diluted	0.20	0.56

4.    GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with a financial institution. The agreement was amended as of February 28, 2021 to extend the maturity date to January 31, 2024 and increase its revolving credit line up to $10,000,000. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company, as well as a mortgage on certain real property. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The general credit and security agreement was further amended as of January 31, 2024 to extend the maturity date to January 31, 2027 and reduce the maximum borrowing under the line of credit to $5,000,000. In connection with the amendment, the financial institution terminated a mortgage to release certain Company real property as collateral and the parties entered into a negative pledge agreement under which the Company agreed not to create any liens or encumbrances on certain Company real property. The outstanding balance on the line of credit was $0 at both March 31, 2024 and December 31, 2023.

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

Depreciation, interest, and income taxes are allocated to the segments, but no allocation is made to the food and beverage segment for shared facilities. However, the food and beverage segment pays approximately 25% of gross revenues earned on special event days to the horse racing segment for use of the facilities.

The following tables represent a disaggregation of revenues from contracts with customers along with the Company’s operating segments (in 000’s):

	Three Months Ended March 31, 2024
	Horse Racing	Casino	Food and Beverage	Development	Total
Net revenues from external customers	$2,138	$10,056	$1,904	$—	$14,098
Intersegment revenues	138	—	273	—	411
Net interest income	288	—	—	251	539
Depreciation	509	300	42	—	851
Segment income (loss) before income taxes	135	1,996	519	(673)	1,977
Segment tax expense (benefit)	(123)	620	162	(209)	450

March 31, 2024
Segment Assets	$95,913	$2,049	$33,738	$34,852	$166,552

	Three Months Ended March 31, 2023
	Horse Racing	Casino	Food and Beverage	Development	Total
Net revenues from external customers	$2,042	$9,714	$1,544	$—	$13,300
Intersegment revenues	128	—	273	—	401
Net interest income	180	—	—	219	399
Depreciation	612	75	48	—	735
Segment income (loss) before income taxes	(1,287)	3,083	386	2,006	4,188
Segment tax expense (benefit)	(454)	842	105	548	1,041

December 31, 2023
Segment Assets	$92,970	$2,125	$33,175	$34,892	$163,162

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Three Months Ended March 31,
	2024	2023
Revenues
Total net revenue for reportable segments	$14,508	$13,700
Elimination of intersegment revenues	(410)	(400)
Total consolidated net revenues	$14,098	$13,300

Income before income taxes
Total segment income (loss) before income taxes	$1,977	$4,188
Elimination of intersegment (income) loss before income taxes	(529)	(376)
Total consolidated income before income taxes	$1,448	$3,812

	March 31,	December 31,
	2024	2023
Assets
Total assets for reportable segments	$166,552	$163,162
Elimination of intercompany balances	(60,970)	(58,483)
Total consolidated assets	$105,582	$104,679

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

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at March 31, 2024 and as of the date of this report, will not have a material impact on the Company’s consolidated financial positions or results of operations.

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

On September 27, 2018, Canterbury Development LLC contributed approximately 13 acres of land as its equity contribution in the Doran Canterbury I joint venture and became a 27.4% equity member. On December 20, 2018, financing for Doran Canterbury I was secured. Doran Canterbury I has completed developing Phase I of the Project, which includes 321 units, a heated parking ramp, and a clubhouse. As the Company is able to assert significant influence, but not control, over Doran Canterbury I’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. For the three months ended March 31, 2024 and 2023, the Company recorded a loss of $764,000 and income of $1,882,000, respectively, on equity method investment related to this joint venture. The increased income for the first quarter of 2023 related to this joint venture is due to a gain recognized on insurance proceeds received by Doran Canterbury I related to an outstanding claim. In accordance with U.S. GAAP, since we are committed to provide future capital contributions to Doran Canterbury I, we also present as a liability in the accompanying Condensed Consolidated Balance Sheets the net balance recorded for our share of Doran Canterbury I's losses in excess of the amount funded into Doran Canterbury I, which was $2,229,000 and $1,464,000 at March 31, 2024 and December 31, 2023, respectively. See Note 9 of Notes to Financial Statements for a summary of member loans to Doran Canterbury I.

We are a party to a contribution and indemnity agreement with affiliates of Doran relating to debt financing by Doran Canterbury I as borrower, which is guaranteed by Doran affiliates. Under the contribution and indemnity agreement, as amended, the Company is obligated to reimburse and indemnify each loan guarantor for any amounts paid by such loan guarantor to the lender on debt financing by Doran Canterbury I, up to a maximum of $7,000,000 as of March 31, 2024. See Note 6. “Commitments and Contingencies.”

Doran Canterbury II, LLC

In connection with the execution of the Amended Doran Canterbury I Agreement, on August 18, 2018, Canterbury Development LLC entered into an Operating Agreement with Doran Shakopee, LLC as the two members of a Minnesota limited liability company entitled Doran Canterbury II, LLC (“Doran Canterbury II”). The Operating Agreement was amended and restated by the members effective July 30, 2020. On September 30, 2020, Canterbury Development LLC contributed approximately 10 acres of land as its equity contribution in the Doran Canterbury II joint venture and became a 27.4% equity member. Doran Canterbury II has completed developing Phase II of the project which includes an additional 300 apartment units. As the Company is able to assert significant influence, but not control, over Doran Canterbury II’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. For the three months ended  March 31, 2024, the Company recorded a loss of $185,000 on equity method investment related to this joint venture. As of March 31, 2023, the proportionate share of Doran Canterbury II's earnings was immaterial. Under the Operating Agreement, we are required to provide future member loans to Doran Canterbury II to cover the costs of construction or operating deficiencies. See Note 9 of Notes to Financial Statements for a summary of member loans to Doran Canterbury II.

Canterbury DBSV Development, LLC

On June 16, 2020, Canterbury Development LLC, entered into an Operating Agreement with an affiliate of Greystone Construction, as the two members of a Minnesota limited liability company named Canterbury DBSV Development, LLC ("Canterbury DBSV"). Canterbury DBSV was formed as part of a joint venture between Greystone and Canterbury Development LLC for a multi-use development on the 13-acre land parcel located on the southwest portion of the Company’s racetrack. Canterbury Development LLC's equity contribution to Canterbury DBSV was approximately 13 acres of land, which were contributed to Canterbury DBSV on July 1, 2020. In connection with its contribution, Canterbury Development became a 61.87% equity member in Canterbury DBSV. As the Company is able to assert significant influence, but not control, over Canterbury DBSV’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. Canterbury DBSV has since entered into multiple other joint venture investments, all related to the multi-use development of the 13-acre parcel mentioned before. All such investments are accounted for under the equity method by Canterbury DBSV. For the three months ended March 31, 2024 and 2023, the Company recorded income of $97,000 and a loss of $25,000, respectively, on equity method investments related to this joint venture.

The following table summarizes changes to the Equity investment and Investee losses in excess of equity investment lines on our consolidated balance sheets for the three months ended March 31, 2024:

	Equity investment	Investee losses in excess of equity investment	Equity investment, net
Net Equity Investment Balance at 12/31/23	$6,612,712	$(1,464,218)	$5,148,494

Q1 Equity investment loss	(87,842)	(764,406)	(852,248)

Net Equity Investment Balance at 3/31/24	$6,524,870	$(2,228,624)	$4,296,246

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

As of March 31, 2024, the Company recorded a TIF receivable of approximately $14,188,000, which represents $11,353,000 of principal and $2,835,000 of interest. Management believes future tax revenues generated from current development activity will exceed the Company's development costs and thus, management believes no allowance related to this receivable is necessary. As of December 31, 2023, the Company recorded a TIF receivable of approximately $13,973,000, which represented $11,307,000 of principal and $2,666,000 of interest.

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

Lease costs related to operating leases were $0 for the three months ended March 31, 2024 and 2023. The total lease expenses for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or liability was $100,054 and $110,309 for the three months ended March 31, 2024 and 2023, respectively.

Lease costs included in depreciation and amortization related to our finance leases were $2,778 and $6,715 for the three months ended March 31, 2024 and 2023 respectively. Interest expense related to our finance leases was immaterial.

The following table shows the classification of the right of use assets on our consolidated balance sheets:

		March 31,	December 31,
	Balance Sheet Location	2024	2023
Assets
Finance	Land, buildings and equipment, net (1)	$173,075	$9,374
Operating	Operating lease right-of-use assets	53,026	53,026
Total Leased Assets		$226,101	$62,400

1 – Finance lease assets are net of accumulated amortization of $7,835 and $118,424 as of March 31, 2024 and December 31, 2023, respectively.

The following table shows the lease terms and discount rates related to our leases:

	March 31,	December 31,
	2024	2023
Weighted average remaining lease term (in years):
Finance	4.7	4.9
Operating	0.8	0.8
Weighted average discount rate (%):
Finance	8.5%	4.8%
Operating	8.0%	8.0%

The maturity of operating leases and finance leases as of March 31, 2024 are as follows:

Three Months Ended March 31, 2024	Operating leases	Finance leases
2024 remaining	$26,785	$33,335
2025	28,229	44,447
2026	—	44,447
2027	—	44,447
2028 and beyond	—	44,252
Total minimum lease obligations	55,014	210,927
Less: amounts representing interest	(1,988)	(37,852)
Present value of minimum lease payments	53,026	173,075
Less: current portion	(25,352)	(30,922)
Lease obligations, net of current portion	$27,674	$142,153

9.  RELATED PARTY RECEIVABLES

Since 2019, the Company has made member loans to the Doran Canterbury I and the Doran Canterbury II joint ventures totaling approximately $3,365,000 and $2,957,000 as of March 31, 2024 and December 31, 2023, respectively. These member loans bear interest at the rate equal to the Prime Rate plus two percent per annum, and accrued interest totaled $603,000 and $522,000 as of March 31, 2024 and December 31, 2023, respectively. The Company expects to be fully reimbursed for these member loans as and when the joint ventures achieve positive cash flow. Under the Operating Agreements for Doran Canterbury I and Doran Canterbury II, the joint ventures must repay member loans before payments to members in accordance with their percentage interests.

The Company has also recorded related party receivables of approximately $2,000 and $47,000 as of March 31, 2024 and December 31, 2023, respectively, for various related costs incurred by the Company. The Company expects to be fully reimbursed for these costs by the related parties in 2024.

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

Operations Review for the Three Months Ended March 31, 2024:

Revenues:

Total net revenues for the three months ended March 31, 2024 were $14,098,000, an increase of $798,000, or 6.0%, compared to total net revenues of $13,300,000 for the three months ended March 31, 2023. See below for a further discussion of our sources of revenues.

Casino Revenue:

	Three Months Ended March 31,
	2024	2023
Poker Games Collection	$1,876,000	$1,979,000
Other Poker Revenue	737,000	774,000
Total Poker Revenue	2,613,000	2,753,000

Table Games Collection	6,896,000	6,381,000
Other Table Games Revenue	547,000	580,000
Total Table Games Revenue	7,443,000	6,961,000

Total Casino Revenue	$10,056,000	$9,714,000

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

As indicated by the table above, total Casino revenue increased $342,000, or 3.5%, for the three  months ended March 31, 2024 compared to the same period in 2023. The increase is Casino revenue for the three months ended March 31, 2024 is primarily due to decreased attendance related to inclement weather experienced in the first three months of 2023.

Pari-Mutuel Revenue:

	Three Months Ended March 31,
	2024	2023
Simulcast	$866,000	$852,000
Other revenue	308,000	281,000
Total Pari-Mutuel Revenue	$1,174,000	$1,133,000

Total pari-mutuel revenue remained relatively flat, increasing $41,000, or 3.6%, for the three months ended March 31, 2024 compared to the same period in 2023. The slight increase is also related to the inclement weather experienced in the first three months of 2023 as noted above.

Food and Beverage Revenue:

Food and beverage revenue increased $257,000, or 17.5%, for the three months ended March 31, 2024 compared to the same period in 2023. The increase is primarily due to increased catering operations related to hosting large scale special events that took place in the first quarter of 2024.

Other Revenue:

Other revenue increased $159,000, or 16.1%, for the three months ended March 31, 2024 compared to the same period in 2023. The increase is primarily due to space rental revenues related to catering as well as increased revenues from corporate sponsorships.

Operating Expenses:

Total operating expenses increased $590,000, or 5.0%, for the three months ended March 31, 2024 compared to the same period in 2023. The following paragraphs provide further detail regarding certain operating expenses.

Salaries and benefits increased $277,000, or 4.7%, for the three months ended March 31, 2024 compared to the same period in 2023. The increase is primarily due to annual wage increases along with the State of Minnesota annual mandated increase in the minimum wage.

Depreciation and amortization increased $116,000, or 15.7%, for the three months ended March 31, 2024 compared to the same period in 2023. The increase is primarily due to placing larger fixed assets into service towards the second half of 2023.

Advertising and marketing costs decreased $156,000, or 52.3%, for the three months ended March 31, 2024 compared to the same period in 2023. The decrease is primarily due to intentionally reducing overall spend in an effort to cut costs.

Professional and contracted services increased $248,000, or 24.7%, for the three months ended March 31, 2024 compared to the same period in 2023. The overall increase is partially driven by increased contracted services due to utilizing a third-party for maintenance and cleaning services along with increased professional fees related to expanded lobbying efforts in the current legislative session.

Other Income (Loss), Net:

Other loss, net, for the three months ended March 31, 2024 was $314,000, a decrease of $2,572,000, compared to other income of $2,258,000 for the three months ended March 31, 2023.  The decrease for the three months ended March 31, 2024 compared to the same period last year is primarily due to our share of insurance proceeds received on a claim by Doran Canterbury I during the three months ended March 31, 2023. This decrease was partially offset by increased interest income due to the Company transferring available cash into certificates of deposit and money market funds as well as increasing interest rates related to our member loans to Doran Canterbury I and Doran Canterbury II.

Income Taxes:

The Company recorded a provision for income taxes of $450,000 and $1,041,000 for the three months ended March 31, 2024 and 2023, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The decrease in our tax expense for the three months ended March 31, 2024 is primarily due to a decrease in income before taxes compared to the same period in 2023. Our effective tax rate was 31.1% and 27.3% for the three months ended March 31, 2024 and 2023, respectively. The increase in the effective tax rate is primarily the result of unfavorable discrete items including non-deductible lobbying expenses that occurred during the three months ended March 31, 2024.

Net Income:

The Company's net income for the three months ended March 31, 2024 was $998,000, or $0.20 per basic and diluted share. The Company's net income for the three months ended March 31, 2023 was $2,771,000, or $0.57 per basic share or $0.56 per diluted share.

EBITDA

To supplement our financial statements, we also provide investors with information about our EBITDA and Adjusted EBITDA, each of which is a non-GAAP measure, which excludes certain items from net income, a GAAP measure. See the table below, which presents reconciliations of these measures to the GAAP equivalent financial measures. We define EBITDA as earnings before interest, income tax expense, and depreciation and amortization. We also compute Adjusted EBITDA, which reflects additional adjustments to Net Income to eliminate unusual or non-recurring items, as well as items relating to our real estate development operations and we believe the exclusion of these items allows for better comparability of our performance between periods and is useful in allowing greater transparency related to a significant measure used by management in its financial and operational decision-making. Adjusted EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business, excluding the impact of our real estate segment, and provides a perspective on the current effects of operating decisions relating to our core, non-real estate business. For the three months ended March 31, 2024, Adjusted EBITDA excluded stock-based compensation, as well as depreciation and amortization relating to equity investments, and interest expense related to equity investments. For the three months ended March 31, 2023, Adjusted EBITDA also excluded gain on insurance proceeds received by the Company's equity investment. Neither EBITDA nor adjusted EBITDA is a measure of performance calculated in accordance with GAAP and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance. EBITDA is presented as a supplemental disclosure because we believe that, when considered with measures calculated in accordance with GAAP, EBITDA and Adjusted EBITDA provide a more complete understanding of our operating results before the impact of investing and financing transactions and income taxes, and it is a widely used measure of performance and a basis for valuation of companies in our industry. Moreover, other companies that provide EBITDA or Adjusted EBITDA information may calculate EBITDA or Adjusted EBITDA differently than we do.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and to adjusted EBITDA (defined above) which are non-GAAP financial measures, for the three months ended March 31, 2024 and 2023:

Summary of EBITDA Data

	Three Months Ended March 31,
	2024	2023
NET INCOME	$998,154	$2,770,508
Interest income, net	(538,527)	(399,175)
Income tax expense	450,000	1,041,000
Depreciation	850,986	735,261
EBITDA	1,760,613	4,147,594
Stock-based compensation	346,366	336,205
Gain on insurance proceeds related to equity investments	—	(2,528,901)
Depreciation and amortization related to equity investments	527,625	440,764
Interest expense related to equity investments	578,315	422,261
ADJUSTED EBITDA	$3,212,919	$2,817,923

Adjusted EBITDA increased $395,000, or 14.0%, for the three months ended March 31, 2024 compared to the same period in 2023. The increase in Adjusted EBITDA is primarily due to an increase in the Company's income from operations as well as increased operating income from the Company's equity investments when removing noncash expenses such as depreciation and interest. Furthermore, for the three months ended March 31, 2023, Adjusted EBITDA was reduced by insurance proceeds received by the Company's equity investment related to an insurance claim by the Doran Canterbury I, LLC joint venture, which was not present in the current period. For the three months ended March 31, 2024, Adjusted EBITDA as a percentage of net revenue was 22.8%. For the three months ended March 31, 2023, Adjusted EBITDA as a percentage of net revenue was 21.2%.

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

Liquidity and Capital Resources:

The Company's primary source of liquidity and capital resources have been and are expected to be cash flow from operations and cash available under our revolving line of credit. The Company has a general credit and security agreement with a financial institution. The agreement was amended as of February 28, 2021 to extend the maturity date to January 31, 2024 and increase its revolving credit line up to $10,000,000. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company, as well as a mortgage on certain real property. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The general credit and security agreement was further amended as of January 31, 2024 to extend the maturity date to January 31, 2027 and reduce the maximum borrowing under the line of credit to $5,000,000. In connection with the amendment, the financial institution terminated a mortgage to release certain Company real property as collateral and the parties entered into a negative pledge agreement under which the Company agreed not to create any liens or encumbrances on certain Company real property. As of March 31, 2024, the outstanding balance on the line of credit was $0. The Company did not borrow on the revolving line of credit during the quarter ended March 31, 2024. As of March 31, 2024, the Company was in compliance with the financial covenants of the general credit and security agreement.

The Company’s cash, cash equivalents, and restricted cash balance at March 31, 2024 was $24,281,000 compared to $25,842,000 as of December 31, 2023. The Company believes that unrestricted funds available in its cash accounts, amounts available under its revolving line of credit, along with funds generated from operations and future land sales, will be sufficient to satisfy its ongoing liquidity and capital resource requirements for regular operations, as well as its planned development expenses for at least the next twelve months. In August 2023, the Company received approval for the first phase of the barn relocation and redevelopment plan. We expect to invest approximately $15 million in the stable area improvement plan as currently designed, staged over the course of the next two years. Furthermore, if the Company engages in additional significant real estate development, significant improvements to its facilities, the Racetrack or surrounding grounds, or strategic growth or diversification transactions, additional financing would more than likely be required and the Company may seek this additional financing through joint venture arrangements, through incurring debt, or through an equity financing, or a combination of any of these.

Operating Activities

Trends in our operating cash flows tend to follow trends in operating income but can be affected by changes in working capital, the timing of significant interest payments, and tax payments or refunds. Net cash provided by operating activities for the three months ended March 31, 2024 was $1,616,000, primarily as a result of the following: the Company reported net income of $998,000, depreciation of $851,000, a loss from equity investment of $852,000, and stock-based compensation and 401(k) match totaling $346,000. Primarily due to timing, the Company also experienced a decrease in accounts payable of $2,253,000, an increase in accounts receivable of $344,000, offset by an increase in accrued wages and payroll taxes of $534,000 for the three months ended March 31, 2024.

Net cash provided by operating activities for the three months ended March 31, 2023 was $5,822,000, primarily as a result of the following: the Company reported net income of $2,771,000, depreciation of $735,000, deferred income taxes of $727,000, a gain from equity investment of $1,859,000, and stock-based compensation and 401(k) match totaling $336,000. Primarily due to timing of larger development related transactions, the Company also experienced a decrease in accounts payable of $1,518,000 as well as a increase in accounts receivable of $345,000, offset by an increase due to cash received related to employee retention credit receivable of $3,598,000 and income taxes receivable and prepaid income taxes of $314,000 for the three months ended March 31, 2023.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 was $2,707,000, primarily due to additions to land, buildings, and equipment of $2,217,000 and an increase in related party receivables of $444,000.

Net cash used in investing activities for the three months ended March 31, 2023 was $1,056,000, primarily due to additions to land, buildings, and equipment of $1,010,000.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2024 was $470,000, primarily due to cash dividends paid to shareholders and payments for taxes of equity awards. The Company declared a cash dividend of $0.07 per share payable during the three months ended March 31, 2024.

Net cash used in financing activities for the three months ended March 31, 2023 was $519,000, primarily due to cash dividends paid to shareholders and payments for taxes of equity awards. The Company declared a cash dividend of $0.07 per share payable during the three months ended March 31, 2023.

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

These accounting estimates are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Management made no changes to the Company’s critical accounting estimates during the quarter ended March 31, 2024. In applying its critical accounting estimates, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended March 31, 2024.

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

Estimate of the allowance for doubtful accounts - Property Tax Increment Financing "TIF" Receivable

As of March 31, 2024, the Company recorded a TIF receivable on its Consolidated Balance Sheet of approximately $14,188,000, which represents $11,353,000 of principal and $2,835,000 of interest. The TIF receivable requires significant management estimates and judgement pertaining to whether an allowance for doubtful accounts is necessary. The TIF receivable was generated in connection with the Contract for Private Redevelopment, in which the City of Shakopee has agreed that a portion of the future tax increment revenue generated from the developed property around the Racetrack will be paid to the Company to reimburse it for expenses in constructing public infrastructure improvements.

The Company typically performs an annual collectability analysis of the TIF receivable in the fourth quarter of each year, or more frequently if indicators of potential uncollectability exist. The Company utilizes the assistance of a third party to assist with the projected tax increments. The quantitative analysis includes assumptions based on the market values of the completed development projects within Canterbury Commons, which derives the future projected tax increment revenue. The Company uses the analysis to determine if the future tax increment revenue will exceed the Company's development costs on infrastructure improvements. As a result of our analysis for the year ended December 31, 2023, management believes the TIF receivable will be fully collectible and no allowance related to this receivable is necessary. There were no indicators of potential uncollectability for the three months ended March 31, 2024.

Redevelopment Agreement:

As mentioned above in Note 7 of Notes to Financial Statements, on August 10, 2018, the City of Shakopee, the City of Shakopee Economic Development Authority, and the Company entered into a Redevelopment Agreement in connection with a Tax Increment Financing District (“TIF District”) that the City had approved in April 2018. Under the Redevelopment Agreement, the Company has agreed to undertake a number of specific infrastructure improvements within the TIF District, including the development of public streets, utilities, sidewalks, and other public infrastructure and the City of Shakopee agreed that a portion of the tax revenue generated from the developed property will be paid to the Company to reimburse it for its expense in constructing these improvements. The Company expects to finance its improvements under the Redevelopment Agreement with funds from its current operating resources and existing credit facility and, potentially, third-party financing sources.

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

●	We are subject to extensive regulation from gaming authorities that could adversely affect us.

●	We rely on the efforts of our partner Doran for the development and profitable operation of our Triple Crown Residences at Canterbury Park joint venture.

●	We rely on the efforts of our partner Greystone Construction for a new development project.

●	We may not be successful in executing our real estate development strategy.

●	We are obligated to make improvements in the TIF district and will be reimbursed only to the extent of future tax revenue.

●	We face competition from other real estate developers.

●	We may be adversely affected by the effects of inflation

●	An increase in the minimum wage mandated under Federal or Minnesota law could have a material adverse effect on our operations and financial results.

●	Our success may be affected if we are not able to attract, develop and retain qualified personnel.

●	The payment and amount of future dividends is subject to Board of Director discretion and to various risks and uncertainties.

●	Our information technology and other systems are subject to cyber security risk including misappropriation of customer information or other breaches of information security.

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

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.       Legal Proceedings

Not Applicable.

Item 1A.    Risk Factors

The most significant risk factors applicable to the Company are described in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes from the risk factors previously disclosed.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ending March 31, 2024, the Company repurchased shares of stock in connection with payment of taxes upon issuance of deferred stock awards issued to employees as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1-31, 2024	-	$-
February 1-29, 2024	3,555	$21.97
March 1-31, 2024	1,430	$21.50
Total	4,985	$21.84

Item 3.      Defaults upon Senior Securities

Not Applicable.

Item 4.      Mine Safety Disclosures

Not Applicable.

Item 5.      Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.      Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1	Press Release dated May 9, 2024 announcing 2024 First Quarter Results.

101

The following financial information from Canterbury Park Holding Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in Inline eXtensible Business Reporting Language XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2024 and March 31, 2023, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2024 and March 31, 2023, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and March 31, 2023, and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: May 10, 2024	/s/ Randall D. Sampson
Randall D. Sampson
President and Chief Executive Officer (principal executive officer)

Dated: May 10, 2024	/s/ Randy J. Dehmer
Randy J. Dehmer
Chief Financial Officer (principal financial officer, principal accounting officer)