Form 10-Q
period 2024-06-30
Canterbury Park Holding Corp
filed 2024-08-09
CIK 1672909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission File Number: 001-37858

CANTERBURY PARK HOLDING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	47-5349765
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer
Organization)	Identification No.)

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

The Company had 5,007,921 shares of common stock, $.01 par value, outstanding as of August 8, 2024.

Canterbury Park Holding Corporation

PART 1 – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2024	2023
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$18,768,132	$21,936,210
Restricted cash	6,698,340	3,905,544
Short-term investments	5,000,000	5,000,000
Accounts receivable, net of allowance of $7,670 for both periods	1,278,840	484,092
Inventory	348,898	249,370
Prepaid expenses	654,304	645,422
Income taxes receivable and prepaid income taxes	3,491,364	4,083,364
Total Current Assets	36,239,878	36,304,002

LONG-TERM ASSETS
Other prepaid expenses	26,103	10,978
TIF receivable	14,720,899	13,972,875
Related party receivable	4,371,737	3,526,071
Operating lease right-of-use asset	42,986	53,026
Equity investment	6,185,617	6,612,712
Land held for development	1,229,475	1,229,475
Land, buildings, and equipment, net	48,591,363	42,969,529
Total Long-term Assets	75,168,180	68,374,666
TOTAL ASSETS	$111,408,058	$104,678,668

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,723,626	$4,599,391
Casino accruals	2,364,518	2,667,499
Accrued wages and payroll taxes	1,893,011	1,662,927
Cash dividend payable	353,108	346,125
Accrued property taxes	743,861	741,215
Deferred revenue	934,779	274,898
Payable to horsepersons	3,650,596	763,383
Current portion of finance lease obligations	31,583	1,604
Current portion of operating lease obligations	26,255	25,352
Total Current Liabilities	14,721,337	11,082,394

LONG-TERM LIABILITIES
Deferred income taxes	10,300,015	10,300,015
Investee losses in excess of equity investment	3,076,641	1,464,218
Finance lease obligations, net of current portion	134,005	7,770
Operating lease obligations, net of current portion	16,731	27,674
Total Long-term Liabilities	13,527,392	11,799,677
TOTAL LIABILITIES	28,248,729	22,882,071

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 5,007,921 and 4,962,573 respectively, shares issued and outstanding	50,079	49,626
Additional paid-in capital	28,086,304	27,351,509
Retained earnings	55,022,946	54,395,462
Total Stockholders’ Equity	83,159,329	81,796,597
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$111,408,058	$104,678,668

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
OPERATING REVENUES:
Casino	$9,845,371	$10,383,578	$19,901,399	$20,097,933
Pari-mutuel	2,598,716	2,471,366	3,772,984	3,604,700
Food and beverage	2,100,231	2,027,652	3,827,380	3,497,483
Other	1,658,077	1,459,092	2,798,621	2,441,130
Total Net Revenues	16,202,395	16,341,688	30,300,384	29,641,246

OPERATING EXPENSES:
Purse expense	2,304,648	2,105,265	3,677,405	3,440,238
Minnesota Breeders’ Fund	301,017	303,854	517,401	514,759
Other pari-mutuel expenses	323,777	291,698	522,166	481,307
Salaries and benefits	6,838,335	6,802,273	12,990,175	12,677,078
Cost of food and beverage and other sales	857,607	820,844	1,494,711	1,405,896
Depreciation and amortization	889,073	741,632	1,740,059	1,476,893
Utilities	386,843	409,871	729,678	798,720
Advertising and marketing	403,758	631,476	546,216	929,983
Professional and contracted services	1,445,486	1,568,821	2,697,928	2,573,046
Other operating expenses	1,329,636	1,603,499	2,500,556	2,727,048
Total Operating Expenses	15,080,180	15,279,233	27,416,295	27,024,968
Gain on sale of land	-	6,489,976	-	6,489,976
INCOME FROM OPERATIONS	1,122,215	7,552,431	2,884,089	9,106,254
OTHER INCOME (LOSS)
(Loss) gain from equity investment	(1,174,499)	(622,180)	(2,026,746)	1,236,332
Interest income, net	532,570	497,274	1,071,097	896,449
Net Other (Loss) Income	(641,929)	(124,906)	(955,649)	2,132,781
INCOME BEFORE INCOME TAXES	480,286	7,427,525	1,928,440	11,239,035
INCOME TAX EXPENSE	(142,000)	(2,135,000)	(592,000)	(3,176,000)
NET INCOME	$338,286	$5,292,525	$1,336,440	$8,063,035

Basic earnings per share	$0.07	$1.08	$0.27	$1.64
Diluted earnings per share	$0.07	$1.07	$0.27	$1.64
Weighted average basic shares outstanding	4,984,953	4,913,396	4,975,889	4,903,360
Weighted average diluted shares	5,011,548	4,930,713	5,009,221	4,929,531
Cash dividends declared per share	$0.07	$0.07	$0.14	$0.14

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended June 30, 2024

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at March 31, 2024	4,982,770	$49,828	$27,588,885	$55,037,768	$82,676,481

Stock-based compensation	—	—	142,107	—	142,107
Dividend declared	—	—	—	(353,108)	(353,108)
401(k) stock match	10,384	104	226,683	—	226,787
Issuance of deferred stock awards	7,230	72	(72)	—	—
Shares issued under Employee Stock Purchase Plan	7,537	75	128,702	—	128,777
Net income	—	—	—	338,286	338,286

Balance at June 30, 2024	5,007,921	$50,079	$28,086,304	$55,022,946	$83,159,329

For the six months ended June 30, 2023

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2023	4,962,573	$49,626	$27,351,509	$54,395,462	$81,796,597

Stock-based compensation	—	—	271,121	—	271,121
Dividend declared	—	—	—	(708,956)	(708,956)
401(K) stock match	20,336	203	444,035	—	444,238
Issuance of deferred stock awards	17,475	175	(109,062)	—	(108,887)
Shares issued under Employee Stock Purchase Plan	7,537	75	128,702	—	128,777
Net income	—	—	—	1,336,440	1,336,440

Balance at June 30, 2024	5,007,921	$50,079	$28,086,304	$55,022,946	$83,159,329

For the three months ended June 30, 2023

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at March 31, 2023	4,910,408	$49,104	$26,084,008	$47,642,140	$73,775,252

Stock-based compensation	—	—	136,356	—	136,356
Dividend declared	—	—	—	(347,923)	(347,923)
401(k) stock match	9,995	100	228,186	—	228,286
Issuance of deferred stock awards	8,568	85	(5,129)	—	(5,044)
Shares issued under Employee Stock Purchase Plan	4,873	49	94,584	—	94,633
Net income	—	—	—	5,292,525	5,292,525

Balance at June 30, 2023	4,933,844	$49,338	$26,538,005	$52,586,742	$79,174,085

For the six months ended June 30, 2023

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2022	4,888,975	$48,890	$25,914,644	$45,221,509	$71,185,043

Stock-based compensation	—	—	265,833	—	265,833
Dividend distribution	—	—	—	(697,802)	(697,802)
401(K) stock match	17,799	178	434,914	—	435,092
Issuance of deferred stock awards	22,197	221	(171,970)	—	(171,749)
Shares issued under Employee Stock Purchase Plan	4,873	49	94,584	—	94,633
Net Income	—	—	—	8,063,035	8,063,035

Balance at June 30, 2023	4,933,844	$49,338	$26,538,005	$52,586,742	$79,174,085

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating Activities:
Net income	$1,336,440	$8,063,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,740,059	1,476,893
Stock-based compensation expense	271,121	265,833
Stock-based employee match contribution	444,238	435,092
Gain on sale of land	—	(6,489,976)
Deferred income taxes	—	727,000
Loss (gain) from equity investment	2,026,746	(1,236,332)
Changes in operating assets and liabilities:
Accounts receivable	(794,748)	(1,150,784)
Employee retention credit	—	6,103,236
Increase in TIF receivable	(702,219)	(336,530)
Inventory, prepaid expenses and deposits	(123,535)	(167,281)
Income taxes receivable and prepaid income taxes	592,000	872,000
Operating lease right-of-use asset	10,040	9,712
Operating lease liabilities	(10,040)	(9,712)
Accounts payable	(1,256,481)	(146,824)
Deferred revenue	659,881	562,410
Casino accruals	(302,981)	(443,421)
Accrued wages and payroll taxes	230,084	(224,026)
Accrued property taxes	2,646	(420,737)
Payable to horsepersons	2,887,213	2,910,785
Net cash provided by operating activities	7,010,463	10,800,373

Investing Activities:
Additions to land, buildings, and equipment	(5,810,147)	(4,591,936)
Proceeds from sale of land	—	8,336,359
Additions for TIF eligible improvements	(45,805)	—
Increase in related party receivable	(845,666)	(198,342)
Proceeds from sale of short-term investments	5,000,000	—
Purchase of short-term investments	(5,000,000)	—
Cash dividends received from investments	12,772	—
Net cash (used in) provided by investing activities	(6,688,846)	3,546,081

Financing Activities:
Proceeds from issuance of common stock	128,777	94,633
Cash dividend paid to shareholders	(701,973)	(695,075)
Payments for taxes related to net share settlement of equity awards	(108,887)	(171,749)
Principal payments on finance leases	(14,816)	(14,044)
Net cash used in financing activities	(696,899)	(786,235)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(375,282)	13,560,219

Cash, cash equivalents, and restricted cash at beginning of period	25,841,754	16,106,003

Cash, cash equivalents, and restricted cash at end of period	$25,466,472	$29,666,222

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

Schedule of non-cash investing and financing activities
Additions to land, buildings, and equipment funded through accounts payable	$1,381,000	$164,000
Dividend declared but not yet paid	353,000	344,000
Change in investee losses in excess of equity investments	1,612,000	(1,286,000)
ROU assets obtained in exchange for lease obligations	171,000	77,550

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$—	$1,577,000
Interest paid	7,000	—

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

The condensed consolidated balance sheets and the related condensed consolidated statements of operations, stockholders’ equity, and the cash flows for the periods ended June 30, 2024 and 2023 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, statement of stockholders’ equity, and cash flows at June 30, 2024 and 2023 and for the periods then ended have been made.

Summary of Significant Accounting Policies – A detailed description of our significant accounting policies can be found in the 2023 Form 10-K. There were no material changes in significant accounting policies during the three and six months ended June 30, 2024.

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

Accounts Receivable - Accounts receivable are initially recorded for amounts due from other tracks for simulcast revenue, net of amounts due to other tracks, and for amounts due from customers related to catering and events. Credit is granted in the normal course of business without collateral. Accounts receivable are stated net of allowances for credit losses, which represent estimated losses resulting from the inability of customers to make the required payments. Accounts that are outstanding longer than the contractual terms are considered past due. We evaluate our allowance for credit losses and estimate collectability of current and non-current accounts receivable based on historical bad debt experience, our assessment of the financial condition of individual companies with which we do business, current market conditions, and reasonable and supportable forecasts of future economic conditions. In times of economic turmoil, our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty than in more stable periods. The Company does not have accounts receivable with original maturities greater than one year. The allowance for credit losses and activity as of June 30, 2024 and December 31, 2023 was not material.

Deferred Revenue – Deferred revenue includes advance sales related to racing, events and corporate partnerships. Revenue from these advance billings is recognized when the related event occurs or services have been performed.

Payable to Horsepersons - The Minnesota Pari-mutuel Horse Racing Act requires the Company to segregate a portion of funds (recorded as purse expense in the statements of operations) received from Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ association. Pursuant to an agreement with the Minnesota Horsemen’s Benevolent and Protective Association (“MHBPA”), the Company transferred into a trust account or paid directly to the MHBPA, $2,909,000 and $2,974,000 for the six months ended June 30, 2024 and 2023, respectively, related to thoroughbred races. Minnesota Statutes provide that amounts transferred into the trust account are the property of the trust and not of the Company, and therefore these amounts are not recorded on the Company’s Condensed Consolidated Balance Sheet.

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

Board of Directors Stock Options, Deferred Stock Awards, and Restricted Stock Grants

The Company’s Stock Plan currently authorizes annual grants of restricted stock, deferred stock, stock options, or any combination of the three, to non-employee members of the Board of Directors at the time of the Company’s annual shareholders’ meeting as determined by the Board prior to each such meeting. Deferred stock awards represent the right to receive shares of the Company's common stock upon vesting. Restricted stock and deferred stock grants to non-employee directors generally vest 100% one year after the date of the annual meeting at which they were granted, are subject to restrictions on resale for an additional year, and are subject to forfeiture if a board member terminates his or her board service prior to the shares vesting. The unvested deferred stock awards outstanding as of  June 30, 2024 to our non-employee directors consists only of the grants of deferred stock on June 6, 2024 of an aggregate 10,734 shares with a weighted average fair value per share of $22.35. There were no unvested restricted stock or stock options outstanding to any non-employee director at June 30, 2024.

Board of Directors deferred stock transactions during the six months ended June 30, 2024 are summarized as follows:

		Weighted
		Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2023	7,818	$23.01
Granted	10,734	22.35
Vested	(7,818)	23.01
Forfeited	—	—
Non-Vested Balance, June 30, 2024	10,734	$22.35

Employee Deferred Stock Awards

The Company's Stock Plan permits its Compensation Committee to grant stock-based awards, including deferred stock awards, to key employees and non-employee directors. The Company has made deferred stock grants to key employees that vest over one to four years. Deferred stock awards represent the right to receive shares of the Company's common stock upon vesting.

During the six months ended June 30, 2024, the Company granted employees deferred stock awards totaling 22,100 shares of common stock, with a vesting term of approximately four years and a fair value of $21.08 per share. During the six months ended June 30, 2023, the Company granted employees deferred stock awards totaling 19,020 shares of common stock, with a vesting term of approximately four years and a fair value of $25.52 per share.

Employee deferred stock transactions during the six months ended June 30, 2024 are summarized as follows:

		Weighted
		Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2023	36,920	$22.00
Granted	22,100	21.08
Vested	(15,230)	19.15
Forfeited	—	—
Non-Vested Balance, June 30, 2024	43,790	$22.52

There were no stock options outstanding to any employee or other person at June 30, 2024. Stock-based compensation expense related to deferred stock awards and restricted stock awards is included on the Condensed Consolidated Statements of Operations and totaled approximately $271,000 and $266,000 for the six months ended June 30, 2024 and 2023. At June 30, 2024, there was approximately $1,040,000 of total unrecognized stock-based compensation expense related to unvested employee and board of director deferred stock awards that is expected to be recognized over a period of approximately 3.8 years.

3.    NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (numerator) amounts used for basic and diluted per share computations:	$338,286	$5,292,525	$1,336,440	$8,063,035

Weighted average shares (denominator) of common stock outstanding:
Basic	4,984,953	4,913,396	4,975,889	4,903,360
Plus dilutive effect of deferred stock awards	26,594	17,317	33,331	26,171
Diluted	5,011,548	4,930,713	5,009,221	4,929,531

Net income per common share:
Basic	$0.07	$1.08	$0.27	$1.64
Diluted	0.07	1.07	0.27	1.64

4.    GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with a financial institution. The agreement was amended as of February 28, 2021 to extend the maturity date to January 31, 2024 and increase its revolving credit line up to $10,000,000. The line of credit was collateralized by all receivables, inventory, equipment, and general intangibles of the Company, as well as a mortgage on certain real property. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The general credit and security agreement was further amended as of January 31, 2024 to extend the maturity date to January 31, 2027 and reduce the maximum borrowing under the line of credit to $5,000,000. In connection with the amendment, the financial institution terminated a mortgage to release certain Company real property as collateral and the parties entered into a negative pledge agreement under which the Company agreed not to create any liens or encumbrances on certain Company real property. The outstanding balance on the line of credit was $0 at both June 30, 2024 and December 31, 2023.

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

The following tables represent a disaggregation of revenues from contracts with customers along with the Company’s operating segments (in 000’s):

	Six Months Ended June 30, 2024
	Horse Racing	Casino	Food and Beverage	Development	Total
Net revenues from external customers	$6,211	$19,901	$4,188	$—	$30,300
Intersegment revenues	177	—	633	—	810
Net interest income	558	—	—	513	1,071
Depreciation	1,508	150	82	—	1,740
Segment income (loss) before income taxes	(120)	3,967	920	(1,625)	3,142
Segment tax expense (benefit)	(409)	1,218	282	(499)	592

June 30, 2024
Segment Assets	$102,649	$1,974	$34,675	$34,574	$173,872

	Six Months Ended June 30, 2023
	Horse Racing	Casino	Food and Beverage	Development	Total
Net revenues from external customers	$5,789	$20,098	$3,754	$—	$29,641
Intersegment revenues	158	—	568	—	726
Net interest income	451	—	—	445	896
Depreciation	1,313	75	89	—	1,477
Segment income (loss) before income taxes	(676)	4,088	916	8,052	12,380
Segment tax expense (benefit)	(513)	1,155	259	2,275	3,176

December 31, 2023
Segment Assets	$92,970	$2,125	$33,175	$34,892	$163,162

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	Six Months Ended June 30,
	2024	2023
Revenues
Total net revenue for reportable segments	$31,110	$30,367
Elimination of intersegment revenues	(810)	(726)
Total consolidated net revenues	$30,300	$29,641

Income before income taxes
Total segment income (loss) before income taxes	$3,142	$12,380
Elimination of intersegment (income) loss before income taxes	(1,214)	(1,141)
Total consolidated income before income taxes	$1,928	$11,239

	June 30,	December 31,
	2024	2023
Assets
Total assets for reportable segments	$173,872	$163,162
Elimination of intercompany balances	(62,464)	(58,483)
Total consolidated assets	$111,408	$104,679

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

Effective December 21, 2023, the Company entered into its annual live race meet and purse fund contribution agreement with the Minnesota Horsemen’s Benevolent & Protective Association (“MHBPA”) and the Minnesota Quarter Horse Racing Association ("MQHRA") regarding the upcoming 2024 live race meet. In an effort to increase field size and improve the quality of racing for the 2024 season, the Company has guaranteed purses for overnight races at $23,000 per race. The parties recognize there is likely to be a significant financial cost to the Company in establishing a 2024 thoroughbred purse structure intended to average $23,000 per conducted overnight race and that to maintain that average purse structure, the Company will be making an overpayment that may be repaid to the Company through reimbursement in subsequent racing years. This anticipated overpayment of purses by the Company is intended to create a short-term bridge until additional purse supplements can be obtained from other sources. In the event that additional purse revenue is secured within the next five years through additional forms of gaming at the Company, new revenue streams, or legislative action, the Company will be eligible for reimbursement of the actual 2024 overpayment amount from those purse supplements. In addition, the Company agreed to allocate an additional $400,000 to be used as recruiting and participation incentives to attract thoroughbred trainers, owners, and stables for the 2024 live meet in an effort to generate additional pari-mutuel handle through improved field size. For the three and six months ended June 30, 2024, the Company has recognized expenses of $161,000 related to these incentives.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at June 30, 2024 and as of the date of this report, will not have a material impact on the Company’s consolidated financial positions or results of operations.

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

On September 27, 2018, Canterbury Development LLC contributed approximately 13 acres of land as its equity contribution in the Doran Canterbury I joint venture and became a 27.4% equity member. On December 20, 2018, financing for Doran Canterbury I was secured. Doran Canterbury I has completed developing Phase I of the Project, which includes 321 units, a heated parking ramp, and a clubhouse. As the Company is able to assert significant influence, but not control, over Doran Canterbury I’s operational and financial policies, the Company accounts for the joint venture as an equity method investment.  For the three and six months ended June 30, 2024, the Company recorded a loss of $848,000 and $1,612,000, respectively, on equity method investment related to this joint venture. For the three and six months ended June 30, 2023, the Company recorded a loss of $596,000 and income of $1,286,000, respectively, on equity method investment related to this joint venture. The increased income for the first half of 2023 is due to a gain recognized on insurance proceeds received by Doran Canterbury I related to an outstanding claim. In accordance with U.S. GAAP, since we are committed to provide future capital contributions to Doran Canterbury I, we also present as a liability in the accompanying Condensed Consolidated Balance Sheets the net balance recorded for our share of Doran Canterbury I's losses in excess of the amount funded into Doran Canterbury I, which was $3,077,000 and $1,464,000 at June 30, 2024 and December 31, 2023, respectively. See Note 9 of Notes to Financial Statements for a summary of member loans to Doran Canterbury I.

We are a party to a contribution and indemnity agreement with affiliates of Doran relating to debt financing by Doran Canterbury I as borrower, which is guaranteed by Doran affiliates. Under the contribution and indemnity agreement, as amended, the Company is obligated to reimburse and indemnify each loan guarantor for any amounts paid by such loan guarantor to the lender on debt financing by Doran Canterbury I, up to a maximum of $7,000,000 as of June 30, 2024. See Note 6. “Commitments and Contingencies.”

Doran Canterbury II, LLC

In connection with the execution of the Amended Doran Canterbury I Agreement, on August 18, 2018, Canterbury Development LLC entered into an Operating Agreement with Doran Shakopee, LLC as the two members of a Minnesota limited liability company entitled Doran Canterbury II, LLC (“Doran Canterbury II”). The Operating Agreement was amended and restated by the members effective July 30, 2020. On September 30, 2020, Canterbury Development LLC contributed approximately 10 acres of land as its equity contribution in the Doran Canterbury II joint venture and became a 27.4% equity member. Doran Canterbury II has completed developing Phase II of the project which includes an additional 300 apartment units. As the Company is able to assert significant influence, but not control, over Doran Canterbury II’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. For the three and six months ended  June 30, 2024, the Company recorded a loss of $232,000 and $417,000 on equity method investment related to this joint venture. As of June 30, 2023, the proportionate share of Doran Canterbury II's earnings was immaterial as Doran Canterbury II was not placed into service until January 2024. Under the Operating Agreement, we are required to provide future member loans to Doran Canterbury II to cover the costs of construction or operating deficiencies. See Note 9 of Notes to Financial Statements for a summary of member loans to Doran Canterbury II.

Canterbury DBSV Development, LLC

On June 16, 2020, Canterbury Development LLC, entered into an Operating Agreement with an affiliate of Greystone Construction, as the two members of a Minnesota limited liability company named Canterbury DBSV Development, LLC ("Canterbury DBSV"). Canterbury DBSV was formed as part of a joint venture between Greystone and Canterbury Development LLC for a multi-use development on the 13-acre land parcel located on the southwest portion of the Company’s racetrack. Canterbury Development LLC's equity contribution to Canterbury DBSV was approximately 13 acres of land, which were contributed to Canterbury DBSV on July 1, 2020. In connection with its contribution, Canterbury Development became a 61.87% equity member in Canterbury DBSV. As the Company is able to assert significant influence, but not control, over Canterbury DBSV’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. Canterbury DBSV has since entered into multiple other joint venture investments, all related to the multi-use development of the 13-acre parcel mentioned before. All such investments are accounted for under the equity method by Canterbury DBSV. For the three and six months ended June 30, 2024, the Company recorded a loss of $94,000 and income of $3,000, respectively, on equity method investments related to this joint venture. For the three and six months ended June 30, 2023, the Company recorded losses of $26,000 and $52,000, respectively, on equity method investments related to this joint venture. For the three and six months ended June 30, 2024, the Company also received dividend distributions of $13,000 related to this joint venture.

The following table summarizes changes to the Equity investment and Investee losses in excess of equity investment lines on our consolidated balance sheets for the six months ended June 30, 2024:

	Equity investment	Investee losses in excess of equity investment	Equity investment, net
Net Equity Investment Balance at 12/31/23	$6,612,712	$(1,464,218)	$5,148,494

Q1 Equity investment loss	(87,841)	(764,406)	(852,247)

Q2 Equity investment loss	(326,482)	(848,017)	(1,174,499)

Dividends received from investments	(12,772)	—	(12,772)

Net Equity Investment Balance at 6/30/24	$6,185,617	$(3,076,641)	$3,108,976

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

As of June 30, 2024, the Company recorded a TIF receivable of approximately $14,721,000, which represents $11,717,000 of principal and $3,004,000 of interest. Management believes future tax revenues generated from current development activity will exceed the Company's development costs and thus, management believes no allowance related to this receivable is necessary. As of December 31, 2023, the Company recorded a TIF receivable of approximately $13,973,000, which represented $11,307,000 of principal and $2,666,000 of interest.

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

Lease costs related to operating leases were $10,714 for both the six months ended June 30, 2024 and 2023. The total lease expenses for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or liability was $227,886 and $249,793 for the six months ended June 30, 2024 and 2023, respectively.

Lease costs included in depreciation and amortization related to our finance leases were $10,666 and $11,945 for the six months ended June 30, 2024 and 2023, respectively. Interest expense related to our finance leases was immaterial.

The following table shows the classification of the right of use assets on our consolidated balance sheets:

		June 30,	December 31,
	Balance Sheet Location	2024	2023
Assets
Finance	Land, buildings and equipment, net (1)	$165,588	$9,374
Operating	Operating lease right-of-use assets	42,986	53,026
Total Leased Assets		$208,574	$62,400

1 – Finance lease assets are net of accumulated amortization of $15,322 and $118,424 as of June 30, 2024 and December 31, 2023, respectively.

The following table shows the lease terms and discount rates related to our leases:

	June 30,	December 31,
	2024	2023
Weighted average remaining lease term (in years):
Finance	4.5	4.9
Operating	0.7	0.8
Weighted average discount rate (%):
Finance	8.5%	4.8%
Operating	8.0%	8.0%

The maturity of operating leases and finance leases as of June 30, 2024 are as follows:

Six Months Ended June 30, 2024	Operating leases	Finance leases
2024 remaining	$16,071	$22,223
2025	28,229	44,447
2026	—	44,447
2027	—	44,447
2028 and beyond	—	44,251
Total minimum lease obligations	44,300	199,815
Less: amounts representing interest	(1,314)	(34,227)
Present value of minimum lease payments	42,986	165,588
Less: current portion	(26,255)	(31,583)
Lease obligations, net of current portion	$16,731	$134,005

9.  RELATED PARTY RECEIVABLES

Since 2019, the Company has made member loans to the Doran Canterbury I and the Doran Canterbury II joint ventures totaling approximately $3,667,000 and $2,957,000 as of June 30, 2024 and December 31, 2023, respectively. These member loans bear interest at the rate equal to the Prime Rate plus two percent per annum, and accrued interest totaled $697,000 and $522,000 as of June 30, 2024 and December 31, 2023, respectively. The Company expects to be fully reimbursed for these member loans as and when the joint ventures achieve positive cash flow. Under the Operating Agreements for Doran Canterbury I and Doran Canterbury II, the joint ventures must repay member loans before payments to members in accordance with their percentage interests.

The Company has also recorded related party receivables of approximately $8,000 and $47,000 as of June 30, 2024 and December 31, 2023, respectively, for various related costs incurred by the Company. The Company expects to be fully reimbursed for these costs by the related parties in 2024.

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

Operations Review for the Three and Six Months Ended June 30, 2024:

Revenues:

Total net revenues for the three months ended June 30, 2024 were $16,202,000, a decrease of $139,000, or 0.9%, compared to total net revenues of $16,342,000 for the three months ended June 30, 2023. Total net revenues for the six months ended June 30, 2024 were $30,300,000, an increase of $659,000, or 2.2%, compared to total net revenues of $29,641,000 for the six months ended June 30, 2023. See below for a further discussion of our sources of revenues.

Casino Revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Poker Games Collection	$1,934,000	$1,842,000	$3,810,000	$3,821,000
Other Poker Revenue	740,000	743,000	1,451,000	1,513,000
Total Poker Revenue	2,674,000	2,585,000	5,261,000	5,334,000

Table Games Collection	6,320,000	7,150,000	13,216,000	13,531,000
Other Table Games Revenue	851,000	649,000	1,424,000	1,233,000
Total Table Games Revenue	7,171,000	7,799,000	14,640,000	14,764,000

Total Casino Revenue	$9,845,000	$10,384,000	$19,901,000	$20,098,000

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

As indicated by the table above, total Casino revenue decreased $539,000, or 5.2%, and decreased $197,000, or 1.0%, for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The decreases can be attributed to higher end players spend through the first six months of 2023 compared to the same period in 2024, along with a decrease in consumer discretionary spending with our current inflationary environment.

Pari-Mutuel Revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Simulcast	$1,148,000	$1,090,000	$2,014,000	$1,942,000
Live Racing	540,000	479,000	540,000	479,000
Guest Fees	537,000	451,000	537,000	451,000
Other revenue	374,000	451,000	682,000	733,000
Total Pari-Mutuel Revenue	$2,599,000	$2,471,000	$3,773,000	$3,605,000

Total pari-mutuel revenue increased $128,000, or 5.2%, and $168,000, or 4.7%, for the three and six months ended June 30, 2024 compared to the same periods in 2023. The increase in pari-mutuel revenues is primarily due to an increase in live race days year-over-year (17 race days in 2024 compared to 15 race days in 2023 for both the three and six months ended June 30) as well as increased out-of-state handle due to increased field sizes on a per race basis.

Food and Beverage Revenue:

Food and beverage revenue increased $73,000, or 3.6%, and increased $330,000, or 9.4%, for the three and six months ended June 30, 2024 compared to the same periods in 2023. The increase is primarily due to increased catering operations related to hosting large scale special events as well the additional race days year-over-year mentioned above.

Other Revenue:

Other revenue increased $199,000, or 13.6%, and increased $357,000, or 14.6%, for the three and six months ended June 30, 2024 compared to the same periods in 2023. The increase is primarily due to space rental revenues related to catering as well as admission revenue increases related to the additional race days mentioned above.

Operating Expenses:

Total operating expenses decreased $199,000, or 1.3%, and increased $391,000, or 1.4%, for the three and six months ended June 30, 2024 compared to the same periods in 2023. The following paragraphs provide further detail regarding certain operating expenses.

Purse expense increased $199,000, or 9.5%, and increased $237,000, or 6.9%, for the three and six months ended June 30, 2024 compared to the same periods in 2023. The increase is primarily due to the expenses incurred as part of our recruiting and participation incentives paid in 2024. See Note 6. for further details.

Salaries and benefits increased $36,000, or 0.5%, and increased $313,000, or 2.5%, for the three and six months ended June 30, 2024 compared to the same periods in 2023. The increase is primarily due to annual wage increases along with the State of Minnesota annual mandated increase in the minimum wage.

Depreciation and amortization increased $147,000, or 19.9%, and increased $263,000, or 17.8%, for the three and six months ended June 30, 2024 compared to the same periods in 2023. The increase is primarily due to placing larger fixed assets into service towards the second half of 2023 as well as placing assets into service related to the first and second phases of our barn relocation and redevelopment plan in the second quarter of 2024.

Advertising and marketing costs decreased $228,000, or 36.1%, and decreased $384,000, or 41.3%, for the three and six months ended June 30, 2024 compared to the same periods in 2023. The decrease is primarily due to intentionally reducing overall spend in an effort to cut costs.

Other operating expenses decreased $274,000, or 17.1%, and $226,000, or 8.3%, for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The decrease is primarily due to a settlement of a claim that occurred in the second quarter of 2023 as well as decreased track maintenance costs through the first six months of 2024.

Other Income (Loss), Net:

Other loss, net, for the three months ended June 30, 2024 was $642,000, a decrease of $517,000, compared to other loss, net, of $125,000 for the three months ended June 30, 2023. Other loss, net, for the six months ended June 30, 2024 was $956,000, a decrease of $3,088,000, compared to other income of $2,133,000 for the six months ended June 30, 2023. The decrease for the six months ended June 30, 2024 compared to the same period last year is primarily due to our share of insurance proceeds received on a claim by Doran Canterbury I during the six months ended June 30, 2023. This decrease was partially offset by increased interest income due to the Company transferring available cash into certificates of deposit and money market funds as well as an increases to the principal balance and interest rates related to our member loans to Doran Canterbury I and Doran Canterbury II.

Income Taxes:

The Company recorded a provision for income taxes of $142,000 and $2,135,000 for the three months ended June 30, 2024 and 2023, respectively. The Company recorded a provision for income taxes of $592,000 and $3,176,000 for the six months ended June 30, 2024 and 2023, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The decrease in our tax expense for 2024 compared to 2023 is primarily due to a decrease in income before taxes from operations. Our effective tax rate was 29.6% and 30.7%  for three and six months ended June 30, 2024. Our effective tax rate was 28.7% and 28.3% for the three and six months ended June 30, 2023. The increase in the effective tax rate is primarily the result of unfavorable discrete items that occurred during the six months ended primarily related to additional non-deductible lobbying expenses.

Net Income:

The Company recorded net income of $338,000, or $0.07 per basic and diluted share and $1,336,000, or $0.27 per basic and diluted share for the three and six months ended June 30, 2024, respectively. The Company recorded net income of $5,293,000, or $1.08 per basic or $1.07 diluted share and $8,063,000, or $1.64 per basic and diluted share for the three and six months ended June 30, 2023, respectively.

EBITDA

To supplement our financial statements, we also provide investors with information about our EBITDA and Adjusted EBITDA, each of which is a non-GAAP measure, which excludes certain items from net income, a GAAP measure. See the table below, which presents reconciliations of these measures to the GAAP equivalent financial measures. We define EBITDA as earnings before interest, income tax expense, and depreciation and amortization. We also compute Adjusted EBITDA, which reflects additional adjustments to Net Income to eliminate unusual or non-recurring items, as well as items relating to our real estate development operations and we believe the exclusion of these items allows for better comparability of our performance between periods and is useful in allowing greater transparency related to a significant measure used by management in its financial and operational decision-making. Adjusted EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business, excluding the impact of our real estate segment, and provides a perspective on the current effects of operating decisions relating to our core, non-real estate business. For the three and six months ended June 30, 2024, Adjusted EBITDA excluded stock-based compensation, as well as depreciation and amortization relating to equity investments, and interest expense related to equity investments. For the three and months ended June 30, 2023, Adjusted EBITDA also excluded gain on insurance proceeds received by the Company's equity investment and a gain on sale of land. Neither EBITDA nor adjusted EBITDA is a measure of performance calculated in accordance with GAAP and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance. EBITDA is presented as a supplemental disclosure because we believe that, when considered with measures calculated in accordance with GAAP, EBITDA and Adjusted EBITDA provide a more complete understanding of our operating results before the impact of investing and financing transactions and income taxes, and it is a widely used measure of performance and a basis for valuation of companies in our industry. Moreover, other companies that provide EBITDA or Adjusted EBITDA information may calculate EBITDA or Adjusted EBITDA differently than we do.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and to adjusted EBITDA (defined above) which are non-GAAP financial measures, for the three and six months ended June 30, 2024 and 2023:

Summary of EBITDA Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NET INCOME	$338,286	$5,292,525	$1,336,440	$8,063,035
Interest income, net	(532,570)	(497,274)	(1,071,097)	(896,449)
Income tax expense	142,000	2,135,000	592,000	3,176,000
Depreciation	889,073	741,632	1,740,059	1,476,893
EBITDA	836,789	7,671,883	2,597,402	11,819,479
Stock-based compensation	368,789	364,542	715,155	700,747
Gain on sale of land	—	(6,489,976)	—	(6,489,976)
Gain on insurance proceeds related to equity investments	—	—	—	(2,528,901)
Depreciation and amortization related to equity investments	535,164	435,211	1,062,789	875,975
Interest expense related to equity investments	666,507	402,795	1,244,822	825,056
ADJUSTED EBITDA	$2,407,249	$2,384,455	5,620,168	5,202,380

Adjusted EBITDA increased $23,000, or 1.0%, and $418,000, or 8.0%, for the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The increase in Adjusted EBITDA is primarily due to increased Pari-mutuel, Food and beverage, and Other revenues noted above. Furthermore, for the six months ended June 30, 2023, Adjusted EBITDA was reduced by insurance proceeds received by the Company's equity investment related to an insurance claim by the Doran Canterbury I, LLC joint venture, which was not present in other periods. For the three and six months ended June 30, 2024, Adjusted EBITDA as a percentage of net revenue was 14.9% and 18.5%, respectively. For the three and six months ended June 30, 2023, Adjusted EBITDA as a percentage of net revenue was 14.6% and 17.6%, respectively.

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

Liquidity and Capital Resources:

The Company's primary source of liquidity and capital resources have been and are expected to be cash flow from operations and cash available under our revolving line of credit. The Company has a general credit and security agreement with a financial institution. The agreement was amended as of February 28, 2021 to extend the maturity date to January 31, 2024 and increase its revolving credit line up to $10,000,000. The line of credit was collateralized by all receivables, inventory, equipment, and general intangibles of the Company, as well as a mortgage on certain real property. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The general credit and security agreement was further amended as of January 31, 2024 to extend the maturity date to January 31, 2027 and reduce the maximum borrowing under the line of credit to $5,000,000. In connection with the amendment, the financial institution terminated a mortgage to release certain Company real property as collateral and the parties entered into a negative pledge agreement under which the Company agreed not to create any liens or encumbrances on certain Company real property. As of June 30, 2024, the outstanding balance on the line of credit was $0. The Company did not borrow on the revolving line of credit during the quarter ended June 30, 2024. As of June 30, 2024, the Company was in compliance with the financial covenants of the general credit and security agreement.

The Company’s cash, cash equivalents, and restricted cash balance at June 30, 2024 was $25,466,000 compared to $25,842,000 as of December 31, 2023. The Company believes that unrestricted funds available in its cash accounts, amounts available under its revolving line of credit, along with funds generated from operations and future land sales, will be sufficient to satisfy its ongoing liquidity and capital resource requirements for regular operations, as well as its planned development expenses for at least the next twelve months. In August 2023, the Company received approval for a three-phase barn relocation and redevelopment plan totaling approximately $15 million over the course of two years. As of June 30, 2024, the Company has completed phases one and two of the project with phase three currently underway. Furthermore, if the Company engages in additional significant real estate development, significant improvements to its facilities, the Racetrack or surrounding grounds, or strategic growth or diversification transactions, additional financing would more than likely be required and the Company may seek this additional financing through joint venture arrangements, through incurring debt, or through an equity financing, or a combination of any of these.

Operating Activities

Trends in our operating cash flows tend to follow trends in operating income but can be affected by changes in working capital, the timing of significant interest payments, and tax payments or refunds. Net cash provided by operating activities for the six months ended June 30, 2024 was $7,010,000, primarily as a result of the following: the Company reported net income of $1,336,000, depreciation of $1,740,000, a loss from equity investment of $2,027,000, and stock-based compensation and 401(k) match totaling $715,000. Primarily due to the timing of our live racing season, the Company also experienced an increase in payable to horsepersons of $2,887,000, offset by an increase in accounts receivable of $795,000 and in TIF receivable of $702,000 for the six months ended June 30, 2024.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 was $6,689,000, primarily due to additions to land, buildings, and equipment of $5,810,000 and an increase in related party receivables of $846,000.

Net cash provided by investing activities for the six months ended June 30, 2023 was $3,546,000, primarily due to proceeds received from the sale of land of $8,336,000, offset by additions to land, buildings, and equipment of $4,592,000.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2024 was $697,000, primarily due to cash dividends paid to shareholders and payments for taxes of equity awards. The Company declared a cash dividend of $0.07 per share payable during the three months ended June 30, 2024.

Net cash used in financing activities for the six months ended June 30, 2023 was $786,000, primarily due to cash dividends paid to shareholders and payments for taxes of equity awards. The Company declared a cash dividend of $0.07 per share payable during the three months ended June 30, 2023.

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

These accounting estimates are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Management made no changes to the Company’s critical accounting estimates during the quarter ended June 30, 2024. In applying its critical accounting estimates, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended June 30, 2024.

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

Estimate of the allowance for doubtful accounts - Property Tax Increment Financing "TIF" Receivable

As of June 30, 2024, the Company recorded a TIF receivable on its Consolidated Balance Sheet of approximately $14,721,000, which represents $11,717,000 of principal and $3,004,000 of interest. The TIF receivable requires significant management estimates and judgement pertaining to whether an allowance for doubtful accounts is necessary. The TIF receivable was generated in connection with the Contract for Private Redevelopment, in which the City of Shakopee has agreed that a portion of the future tax increment revenue generated from the developed property around the Racetrack will be paid to the Company to reimburse it for expenses in constructing public infrastructure improvements.

The Company typically performs an annual collectability analysis of the TIF receivable in the fourth quarter of each year, or more frequently if indicators of potential uncollectability exist. The Company utilizes the assistance of a third party to assist with the projected tax increments. The quantitative analysis includes assumptions based on the market values of the completed development projects within Canterbury Commons, which derives the future projected tax increment revenue. The Company uses the analysis to determine if the future tax increment revenue will exceed the Company's development costs on infrastructure improvements. As a result of our analysis for the year ended December 31, 2023, management believes the TIF receivable will be fully collectible and no allowance related to this receivable is necessary. There were no indicators of potential uncollectability for the three months ended June 30, 2024.

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

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable:

Item 3.      Defaults upon Senior Securities

Not Applicable.

Item 4.      Mine Safety Disclosures

Not Applicable.

Item 5.      Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.      Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1	Press Release dated August 9, 2024 announcing 2024 Second Quarter Results.

101

The following financial information from Canterbury Park Holding Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, formatted in Inline eXtensible Business Reporting Language XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2024 and June 30, 2023, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2024 and June 30, 2023, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and June 30, 2023, and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: August 9, 2024	/s/ Randall D. Sampson
Randall D. Sampson
President and Chief Executive Officer (principal executive officer)

Dated: August 9, 2024	/s/ Randy J. Dehmer
Randy J. Dehmer
Chief Financial Officer (principal financial officer, principal accounting officer)