Form 10-K
period 2024-12-31
Canterbury Park Holding Corp
filed 2025-03-11
CIK 1672909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of common stock held by non-affiliates based on the price at which the Company’s common stock was last sold on the Nasdaq Global Market, on June 30, 2024, the end of the registrant’s most recently completed second fiscal quarter, was $83,569,581. On March 10, 2025, the Company had 5,039,155 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders, which will be filed within 120 days of the Company's fiscal year end of December 31, 2024, are incorporated by reference into Part III of this Form 10-K.

CANTERBURY PARK HOLDING CORPORATION

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED December 31, 2024

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

Overview

Canterbury Park Holding Corporation (the “Company,” “we,” “our,” or “us”) is the holding company for and parent company of two subsidiaries, Canterbury Park Entertainment LLC (“Canterbury Entertainment”) and Canterbury Development LLC (“Canterbury Development”) and an indirect subsidiary Canterbury Park Concessions, Inc. which is wholly-owned by Canterbury Entertainment. As used herein, the term “Company” or “we” includes Canterbury Park Holding Corporation and its subsidiaries unless the context indicates otherwise.

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

Canterbury Park Entertainment

Through Canterbury Entertainment, we host pari-mutuel wagering on thoroughbred and quarter horse races and “unbanked” card games at our Canterbury Park Racetrack and Casino facility (the “Racetrack”) in Shakopee, Minnesota, which is approximately 20 miles southwest of downtown Minneapolis. The Racetrack is the only facility in the State of Minnesota that offers live pari-mutuel thoroughbred and quarter horse racing. Our pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack and year-round wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”). Unbanked card games, in which patrons compete against each other instead of the house, are also hosted in the Casino at the Racetrack. The Casino has historically operated 24 hours a day, seven days a week and has offered both poker and table games at up to 80 tables as allowed by Minnesota statute. We also derive revenues from related services and activities, such as food and beverage, parking, advertising signage, publication sales, and catering and events held at the Racetrack. The ownership and operation of the Racetrack and the Casino are significantly regulated by the Minnesota Racing Commission (“MRC”). Canterbury Entertainment is the direct owner of all land, facilities, and substantially all other assets related to our pari-mutuel wagering, Casino, concessions, and other related businesses (“Racetrack Operations”), and is subject to direct regulation by the MRC. Canterbury Development is the direct owner of all land used in the real estate development operations. We own approximately 260 acres of land as of December 31, 2024, in Shakopee, Minnesota where the Racetrack is located.

Traditionally, our revenues have been principally derived from three activities: Casino operations, pari-mutuel operations, and food and beverage operations. For the year ended December 31, 2024, revenues from Casino operations represented 63.0% of total net revenues, wagering on horse races represented 13.4% of total net revenues, and food and beverage revenue represented 12.9% of total net revenues. These components of revenue are described in more detail below. In addition, other revenues, which are principally derived from the three activities noted above, represented 10.7% of total net revenues for the year ended December 31, 2024.

Horse Racing Operations

The Company’s horse racing operations consist of year-round simulcasting of horse races from around the U.S. and internationally and wagering on live thoroughbred and quarter horse races (“live meets”) held on a seasonal basis beginning in May and generally concluding in September each year. At the Racetrack, various aspects of our operations are subject to approval by the MRC and the organization that represents a majority of the owners and trainers of the horses who race at the Racetrack, which is the Minnesota Horsemen’s Benevolent and Protective Association (“MNHBPA”).

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

While the Minnesota Racing Act regulates that a minimum of 8.4% of the live racing handle be paid as purses to the owners of the horses, purse contributions are governed by an agreement that we negotiate annually with the MNHBPA and the Minnesota Quarter Horse Racing Association (“MQHRA”).

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

Live Racing

For the years ended December 31, 2024 and 2023, the Racetrack hosted 54 and 53 days of live racing, respectively, beginning in May and concluding in September. In 2024, the Company had one day of live racing shortened due to inclement weather. In 2023, the Company had one day of live racing cancelled and two other days shortened due to inclement weather.

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

Under federal and state law, in order to conduct simulcast operations either as a host or guest track, the Company must obtain the consent of the MRC and the MNHBPA as the organization that represents a majority of the owners and trainers of the horses who race at the Racetrack. As these consents are obtained annually, no assurance can be given that the MRC and the MNHBPA will allow the Company to conduct simulcast operations either as a host or guest track in future years. If either the MRC or the MNHBPA do not consent, the Company’s operations could be adversely affected by a decrease in pari-mutuel revenue, lower attendance, and lower overall handle.

Casino Operations

The Casino may offer gaming 24 hours per day, seven days per week, and offers two forms of unbanked card games: poker and table games.

Poker games, including Texas Hold ‘Em, Stud, and Omaha, with betting limits per hand ranging between $2 and $100, are currently offered in our Casino. A dealer employed by the Company regulates the play of the game at each table and deals the cards but does not participate in play. In poker games, the Company is allowed to deduct a percentage from the accumulated wagers and impose other charges for hosting the activity but does not have an interest in the outcome of a game. The Company may add additional prizes, awards, or money to any game for promotional purposes. The primary source of poker revenue the Company collects is a “rake” of 5-10%, depending on the limit of the game, of the poker pot up to a maximum of $5 per hand. In addition, poker games offer progressive jackpots for most games. In order to fund the poker progressive jackpot pools, the dealer withholds up to $2 from each pot in excess of $15.

Table games, including Blackjack, Mississippi Stud, Fortune Pai Gow, Three Card Poker, Four Card Poker, Ultimate Texas Hold ‘Em, EZ Baccarat, Criss Cross Poker, Free Bet Blackjack, DJ Wild, Double Down Madness Blackjack, and I Luv Suits, with betting limits ranging between $1 and $300, are currently offered in our Casino. The Company has the option to offer banked games under the Minnesota law governing Casino operations but currently only offers “unbanked” games. “Unbanked” refers to a wagering system or game where wagers lost in card games are accumulated into a player pool liability for purposes of enhancing the total amount paid back to winning players. The Company can only serve as custodian of the player pool, may not have an active interest in any card game, and does not recognize amounts that dealers “win” or “lose” during the course of play as revenue. The primary source of table games revenue is a percentage of the buy in received from the players, aggregated up to 20% per day, as defined by the MRC regulations, as compensation for providing the Casino facility and services, referred to as “collection revenue.” In addition, several table games offer a progressive jackpot. The player has the option of playing the jackpot with the opportunity to win some or the entire jackpot amount, depending upon the player’s hand.

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

Food and Beverage Operations

We derive revenue from our food and beverage operations through sales at concession stands, restaurant and buffet, bars, and other food venues. The Company currently offers two, year-round café style restaurants and full service bars within the Casino and simulcast area. The Casino offers tableside menu service generally 24 hours a day. Our Triple Crown Club offers lounge services along with a buffet restaurant. During live racing, a wide variety of concession-style food and beverage options are available to our guests.

The food and beverage operations also include our catering and events operations. We have one of the largest event spaces in the Twin Cities with more than 100,000 square feet of available space. Our facilities provide a variety of purposes for year-round events and other activities. Our event space has been used for craft shows, trade shows, pool and poker tournaments, automobile and other utility vehicle shows, major art shows, and fundraisers. Our outdoor spaces have been used for concerts, snowmobile races, a rodeo, and other competitions. The infield of the Racetrack has also been used as a concert and event area. In addition to event space, we have offered space in our horse stable area for rent for boat storage during the winter months and recreational vehicle storage during the summer months.

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

In 2024, Canterbury Development continued to pursue various development opportunities for the underutilized land in a project known as Canterbury Commons™. Canterbury Development continues to pursue various mixed use development opportunities, such as residential development, office, restaurants, hotel, entertainment, and retail operations. As of December 31, 2024, Canterbury Development has contributed approximately 40 acres of land to four, separate joint ventures described below.

In addition, we have sold several parcels of land, totaling approximately 50 acres, to third parties that have and will develop the property as described below. Although we will have no continuing ownership in these land sales, we believe the future developments of these properties will contribute to the overall vitality of Canterbury Commons and drive visitation and spend to Canterbury Park.

The following is a summary of our real estate development projects within Canterbury Commons as of December 31, 2024:

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

● On June 16, 2020, Canterbury Development, entered into an operating agreement with an affiliate of Greystone Construction (“Greystone”), as the two members of a Minnesota limited liability company named Canterbury DBSV Development, LLC (“Canterbury DBSV”). Canterbury DBSV was formed as part of a joint venture between Greystone and Canterbury Development for a multi-use development on the 13-acre land parcel located on the southwest portion of the Company’s Racetrack. Canterbury Development’s equity contribution to Canterbury DBSV was approximately 13 acres of land, which were contributed to Canterbury DBSV on July 1, 2020. In connection with its contribution, Canterbury Development became a 61.87% equity member in Canterbury DBSV.

○ During the fourth quarter of 2020, Canterbury DBSV transferred approximately 1.5 acres of land as an equity contribution into another joint venture, called GS Moving Up, LLC, a Minnesota limited liability company. In connection with its contribution, Canterbury DBSV became a 45.87% equity member in GS Moving Up, LLC. The land was used for the development of a new 28,000 square foot office building, with Greystone occupying the second floor as its corporate headquarters. The project was completed in the 2021 third quarter.

○ During the first quarter of 2022, Canterbury DBSV transferred approximately 3.5 acres of land as an equity contribution into another joint venture, called Omry Canterbury, LLC, a Minnesota limited liability company. In connection with its contribution, Canterbury DBSV became a 16.2% equity member in Omry Canterbury, LLC. The land was used for the development of a 147-unit senior living community with initial occupancy beginning during the fourth quarter of 2023.

○ During the fourth quarter of 2022, Canterbury DBSV transferred approximtely1.5 acres of land as an equity contribution into another joint venture, called SW Gateway, LLC, a Minnesota limited liability company. In connection with its contribution, Canterbury DBSV became a 45.9% equity member in SW Gateway, LLC. The land was used for the development of a new 11,000 square foot building that is occupied by a local restaurant and brewery, both of which began operations in July 2023.

○ During the fourth quarter of 2022, Canterbury DBSV sold approximately 1.7 acres of land to A&M Kerber Holdings, LLC for total consideration of approximately $925,000 for the construction of a Next Steps Learning Center and child care facility, which began operations during the fourth quarter of 2023.

○ During the first quarter of 2024, Canterbury DBSV transferred approximately 1.6 acres of land as an equity contribution into another joint venture, called Starting Gate, LLC, a Minnesota limited liability company. In connection with its contribution, Canterbury DBSV became a 47.77% equity member in Starting Gate, LLC. The land was used for the development of a new, 10,000 square foot commercial building that is occupied by a local pizza restaurant, BBQ restaurant, and fitness center, all of which are in operation as of February 2025.

○ During the third quarter of 2024, Canterbury DBSV transferred approximately1.5 acres of land as an equity contribution into another joint venture, called High Stakes, LLC, a Minnesota limited liability company. In connection with its contribution, Canterbury DBSV became a 31.22% equity member in High Stakes, LLC. The land is being used for the development of a new, 28,000 square foot office building, which is expected to begin operations in July 2025.

● On September 20, 2023, Canterbury Development, entered into an Operating Agreement with Trackside Hospitality, LLC as the two members of a Minnesota limited liability company named Trackside Investments, LLC ("Trackside Investments"). Trackside Investments was formed as a joint venture for the development of an approximately 16,000 square foot restaurant and entertainment venue. Canterbury Development's equity contribution to Trackside Investments was approximately 3.5 acres of land, which were contributed to Trackside Investments on August 20, 2024. In connection with its contribution, Canterbury Development became a 50% equity member in Trackside Investments. In addition, Canterbury Development is guaranteed an annual 6% preferred return on the balance of Canterbury Development's undistributed base capital.

● In April 2020, Canterbury Development entered into two agreements to sell approximately 14 acres of land on the west side of the Racetrack to Pulte Homes of Minnesota (“Pulte”) and Lifestyle Communities for total consideration of approximately $3,500,000. Closing of the Lifestyle Communities and the first phase of the Pulte transactions occurred in April 2021, totaling approximately 9.8 acres. The closing of phase two of the Pulte transaction and the sale of the remaining 4.2 acres occurred in June 2022.

○ Development approvals by Pulte on 109 new for sale row homes and townhome residences at Canterbury Commons was completed in late 2020. The project received its approvals from the City of Shakopee in a joint planned urban development application with Lifestyle Communities, which is located adjacent to the townhome project. Ground improvements and utility work commenced in early 2021 for both projects. Pulte has initiated ground up construction of a number of townhome buildings and its first model units were completed in the first quarter of 2022 with approximately 84 townhomes occupied as of December 31, 2024 . Lifestyle Communities will be a 44-unit age restricted active senior cooperative community. The building is programmed with over 5,000 square feet of amenity spaces and outdoor spaces.

● In September 2021, the Company entered into a purchase agreement to sell approximately 37 acres of land on the northeast corner of the Racetrack to Minneapolis-based Swervo Development Corporation (“Swervo”). Swervo intends to construct a state-of-the-art amphitheater as part of the Canterbury Commons development. The closing of the land sale took place in April 2023 for approximately $8,800,000 in total consideration. In late 2023, Swervo broke ground and construction is underway on the amphitheater. In connection with the land sale and amphitheater development, Canterbury received approval for a three-phase barn relocation and redevelopment plan which is expected to be completed in 2025. We believe this $15 million barn area redevelopment project will continue the Company’s ongoing commitment to provide quality horse racing in the State of Minnesota as well as allow for future development of Canterbury’s underutilized land.

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

See footnote 11 of the consolidated financial statements for more detailed information on recent transactions and development activity.

Competition

The Company operates in a highly competitive wagering and gaming environment with a large number of participants. The Company competes with competitive wagering operations and activities that include tribal casinos, state-sponsored lotteries, and other forms of legalized gaming in the U.S. and other jurisdictions. The Company competes with a number of tribal casinos in the State of Minnesota that offer video slot machines, table games, and both banked and unbanked card games, including Minnesota’s largest casino, Mystic Lake, which is located approximately four miles from the Racetrack and which is owned by the Shakopee Mdewakanton Sioux Community ("SMSC").

The Company faces direct competition from Running Aces Harness Park (“Running Aces”) in Columbus Township, Anoka County, Minnesota, a racetrack and card room that is located approximately 40 miles from Canterbury Park. Running Aces offers pari-mutuel wagering on live races of standardbred (“harness”) horses on a seasonal basis and year-round wagering on simulcasting of all breeds of horse races. In addition to pari-mutuel wagering, Running Aces operates a card room that directly competes with the Company’s Casino.

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

Canterbury Development and its joint ventures face competition from developers of other residential, mixed use, office, retail, hotel, and entertainment spaces around Shakopee, Minnesota and elsewhere in Minnesota. These other developers may be larger and have more resources than Canterbury Development or than Canterbury Development and its developer partners on a combined basis. The leasing of real estate is highly competitive. The principal competitive factors are rent, location, lease term, lease concessions, services provided, and the nature and condition of the property to be leased. The Canterbury Development joint ventures will directly compete with all owners, developers, and operators of similar space in the areas in which our properties are located. The number of competitive multifamily properties in our particular market could adversely affect lease rates at residential properties in Canterbury Commons, as well as the rents able to be charged. In addition, other forms of residential properties, including single family housing and town homes, provide housing alternatives to potential residents of luxury apartment communities like our Triple Crown Residences at Canterbury Park. Likewise, the competition for high-quality tenants for retail, office, and other spaces is intense. In order to be successful, our real estate joint ventures must have high lease rates, competitive rental rates, and maintain high occupancy rates with a financially stable tenant base.

We may again in the future seek developers or other partners for joint venture arrangements or opportunities for Canterbury Development to develop our properties. We will be competing with other property owners, both around Shakopee and elsewhere, for high-quality builders, commercial and residential real estate firms, and developers that share our vision for Canterbury Commons. We have in the past and may agree in the future to sell parcels of land to third parties that will then develop the properties and in that case, we will also be in competition with other sellers of properties for purchasers. Although we will have no continuing ownership in these land sales, we believe that the ability to effectively compete for tenants will be a factor in the purchasers’ selection of our property over other competing properties for their developments.

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

A federal statute, the Interstate Horse Racing Act of 1978, also requires that a racetrack must obtain the consent of the group representing the horsepersons (owners and trainers) racing the breed of horses that race a majority of the time at the racetrack (which is the MNHBPA), and the consent of the state agency regulating the racetrack (in Minnesota, the MRC), in order to transmit simulcast signals of its live races or to receive and use simulcast signals from other racetracks.

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

In addition, the law requires that the Company reimburse the MRC for actual costs, including stewards, state veterinarians and drug testing, related to the regulating of live racing. For fiscal years ended December 31, 2024 and 2023, the Company paid $555,000 and $497,000, respectively, to the MRC as reimbursement for costs of regulating live racing operations.

The MRC is also authorized by the Racing Act to regulate Casino operations. The law requires that the Company reimburse the MRC for its actual costs, including personnel costs, of regulating the Casino. For fiscal years ended December 31, 2024 and 2023, the Company paid $356,000 and $297,000, respectively, to the MRC as reimbursement for costs of regulating Casino operations.

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

Advanced Deposit Wagering Legislation

Minnesota ADW legislation that became effective November 1, 2016 requires ADW providers to be licensed by the MRC and established licensing criteria and regulatory oversight of ADW providers doing business in the State of Minnesota. The law allows licensed racetracks to negotiate separate agreements with the ADW providers to remit source market fees to those racetracks. The ADW source market revenue to the Company totaled approximately $1,288,000 and $1,331,000 for the fiscal years ended December 31, 2024 and 2023, respectively. As part of the agreement, 50% of source market fees is allocated to purse accounts and the MBF.

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

Human Capital and Team Members

Talent Management

At December 31, 2024, the Company had 226 full-time team members and 525 part-time team members. The Company adds approximately 350 team members on a seasonal basis for live racing operations from early May until early September. We have seen and continue to see industry-wide labor shortages causing challenges in hiring or re-hiring for certain positions. In response, we have enhanced our recruitment and retention efforts and increased compensation where needed to maintain competitiveness in this difficult market.

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

Our success depends in large part upon our ability to attract, retain, train, lead, and motivate skilled team members. To facilitate the recruitment, development, and retention of our valuable team members, we strive to make Canterbury Park a diverse, inclusive, and safe workplace, with opportunities for our team to grow and develop. The Company offers training and development opportunities for team members to enhance leadership and communication skills. The Company also has created various internal committees, including a specific rewards and recognition committee to support our team member recognition programs. To help retain talent, we measure team member engagement, including conducting regular engagement surveys to all team members. The most recent survey was conducted in 2024 and reflected an engagement level among our team members that exceeded the average engagement levels of benchmarked companies.

Health and Safety

During 2024, we continued to focus significant attention to enhancing health and safety protocols. In addition, our employee guidelines and policies are founded on our cornerstones of safety, service, courtesy, cleanliness, and integrity. We are committed to equal opportunity employment and prohibit harassment or discrimination of any kind. We have adopted an open door policy to encourage an honest employer-associate relationship which includes a confidential hotline available to all employees.

Executive Officers

The executive officers of the Company, their ages and their positions with the Company at March 11, 2025 are as follows:

Name	Age	Position with Company
Randall D. Sampson	66	President, CEO, and Chairman of the Board

Randy J. Dehmer	42	Senior Vice President of Finance and CFO

Randall D. Sampson has been President and Chief Executive Officer since the formation of the Company in March 1994. Mr. Sampson was also named Chairman of the Board on October 3, 2019. He has been active in horse industry associations, currently serving as Director of the Thoroughbred Racetracks of America and is a past Vice President of the Thoroughbred Racetracks of America and past President of the Minnesota Thoroughbred Association. Mr. Sampson also served as a director of Pineapple Energy Inc. (Nasdaq:PEGY), a growing domestic operator and consolidator of residential solar, battery storage, and grid service solutions based in Minnetonka, Minnesota, until 2024.

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

Our growth strategy may place significant demands on our financial, operational and management resources. We may not successfully execute on our growth strategy because of legislative, regulatory, financial, or other hurdles that we fail to overcome in a timely fashion, or lack of appropriate resources. Additionally, we may compete with other companies for attractive strategic opportunities. The process of identifying and exploring strategic transactions and initiatives is time consuming and may result in a diversion of management’s time and attention away from existing business activities. Additionally, if we do not effectively communicate our growth strategy to our investors and stakeholders, we may not realize the full benefits that we would otherwise gain through successful execution of that strategy.

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

Our business is sensitive to downturns in the economy and the associated impact on discretionary spending on entertainment, gaming, and other leisure activities. Our in-person visitors are predominately local, so we compete for more day-to-day discretionary spending as compared with destination spending. Decreases in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions or the economic conditions in the Twin Cities or Minnesota specifically, effects of declines in consumer confidence in the economy, any future employment and credit crisis, the impact of high and prolonged inflation, particularly with respect to housing, energy and food costs, the increased cost of travel, decreased disposable consumer income and wealth, fears of war and future acts of terrorism, or widespread illnesses or epidemics can have a material adverse effect on discretionary spending and other areas of economic behavior that directly impact the gaming and entertainment industries in general and could further reduce customer demand in our Casino, Racetrack and food and beverage segments, which may negatively impact our revenues and operating cash flow.

We have experienced a decrease in revenue and profitability from live racing.

Following the expiration of the Cooperative Marketing Agreement ("CMA") on December 31, 2022, we did not receive any purse enhancement, marketing payments, or other amounts under the CMA.  In 2022, the SMSC paid an annual purse enhancement of $7,280,000 and an annual marketing payment of $1,620,000. The purse enhancement payments were paid directly to the MNHBPA to support purse sizes and accordingly, such payments had no direct impact on the Company’s consolidated financial statements or operations. The marketing payments under the CMA offset the Company’s expense relating to certain marketing efforts, including signage, promotions, player benefits, and events.

Accordingly, due to the lack of an annual purse enhancement, the purses and the number of races we were able to offer in the 2024 and 2023 live racing seasons were smaller than they have been in the past. These factors resulted in a decrease in wagering on live races (particularly out-of-state handle), which ultimately resulted in a decrease in revenue from live racing in 2024 and 2023 as compared to 2022.

We enter into an agreement with the horsepersons each year for the following year’s live racing season. For the 2024 live racing season, we agreed with the MNHBPA and MQHRA to a 54-day racing season and have agreed to contribute an additional share of our Casino revenue to the statutorily required purse amounts to guarantee purses for overnight races at $23,000 per race. The parties recognized there was likely to be a significant financial cost to the Company in establishing a 2024 thoroughbred purse structure intended to average $23,000 per conducted overnight race and that to maintain that average purse structure, the Company made an overpayment that may be repaid to the Company by the MNHBPA through reimbursement in subsequent racing years. This overpayment of purses by the Company was intended to create a short-term bridge until additional purse supplements can be obtained from other sources. At the conclusion of the 2024 live race meet, the Company recorded a receivable related to the overpayment of 2024 purses in the amount of $1,597,463, which is presented on the Company's balance sheet as of December 31, 2024. In the event that additional purse revenue is secured within the five years following the 2025 live race meet through additional forms of gaming at the Company, new revenue streams, or legislative action, the Company will be eligible for reimbursement of the actual 2024 overpayment amount from those purse supplements. Management believes it is likely that additional purse supplements will ultimately be obtained when considering both the length of time to secure such funds (five years following the 2025 live race meet) and the fact that legislation has been introduced in both chambers of the Minnesota legislature that would provide those supplements through revenues from taxes paid by sports wagering licenses. Accordingly, management believes no allowance related to this receivable is necessary at December 31, 2024. In addition, the Company agreed to allocate approximately $400,000 to be used as recruiting and participation incentives to attract thoroughbred trainers, owners, and stables for the 2024 live meet in an effort to generate additional pari-mutuel handle through improved field size. For the year ended 2024, the Company recognized expenses of $418,000 related to these incentives.

Additionally, for the 2025 live racing season, we agreed with the MNHBPA and MQHRA to a 51-day racing season and have agreed to contribute an additional $500,000 above the statutorily required purse amounts to guarantee purses. In the event that additional purse revenues are secured throughout the duration of the 2025 live race agreement, the Company has agreed to provide additional purse monies of up to $1,500,000, to a total of $2,000,000 in potential overpayment of purses to support the 2025 live race meet. The parties recognize there is likely to be a significant financial cost to the Company in establishing this 2025 thoroughbred purse structure and that to maintain that average purse structure, the Company will be making an overpayment that may be repaid to the Company by the MNHBPA through reimbursement in subsequent racing years. This anticipated overpayment of purses by the Company is intended to create a short-term bridge until additional purse supplements can be obtained from other sources. In the event that additional purse revenue is secured within the five years following the 2025 live race meet through additional forms of gaming at the Company, new revenue streams, or legislative action, the Company will be eligible for reimbursement of the actual 2025 overpayment amount from those purse supplements. However, there can be no assurance that our agreed-upon purse supplements will have the expected impact on the financial performance of live racing or that any improved financial performance of live racing will offset the amounts we contribute to purses. Further, there can be no assurance that we will receive any reimbursement of any 2025 overpayment amount.

Additionally, if, for any reason, we are unable to reach an annual agreement with the MNHBPA and the MQHRA for any future live racing season, our operations would be adversely affected by a decrease in the daily purses, potential reduction in the quality of horses, lower attendance, lower overall average handle, and substantially greater operating expenses.

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

We believe that patrons prefer to wager on races with a number of horses in the race (the “field”) at or above the national average. A failure to offer races with adequate fields generally results in less wagering on our horse races. Our ability to attract adequate fields depends on several factors, including our ability to offer and fund competitive purses and overall horse population available for racing. Various factors have led to declines in the horse population in Minnesota and other areas of the country, including competition from racetracks in other areas, increased costs, changing economic returns for owners and breeders, and the spread of various debilitating and contagious equine diseases. If our racetrack is faced with a sustained outbreak of a contagious equine disease, it could have a material impact on our profitability.

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

We also compete with tribal-owned casinos. These tribal facilities have the advantage of being exempt from some state and federal taxes and state regulation of indoor smoking, and have the ability to offer a wider variety of gaming products.

The Company competes with racetracks located throughout the United States in securing horses to run at the Racetrack. Attracting owners and trainers that can bring high-quality horses to our Racetrack is largely dependent on our ability to offer competitive purses. The Company experiences significant competition for horses from racetracks located near Des Moines, Iowa and Chicago, Illinois. We expect this competition to continue for the foreseeable future.

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

There has been a general decline in the number of people wagering on live horse races at North American racetracks, either in person or via simulcasting, due to a number of factors, including increased competition from other wagering and entertainment alternatives as discussed above. Declining interest in horse racing has had a negative impact on revenues and profitability in our horse racing business. A general decline in interest in horse racing and pari-mutuel wagering could have a material adverse impact on our business, financial condition, and results of operations in future years.

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

Since horse racing is conducted outdoors, unfavorable weather conditions, including extremely high and low temperatures, high winds, storms, tornadoes, and smoke, could cause events to be postponed or canceled or attendance to be lower, resulting in reduced wagering. For example, in 2024, the Company had one day of live racing shortened due to inclement weather. Our operations, as well as the racetracks from which we receive simulcast signals, are subject to reduced patronage, disruptions, or complete cessation of operations due to weather conditions, natural disasters, and other casualties. While the Company maintains insurance for inclement weather conditions, if a prolonged business interruption were to occur due to inclement weather and continue for a significant length of time at our racetrack, it could have a material adverse impact on our business, financial condition, and results of operations.

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

In August 2020, Doran exercised its option for Phase II of the project to include an additional 300 residential units, and Canterbury Development entered into a second joint venture agreement with Doran. Pursuant to this second agreement, in early August 2020, the Company transferred approximately 10 acres of land to the second joint venture with Doran, resulting in receiving 27.4% ownership in the Doran II joint venture. Canterbury Development will rely on Doran for the successful leasing and operation of the Triple Crown Residences. If Doran's ability to successfully lease and operate this project is impaired, it could have a material adverse effect on our business, prospects, financial condition, or results of operations.

We rely on the efforts of our partner Greystone Construction for a development project.

On June 16, 2020, Canterbury Development entered into an operating agreement with an affiliate of Greystone Construction ("Greystone"), as the two members of a Minnesota limited liability company named Canterbury DBSV Development, LLC (Canterbury DBSV). Canterbury DBSV was formed as part of a joint venture between Greystone and Canterbury Development LLC for a multi-use development on the 13-acre land parcel located on the southwest portion of the Company’s racetrack. Canterbury Development’s equity contribution to Canterbury DBSV was approximately 13 acres of land, which were contributed to Canterbury DBSV on July 1, 2020. In connection with its contribution, Canterbury Development became a 61.87% equity member in Canterbury DBSV. The Company will rely on the efforts of our partner Greystone Construction for the success of this new development project. If Greystone Construction’s ability to successfully develop this project is impaired, it could have a material adverse effect on our business, prospects, financial condition, or results of operations.

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

Inflation has the potential to adversely affect our business, results of operations, financial position and liquidity by increasing our overall cost structure. The existence of inflation in the economy has the potential to result in higher interest rates and capital costs, supply shortages, increased costs of labor and other similar effects. As a result of inflation, we have experienced and may continue to experience increases in the costs of food and beverage supplies, labor, materials, energy, fuel, and other inputs. Although we may take measures to mitigate the impact of this inflation through pricing actions and efficiency gains, if these measures are not effective our business, results of operations, financial position, and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred. Additionally, the pricing actions we take could result in a decrease in market share.

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

Underutilized Land

In 2024, the Company transferred approximately 3.5 acres of land to the Trackside Investments joint venture. In 2023, the Company sold approximately 37 acres of land to the north of the racetrack for the development of a state-of-the-art amphitheater. As of December 31, 2024, the Company has approximately 35 acres of land remaining that are owned or controlled by the Company that are not currently used for its business operations, and could be developed or sold, in whole or in part. See discussion above titled “Development Operations” and footnote 11 to the consolidated financial statements for more information.

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

HOLDERS

At March 6, 2025, the Company had 556 shareholders of record of its common stock.

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

In 2024, Canterbury Development continued to pursue various development opportunities that began in 2015 for its underutilized land in a project known as Canterbury Commons. These development opportunities have included contributions of land to joint ventures, four as of the end of December 2024, and sales of parcels of land to third parties that will then develop the property. Our long-term strategic direction is to continue to enhance our Racetrack as a unique gaming and entertainment destination and develop the approximately 35 acres of underutilized land not needed for our Racetrack Operations.

The following summarizes our financial performance for the last five years (in 000’s):

Financial Performance Summary	2024	2023	2022	2021		2020
Net Revenues	$61,562	$61,437	$66,824	$60,400		$33,140
Operating Expenses	56,862	56,426	55,943	42,882	(1)	34,882
Gain on Transfer/Sale of Land	1,732	6,490	12	264		2,368
Income (Loss) Before Income Taxes	3,037	14,980	10,235	15,798		(189)
Income Tax (Expense) Benefit	(924)	(4,417)	(2,722)	(3,999)		1,251
Net Income	2,113	10,563	7,513	11,798		1,062

1	During fiscal year 2021, the Company reduced operating expenses $6,314,000 by recording an employee retention credit, a refundable tax credit.

OPERATIONS REVIEW

YEAR ENDED December 31, 2024 COMPARED TO YEAR ENDED December 31, 2023

EBITDA represents earnings before interest income, net, income tax expense, depreciation, and amortization. EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance or cash flows from operating activities as a measure of liquidity. We present EBITDA as a supplemental disclosure for our Racetrack Operations because it is a widely used measure of performance of and basis for valuation of companies in the gaming industry. Other companies that provide EBITDA information may calculate EBITDA differently than we do. We also present Adjusted EBITDA, a non-GAAP measure, as a supplemental disclosure because we believe it enables investors to understand and assess our core operating results excluding the effect of unusual or non-recurring items, as well as items relating to our real estate development operations, allowing greater transparency related to a significant measure used by management in its financial and operational decision-making. Adjusted EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business and provides a perspective on the current effects of operating decisions For the year ended December 31, 2024, Adjusted EBITDA excluded from EBITDA stock-based compensation (which includes the Company's 401(k) match in Company stock contribution), the gain on transfer of land, loss on disposal of assets, and depreciation and amortization and interest related to equity investments. For the year ended December 31, 2023, Adjusted EBITDA excluded from EBITDA stock-based compensation (which includes the Company's 401(k) match in stock contribution), the gain on sale of land, loss on disposal of assets, insurance proceeds received by the Company's equity investment and depreciation, and amortization and interest related to equity investments.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and Adjusted EBITDA (defined above), which are non-GAAP measures, for the years ended:

SUMMARY OF EBITDA DATA

	Year Ended December 31,
	2024	2023
NET INCOME	$2,112,842	$10,563,249
Interest income, net	(2,071,511)	(1,978,122)
Income tax expense	923,885	4,417,000
Depreciation and amortization	3,620,899	3,145,372
EBITDA	4,586,115	16,147,499
Stock-based compensation	1,447,009	1,378,373
Loss on disposal of assets	49,214	157,160
Gain on transfer/sale of land	(1,732,353)	(6,489,976)
Gain on insurance proceeds related to equity investments	—	(4,227,701)
Depreciation and amortization related to equity investments	3,086,695	1,753,256
Interest expense related to equity investments	2,796,932	1,727,192
ADJUSTED EBITDA	$10,233,612	$10,445,803

Adjusted EBITDA decreased $212,000, or 2.0%, for 2024 compared to 2023. For 2024, Adjusted EBITDA as a percentage of net revenue was 16.6%. For 2023, Adjusted EBITDA as a percentage of net revenue was 17.0%.

REVENUES

Total net revenues for 2024 were $61,562,000, an increase of $125,000, or 0.2%, compared to total net revenues of $61,437,000 for 2023. For 2024 as compared to 2023, total pari-mutuel revenue decreased 0.3%, Casino revenue decreased 2.5%, food and beverage revenue increased 1.8%, and other revenue increased 18.3%. See below for a further discussion of our sources of revenues for each of our pari-mutuel, Casino, food and beverage, and other revenues.

CASINO REVENUES

	Year Ended December 31,
	2024	2023
Poker Games Collection	$7,581,000	$7,477,000
Other Poker Revenue	3,191,000	3,016,000
Total Poker Revenue	10,772,000	10,493,000

Table Games Collection	24,768,000	26,970,000
Other Table Games Revenue	3,235,000	2,318,000
Total Table Games Revenue	28,003,000	29,288,000

Total Casino Revenue	$38,775,000	$39,781,000

The primary source of Casino revenue is a percentage of the wagers received from the players as compensation for providing the Casino facility and services, referred to as “collection revenue.” Other revenue presented above includes fees collected for the administration of tournaments and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds. Casino revenue represented 63.0% and 64.8% of the Company’s net revenues for the years ended December 31, 2024 and 2023, respectively.

Total Casino revenue decreased $1,006,000, or 2.5%, in 2024 compared to 2023.The decrease can be primarily attributed to both a decrease in drop and a lower average collection revenue rate in table games, somewhat offset by an increase in our other table games revenue related to our progressive jackpot administration revenue.

PARI-MUTUEL REVENUES

	Year Ended December 31,
	2024	2023
Simulcast	$3,595,000	$3,717,000
Live racing	1,557,000	1,526,000
Guest fees	1,702,000	1,582,000
Other revenue	1,372,000	1,429,000
Total Pari-Mutuel Revenue	$8,226,000	$8,254,000

Racing Days
Simulcast only racing days	311	311
Live and simulcast racing days	54	53
Total Number of Racing Days	365	364

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

Total 2024 pari-mutuel revenue decreased $28,000, or 0.3%, compared to 2023. The slight decrease in revenue in 2024 compared to 2023 is primarily due to a decrease in simulcast handle, somewhat offset by increased guest fees from out-state-handle on our live racing product on a per day basis due to increased field size and one additional live race day.

FOOD AND BEVERAGE REVENUES

Food and beverage revenues increased $139,000, or 1.8%, to $7,968,000 for the year ended December 31, 2024 compared to 2023. The increase in food and beverage revenues is primarily due to increased catering operations related to hosting large scale special events as well as the one additional live race day year-over-year mentioned above.

OTHER REVENUES

Other revenues, consisting of admission revenues, corporate sponsorships, space rentals, and other miscellaneous activities, increased $1,020,000, or 18.3%, to $6,593,000 in 2024 compared to 2023. The increase is primarily due to admission revenue increases related to our first ever rodeo, our first comedy series, and our live racing events.

OPERATING EXPENSES

Total operating expenses increased $436,000, or 0.8%, to $56,862,000 in 2024, from $56,426,000 in 2023. An explanation of changes in specific categories of operating expense is set forth below. Total operating expenses as a percentage of net revenues increased to 92.4% in 2024 from 91.8% in 2023, which was a result of increased operating expenses for 2024 as compared to 2023.

Total purse expense increased $308,000, or 4.1%, in 2024 compared to 2023. The increase is primarily due to the expenses incurred as part of our recruiting and participation incentives paid in 2024 under our annual live race meet and purse fund contribution agreement dated December 21, 2023. See Note 9 for further details of the agreement. No recruiting and participation incentives are planned for the 2025 live race meet. The table below notes the various components of both purse expense and the Minnesota Breeders' Fund expense.

			Minnesota Breeders’
	Purse Expense		Fund Expense
	2024	2023	2024	2023
Casino	$4,668,000	$4,797,000	$519,000	$533,000
Simulcast Racing	1,335,000	1,435,000	428,000	442,000
Live Racing	1,905,000	1,368,000	81,000	79,000
Total	$7,908,000	$7,600,000	$1,028,000	$1,054,000

Salaries and benefits expense increased $651,000, or 2.6%, in 2024 compared to 2023. The increase is primarily due to an increase in our wage-rate structure for seasonal as well as year-round employees to attract and retain front-line workers.

Cost of food and beverage and other sales increased $133,000, or 4.3%, in 2024 compared to 2023. The increase is primarily due to the increased food and beverage revenues related to increased catering operations as noted above.

Depreciation and amortization increased $476,000, or 15.1%, in 2024 compared to 2023. The increase is primarily due to placing larger fixed assets into service towards the second half of 2023 as well as placing assets into service related to the first and second phases of our barn relocation and redevelopment plan in the second quarter of 2024.

Advertising and marketing costs decreased $719,000, or 34.8%, in 2024 compared to 2023. The decrease is primarily due to intentionally reducing overall spend in an effort to reduce costs.

Professional and contracted service expenses decreased $320,000, or 5.4%, in 2024 compared to 2023. The decrease is primarily due to higher costs in 2023 related to long-term strategic growth initiatives.

During 2024, the Company recorded a gain on transfer of land of $1,732,000 as result of transferring approximately 3.5 acres of land to the Trackside Investments joint venture.  See Note 11 for further details.

During 2023, the Company recorded a gain on sale of land of $6,490,000 as of result of the sale of approximately 37 acres of land to an affiliate of Swervo Development for approximately $8,800,000 in total consideration.

During 2024, the Company performed a review of any fixed assets that were no longer in service at December 31, 2024. As a result of this review, management determined to dispose of assets resulting in a loss on disposal of $56,000 during the fourth quarter of 2024. In addition to this write-off, the Company had multiple additional asset disposals for a gain of $7,000, resulting in a net loss on disposal of assets of $49,000 for the year ended December 31, 2024. During 2023, the Company performed a review of any fixed assets that were no longer in service at December 31, 2023. As a result of this review, management determined to dispose of assets resulting in a loss on disposal of $223,000 during the fourth quarter of 2023. In addition to this write-off, the Company had multiple additional asset disposals for a gain of $66,000, resulting in a net loss on disposal of assets of $157,000 for the year ended December 31, 2023.

OTHER INCOME (LOSS), NET

Other loss, net, for the year ended December 31, 2024 was $3,396,000, a decrease of $6,875,000, compared to an other income, net, of $3,479,000 for the year ended December 31, 2023. The decrease for 2024 is primarily due to our share of a gain recognized on insurance proceeds received on a claim by Doran Canterbury I during 2023. The Company's portion of the gain on insurance proceeds recognized by Doran Canterbury I was $4,228,000. The loss on equity investments for the year ended December 31, 2024 is primarily due to non-cash expenses from depreciation and amortization. This was slightly offset by increased interest income of approximately $93,000 year-over-year, due to the Company transferring available cash into certificates of deposit and money market funds as well as increasing balances related to both our member loans to Doran Canterbury I and Doran Canterbury II and our increase in TIF receivable.

INCOME TAXES

The Company recorded a provision for income taxes of $924,000 and $4,417,000 for 2024 and 2023, respectively. The decrease in our tax expense for 2024 compared to 2023 is due to a decrease in income before taxes from operations, primarily related to the 2023 gain on land sale mentioned above. Our effective tax rate was 30.4% and 29.5% for 2024 and 2023, respectively.

NET INCOME

The Company recorded net income of $2,113,000, or $0.42 per basic and diluted share for 2024. The Company recorded net income of $10,563,000, or $2.15 per basic and $2.13 per diluted share for 2023.

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

Estimate of the allowance for doubtful accounts - Property Tax Increment Financing “TIF” Receivable

As of December 31, 2024, the Company recorded a TIF receivable of approximately $18,898,000, which represents $15,551,000 of principal and $3,347,000 of interest. The TIF receivable requires significant management estimates and judgement pertaining to expected future tax revenue, the Company's development cost on infrastructure improvements, and whether an allowance for doubtful accounts is necessary. The TIF receivable was generated in connection with the Contract for Private Redevelopment, in which the City of Shakopee has agreed that a portion of the future tax increment revenue generated from the developed property around the Racetrack will be paid to the Company to reimburse it for expenses in constructing public infrastructure improvements.

The Company typically performs an annual collectability analysis of the TIF receivable in the fourth quarter of each year, or more frequently if indicators of the receivable to be potentially uncollectable exist. The Company utilizes a third-party to assist with the projected tax increment revenues. The quantitative analysis includes assumptions based on the market values of the completed development projects within Canterbury Commons, which derives the future projected tax increment revenue. The Company uses the analysis to determine if expected future tax increment revenue will exceed the Company's development costs on infrastructure improvements. As a result of our analysis for the year ended December 31, 2024, management believes the TIF receivable will be fully collectible and no allowance related to this receivable is necessary.

COMMITMENTS AND CONTINGENCIES

Effective December 21, 2021, the Company entered into a Contribution and Indemnity Agreement (“Indemnity Agreement”) with affiliates of Doran Companies (“Doran”) relating to debt financing by Doran Canterbury I, LLC as borrower, which is guaranteed by Doran affiliates. Under the Indemnity Agreement, the Company is obligated to reimburse and indemnify each loan guarantor for any amounts paid by such loan guarantor to the lender on debt financing by Doran Canterbury I, LLC, up to a maximum of $5,000,000. Effective October 27, 2022, the Indemnity Agreement was amended to increase the maximum indemnification by an additional $700,000. Effective December 12, 2023, the Indemnity Agreement was amended to increase the maximum indemnification by an additional $1,300,000. Effective December 18, 2024, the Indemnity Agreement was amended to increase the maximum indemnification by an additional $500,000, bringing the total to a maximum of $7,500,000.

Effective December 18, 2024, the Company entered into an Indemnity Agreement with affiliates of Doran relating to debt financing by Doran Canterbury II, LLC as borrower, which is guaranteed by Doran affiliates. Under the Indemnity Agreement, the Company is obligated to reimburse and indemnify each loan guarantor for any amounts paid by such loan guarantor to the lender on debt financing by Doran Canterbury II, LLC, up to a maximum of $1,000,000.

Effective December 21, 2023, the Company entered into its annual live race meet and purse fund contribution agreement with the Minnesota Horsemen’s Benevolent & Protective Association (“MNHBPA”) and the Minnesota Quarter Horse Racing Association (“MQHRA”) regarding the 2024 live race meet. In an effort to increase field size and improve the quality of racing for the 2024 season, the Company guaranteed purses for overnight races at $23,000 per race. The parties recognized there was likely to be a significant financial cost to the Company in establishing a 2024 thoroughbred purse structure intended to average $23,000 per conducted overnight race and that to maintain that average purse structure, the Company made an overpayment that may be repaid to the Company by the MNHBPA through reimbursement in subsequent racing years. This overpayment of purses by the Company was intended to create a short-term bridge until additional purse supplements can be obtained from other sources. At the conclusion of the 2024 live race meet, the Company recorded a receivable related to the overpayment of 2024 purses in the amount of $1,597,463, which is presented on the Company's balance sheet as of December 31, 2024. In the event that additional purse revenue is secured within the five years following the 2025 live race meet through additional forms of gaming at the Company, new revenue streams, or legislative action, the Company will be eligible for reimbursement of the actual 2024 overpayment amount from those purse supplements. Management believes it is likely that additional purse supplements will ultimately be obtained when considering both the length of time to secure such funds (five years following the 2025 live race meet) and the fact that legislation has been introduced in both chambers of the Minnesota legislature that would provide those supplements through revenues from taxes paid by sports wagering licenses. Accordingly, management believes no allowance related to this receivable is necessary at December 31, 2024. In addition, the Company agreed to allocate approximately $400,000 to be used as recruiting and participation incentives to attract thoroughbred trainers, owners, and stables for the 2024 live meet in an effort to generate additional pari-mutuel handle through improved field size. For the year ended 2024, the Company recognized expenses of $418,000 related to these incentives.

Effective January 31, 2025, the Company entered into its annual live race meet and purse fund contribution agreement with the MNHBPA and the MQHRA regarding the upcoming 2025 live race meet. In an effort to maintain field size and improve the quality of racing for the 2025 season, the Company has guaranteed an additional $500,000 of purse monies to be distributed above the minimum amount defined in Minnesota Statutes Chapter 240. In the event that additional purse revenues are secured throughout the duration of the 2025 live race agreement through additional forms of gaming at the Company, new revenue streams, or legislative action, the Company has agreed to provide additional purse monies of up to $1,500,000, to a total of $2,000,000 in potential overpayment of purses to support the 2025 live race meet. The parties recognize there is likely to be a significant financial cost to the Company in establishing this 2025 thoroughbred purse structure and that to maintain that average purse structure, the Company will be making an overpayment that may be repaid to the Company through reimbursement in subsequent racing years. This anticipated overpayment of purses by the Company is intended to create a short-term bridge until additional purse supplements can be obtained from other sources. In the event that additional purse revenue is secured within the five years following the 2025 live race meet through additional forms of gaming at the Company, new revenue streams, or legislative action, the Company will be eligible for reimbursement of the actual 2025 overpayment amount from those purse supplements.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at December 31, 2024 and as of the date of this report will not have a material impact on the Company’s consolidated financial position or results of operations.

The Company has committed to payment of statutory distributions under a $500,000 bond issued to the MRC as required under Minnesota law. The Company was not required to make any payments related to this bond in 2024 or 2023, and there is no liability related to this bond on the balance sheet as of December 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

Cash provided by operating activities for 2024 was $6,488,000, primarily as a result of the following: the Company reported net income of $2,113,000, depreciation of $3,621,000, loss on equity investment of $5,468,000 and stock-based compensation and 401(k) match totaling $1,447,000, offset by a gain on land transfer of $1,732,000. The Company experienced an increase in cash related to a decrease in income taxes receivable and prepaid income taxes of $897,000, offset by an increase in other long-term receivables of $1,597,000, related to the 2024 purse fund contribution agreement, an increase in TIF receivable of $681,000 and a decrease in accounts payable, net of land, buildings, and equipment funded through accounts payable of $2,121,000, primarily related to payments for our barn relocation and redevelopment plan.

Cash provided by operating activities for 2023 was $11,537,000, primarily as a result of the following: the Company reported net income of $10,563,000, depreciation of $3,145,000, deferred income taxes of $2,826,000, and stock-based compensation and 401(k) match totaling $1,379,000, offset by a gain from equity investment of $1,501,000 and a gain on land sale of $6,490,000. The Company experienced an increase in cash related to a decrease in employee retention credit receivable of $6,103,000, offset by a decrease in accounts payable, net of land, buildings, and equipment funded through accounts payable, of $1,465,000, and an increase in income taxes receivable of $2,031,000.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities for 2024 of $17,349,000 was used primarily for additions to land, buildings, and equipment of $11,984,000, primarily related to our barn relocation and redevelopment plan, additions for TIF eligible improvements of $4,244,000, an increase in related party receivable of $1,218,000, primarily due to additional member loans and interest related to the member loans, and purchases of short-term investments of $7,000,000. This was partially offset by proceeds from the sale of short-term investments of $7,000,000.

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

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in financing activities for 2024 was $1,293,000 primarily due to cash dividends paid to shareholders and payments for taxes of equity awards, partially offset by proceeds from the issuance of common stock.

Net cash used in financing activities for 2023 was $1,345,000 primarily due to cash dividends paid to shareholders and payments for taxes of equity awards, partially offset by proceeds from the issuance of common stock.

CASH AND CAPITAL RESOURCES

At December 31, 2024, we had cash, cash equivalents, and restricted cash of $13,687,000 compared to $25,842,000 at December 31, 2023. This $12,155,000 decrease consisted of $6,488,000 of net cash provided by operating activities in 2024, offset by $17,349,000 of net cash used in investing activities in 2024 and $1,293,000 of net cash used in financing activities in 2024. We believe our existing cash and cash equivalents, along with our short-term investments and cash flow from operations and availability of borrowing under our revolving line of credit agreement, will be sufficient to meet our liquidity and working capital requirements beyond the next 12 months.

As of December 31, 2024, the Company has completed phases one and two of the barn relocation and redevelopment plan with phase three currently underway, with estimated remaining costs of approximately $2,500,000. In addition, the Company expects to spend the remaining $2,042,000 in tax increment financing over the next six months for the completion of tax increment related improvements.

We also expect that we will see higher than historic use of cash for guaranteed purses for the 2025 live racing season, which are guaranteed under our annual live race meet and purse fund contribution agreement with the MNHBPA and MQHRA, which may be repaid to the Company through reimbursement in subsequent racing years. See note 9 for further details.

The Company has a general credit and security agreement with a financial institution. The agreement was amended as of February 28, 2021 to extend the maturity date to January 31, 2024 and increase its revolving credit line up to $10,000,000. The line of credit was collateralized by all receivables, inventory, equipment, and general intangibles of the Company, as well as a mortgage on certain real property. The Company had no borrowings under the credit line during the year ended December 31, 2024. As of December 31, 2024, the outstanding balance on the line of credit was $0. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements at all times throughout 2024. The general credit and security agreement was further amended as of January 31, 2024 to extend the maturity date to January 31, 2027 and reduce the maximum borrowing under the line of credit to $5,000,000. In connection with the amendment, the financial institution terminated a mortgage to release certain Company real property as collateral and the parties entered into a negative pledge agreement under which the Company agreed not to create any liens or encumbrances on certain Company real property.

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

The Company offers unbanked table games that refer to a wagering system or game where wagers “lost” or “won” by the host are accumulated into a “player pool” to enhance the total amount paid back to players in any other card game. The Company is required to return accumulated player pool funds to the players through giveaways, promotional items, prizes, or by other means. The player pool liability was $542,000 and $1,055,000 at December 31, 2024 and 2023, respectively. Additionally, the table games jackpot pool was $696,000 and $524,000 at December 31, 2024 and 2023, respectively.

The Company also maintains a poker promotional pool where a portion of the poker “rake” is collected and accumulated into a promotional pool to enhance the total amount paid back to poker players. The Company is required to return accumulated poker promotional pool funds to the players through poker jackpots, giveaways, promotional items, prizes, or by other means. The poker promotional pool liability was $364,000 and $339,000 at December 31, 2024 and 2023, respectively.

The Casino offers progressive jackpots for poker games. Amounts collected for these jackpot funds are accrued as liabilities until paid to winners. At December 31, 2024 and 2023, accrued jackpot funds totaled $88,000 and $172,000, respectively. The MRC regulates the operation of the player pool and progressive jackpot pools. These liabilities have the potential for significant fluctuation on a daily basis.

All games in the Casino are played using chips. The value of chips issued and outstanding, referred to as the “outstanding chip liability,” was $447,000 and $558,000 at December 31, 2024 and 2023, respectively. This liability has the potential for significant fluctuation on a daily basis depending upon the demand for chip redemptions and sales.

Our second largest individual operating expense item is purse expense. Pursuant to an agreement with the MNHBPA, we transferred into a trust account or paid directly to the MNHBPA, approximately $8,288,000 and $7,133,000 in purse funds related to thoroughbred races for 2024 and 2023, respectively. Minnesota law provides that amounts transferred into this trust account are the property of the trust and not the Company. There were no unpaid purse fund obligations due to the MNHBPA at December 31, 2024 or 2023.

In March 2022, the Company entered into a five-year agreement with a totalizator provider. Pursuant to the agreement, the vendor provides totalizator equipment and related software which records and processes all wagers and calculates odds and payoffs. The future minimum purchase obligations under the new agreement are $166,400 per year. The amounts charged to operations for totalizator expenses for the years ended December 31, 2024 and 2023 were $200,000 and $205,000, respectively.

In August 2018, the Company entered into a Contract for Private Redevelopment with the City of Shakopee in connection with a Tax Increment Financing District (“TIF District”) which was amended in September 2021. The Company is obligated to construct certain public infrastructure improvements within the TIF District, and will be reimbursed by the City of Shakopee by future tax increment revenue generated from the developed property. See Note 11 for a more detailed description of the agreement.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)          Financial Statements

The following financial statements of the Company are set forth on pages 24 through 41 of the Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Canterbury Park Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Canterbury Park Holding Corporation and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended and the related notes (collectively referred to as the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota

March 11, 2025

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2024 and 2023

	2024	2023
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,075,642	$21,936,210
Restricted cash	3,611,776	3,905,544
Short-term investments	5,000,000	5,000,000
Accounts receivable, net of allowance of $7,670 at December 31, 2024 and 2023	439,121	484,092
Inventory	250,658	249,370
Prepaid expenses	1,849,015	645,422
Income taxes receivable and prepaid income taxes	3,186,465	4,083,364
Total Current Assets	24,412,677	36,304,002

LONG-TERM ASSETS
Deposits	19,650	—
Other prepaid expenses	19,951	10,978
TIF receivable	18,898,445	13,972,875
Related party receivable (Note 12)	4,743,913	3,526,071
Operating lease right-of-use assets	27,674	53,026
Equity investment (Note 11)	6,976,091	6,612,712
Other long-term receivables (Note 9)	1,597,463	—
Land held for development	2,183,930	1,756,914
Land, buildings, and equipment, net (Note 3)	51,042,988	42,442,090
Total Long-term Assets	85,510,105	68,374,666
TOTAL ASSETS	$109,922,782	$104,678,668

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,665,155	$4,599,391
Casino accruals	2,159,249	2,667,499
Accrued wages and payroll taxes	2,151,524	1,662,927
Cash dividend payable	351,373	346,125
Accrued property taxes	1,103,784	741,215
Deferred revenue	311,244	274,898
Payable to horsepersons	870,775	763,383
Current portion of finance lease obligations	32,950	1,604
Current portion of operating lease obligations	27,674	25,352
Total Current Liabilities	10,673,728	11,082,394

LONG-TERM LIABILITIES
Deferred income taxes (Note 4)	9,846,000	10,300,015
Investee losses in excess of equity investment	5,016,198	1,464,218
Finance lease obligations, net of current portion	117,182	7,770
Operating lease obligations, net of current portion	—	27,674
Other long-term liabilities	181,000	—
Total Long-term Liabilities	15,160,380	11,799,677
TOTAL LIABILITIES	25,834,108	22,882,071

STOCKHOLDERS’ EQUITY (Note 5)
Common stock, $.01 par value, 10,000,000 shares authorized, 5,036,717 and 4,962,573, respectively, shares issued and outstanding	50,367	49,626
Additional paid-in capital	28,940,887	27,351,509
Retained earnings	55,097,420	54,395,462
Total Stockholders’ Equity	84,088,674	81,796,597
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$109,922,782	$104,678,668

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED December 31, 2024 and 2023

	2024	2023
OPERATING REVENUES:
Casino	$38,774,702	$39,781,166
Pari-mutuel	8,226,047	8,253,615
Food and beverage	7,968,157	7,828,980
Other	6,593,382	5,573,097
Total Net Revenues	61,562,288	61,436,858

OPERATING EXPENSES:
Purse expense	7,908,404	7,600,059
Minnesota Breeders’ Fund	1,027,609	1,053,790
Other pari-mutuel expenses	910,843	915,714
Salaries and benefits	26,142,046	25,490,790
Cost of food and beverage and other sales	3,195,767	3,062,974
Depreciation and amortization	3,620,899	3,145,372
Utilities	1,489,576	1,680,885
Advertising and marketing	1,349,656	2,068,846
Professional and contracted services	5,660,993	5,981,480
Loss on disposal of assets	49,214	157,160
Other operating expenses	5,506,647	5,268,905
Total Operating Expenses	56,861,654	56,425,975
Gain on transfer/sale of land (Note 11)	1,732,353	6,489,976
INCOME FROM OPERATIONS	6,432,987	11,500,859
OTHER INCOME (LOSS)
(Loss) income from equity investment	(5,467,771)	1,501,268
Interest income, net	2,071,511	1,978,122
Net Other (Loss) Income	(3,396,260)	3,479,390
INCOME BEFORE INCOME TAXES	3,036,727	14,980,249
INCOME TAX EXPENSE (Note 4)	(923,885)	(4,417,000)
NET INCOME	$2,112,842	$10,563,249

Basic earnings per share	$0.42	$2.15
Diluted earnings per share	$0.42	$2.13
Weighted average basic shares outstanding	4,994,905	4,921,379
Weighted average diluted shares	5,032,210	4,949,182

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED December 31, 2024 and 2023

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2022	4,888,975	$48,890	$25,914,644	$45,221,509	$71,185,043

Stock-based compensation	—	—	527,762	—	527,762
Dividend distribution	—	—	—	(1,389,296)	(1,389,296)
401(K) stock match	38,701	387	850,611	—	850,998
Issuance of deferred stock awards	22,197	222	(171,970)	—	(171,748)
Shares issued under Employee Stock Purchase Plan	12,700	127	230,462	—	230,589
Net income	—	—	—	10,563,249	10,563,249

Balance at December 31, 2023	4,962,573	49,626	27,351,509	54,395,462	81,796,597

Stock-based compensation	—	—	571,632	—	571,632
Dividend distribution	—	—	—	(1,410,884)	(1,410,884)
401(K) stock match	42,086	421	875,377	—	875,798
Issuance of deferred stock awards	17,475	175	(109,062)	—	(108,887)
Shares issued under Employee Stock Purchase Plan	14,583	146	251,431	—	251,577
Net income	—	—	—	2,112,842	2,112,842

Balance at December 31, 2024	5,036,717	$50,367	$28,940,887	$55,097,420	$84,088,674

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED December 31, 2024 and 2023

	2024	2023
Operating Activities:
Net income	$2,112,842	$10,563,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,620,899	3,145,372
Stock-based compensation expense	571,632	527,762
Stock-based employee match contribution	875,798	850,998
Deferred income taxes	(454,015)	2,826,000
Loss on disposal of assets	49,214	157,160
Loss (gain) from equity investment	5,467,771	(1,501,268)
Gain on sale of land	—	(6,489,976)
Gain on transfer of land	(1,732,353)	—
Changes in operating assets and liabilities:
Accounts receivable	44,971	134,273
Employee retention credit	—	6,103,236
Increase in TIF receivable	(681,332)	(674,378)
Inventory, prepaid expenses and deposits	(1,233,504)	(17,403)
Income taxes receivable and prepaid income taxes	896,899	(2,031,000)
Other long-term receivables	(1,597,463)	—
Operating lease right-of-use assets	25,352	24,524
Operating lease liabilities	(25,352)	(24,524)
Accounts payable	(2,121,199)	(1,465,498)
Deferred revenue	36,346	(138,544)
Casino accruals	(508,250)	(16,945)
Accrued wages and payroll taxes	488,597	(151,952)
Accrued property taxes	362,569	(54,431)
Other long-term liabilities	181,000	—
Payable to horsepersons	107,392	(230,146)
Net cash provided by operating activities	6,487,814	11,536,509

Investing Activities:
Additions to land, buildings, and equipment	(11,984,131)	(7,907,963)
Proceeds from disposal of assets	60,800	60,800
Proceeds from sale of land	—	8,336,359
Additions for TIF eligible improvements	(4,244,238)	(4,160)
Proceeds from sale of short-term investments	7,000,000	5,000,000
Purchase of short-term investments	(7,000,000)	(5,000,000)
Cash dividends received from equity investments	36,480	30,368
Increase in related party receivable	(1,217,842)	(970,751)
Net cash used in investing activities	(17,348,931)	(455,347)

Financing Activities:
Proceeds from issuance of common stock	251,577	230,589
Cash dividend paid to shareholders	(1,405,636)	(1,384,773)
Payments for taxes related to net share settlement of equity awards	(108,887)	(171,748)
Principal payments on finance lease	(30,272)	(19,479)
Net cash used in financing activities	(1,293,218)	(1,345,411)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(12,154,336)	9,735,751

Cash, cash equivalents, and restricted cash at beginning of year	25,841,754	16,106,003

Cash, cash equivalents, and restricted cash at end of year	$13,687,418	$25,841,754

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED December 31, 2024 and 2023 (continued)

Schedule of non-cash investing and financing activities
Additions to land, buildings, and equipment funded through accounts payable	$1,187,000	$2,696,000
Dividend declared but not yet paid	351,000	346,125
Change in investee losses in excess of equity investments	3,552,000	(1,722,000)
ROU assets obtained in exchange for operating lease obligations	171,030	87,430
Transfer of assets to Trackside Investments, LLC	583,000	—

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$300,000	$3,622,000
Interest paid	13,000	1,000

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED December 31, 2024 and 2023

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

Basis of Presentation - The consolidated financial statements include the accounts of Canterbury Park Holding Corporation and its direct and indirect subsidiaries Canterbury Park Entertainment, LLC, Canterbury Park Concessions, Inc., and Canterbury Development, LLC (collectively, the “Company”), after elimination of intercompany accounts and transactions.

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

Short-Term Investments – Short-term investments include cash investments into short to intermediate-term fixed income securities. Such investments are not included as “Cash and cash equivalents” as the original maturities are greater than three months and are intended to be held until maturity.

Accounts Receivable – Accounts receivable are initially recorded for amounts due from other tracks for simulcast revenue, net of amounts due to other tracks, and for amounts due from customers related to catering and events. Credit is granted in the normal course of business without collateral. Accounts receivable are stated net of allowances for doubtful accounts, which represent estimated losses resulting from the inability of customers to make the required payments. Accounts that are outstanding longer than the contractual terms are considered past due. We evaluate our allowance for credit losses and estimate collectability of current and non-current accounts receivable based on historical bad debt experience, our assessment of the financial condition of individual companies with which we do business, current market conditions, and reasonable and supportable forecasts of future economic conditions. In times of economic turmoil, our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty than in more stable periods. The Company does not have accounts receivable with original maturities greater than one year. The allowance for credit losses and activity as of December 31, 2024 and 2023, was not material.

Inventory – Inventory consists primarily of food and beverages, small wares and supplies and retail goods and is recorded at the lower of cost (first-in, first-out) or net realizable value.

Property Tax Increment Financing (TIF) Receivable – In connection with the Contract for Private Redevelopment (“Redevelopment Agreement”) and First Amendment to the Contract for Private Redevelopment (the “First Amendment”) between the City of Shakopee Economic Development Authority and Canterbury Development LLC signed in August 2018 and amended in September 2021, the City of Shakopee has agreed that a portion of the tax increment revenue generated from the developed property will be paid to the Company to reimburse it for expenses in constructing public infrastructure improvements. The interest rate on the TIF Receivable is 6%.

Other long-term receivables - In connection with the 2024 live race meet and purse fund contribution agreement with the MNHBPA and the MQHRA, the Company recorded an overpayment of purses. This overpayment was intended to create a short-term bridge until additional purse supplements can be obtained from other sources. In the event that additional purse revenue is secured within the five years following the 2025 live race meet through additional forms of gaming at the Company, new revenue streams, or legislative action, the Company will be eligible for reimbursement of the actual 2024 overpayment amount from those purse supplements. For more information on the Company’s overpayment of purses related to the 2024 live race agreement, see Note 9.

Impairment of Long-Lived Assets – The Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the event that facts and circumstances indicate that the carrying value of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. During 2024 and 2023, the Company determined that no evaluations of recoverability were necessary.

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

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MNHBPA”) – The Minnesota Pari-mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations. Pursuant to an agreement with the MNHBPA, the Company transferred into a trust account or paid directly to the MNHBPA, approximately $8,288,000 and $7,133,000 for the years ended December 31, 2024 and 2023 , respectively, related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company.

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

Interest and penalties associated with uncertain income tax positions are presented in income tax expense. For the years ended December 31, 2024 and 2023, the Company did not recognize any expense related to interest and penalties.

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

3.    LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment, at cost, consist of the following at December 31, 2024 and 2023:

	2024	2023
Land	$2,835,655	$2,878,308
Buildings and building improvements	55,620,120	45,338,216
Furniture and equipment	21,102,057	20,805,643
Construction in progress	6,586,250	6,892,192
	86,144,082	75,914,359
Accumulated depreciation	(35,101,094)	(33,472,269)
Total land, buildings, and equipment, net	$51,042,988	$42,442,090

The Company has included land held for development as a separate line on the consolidated balance sheet. This represents land owned for potential real estate development and totaled $2,183,930 and $1,756,914 as of  December 31, 2024 and 2023, respectively.

4.    INCOME TAXES

A reconciliation between income taxes computed at the statutory federal income tax rate and the effective tax rate for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023
Federal tax expense at statutory rates	$637,700	$3,145,900
Nondeductible lobbying expense	32,000	30,200
State expense, net of federal impact	275,700	1,204,200
Stock-based compensation expense	4,900	(52,500)
Other	(26,415)	89,200
Total income tax expense	$923,885	$4,417,000

Income tax expense (benefit) for the years ended December 31, 2024 and 2023 consists of the following:

	2024	2023
Current
Federal	$522,900	$931,000
State	674,000	660,000
	1,196,900	1,591,000
Deferred, Federal	51,985	1,961,700
Deferred, State	(325,000)	864,300
Total income tax expense	$923,885	$4,417,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows:

	2024	2023
Deferred tax assets:
Vacation accrual	$82,300	$47,600
Player rewards program accrual	94,800	116,800
Stock-based compensation expense	160,200	135,900
Other	1,700	2,785
Net deferred tax assets	339,000	303,085
Deferred tax liabilities:
Land, building and equipment - cost and depreciation	(5,523,200)	(5,352,900)
Investment in equity investments	(3,468,100)	(4,314,400)
Prepaid expenses	(231,600)	(169,500)
TIF receivable accrued interest	(962,100)	(766,300)
Net deferred tax liabilities	(10,185,000)	(10,603,100)
Net long-term deferred tax liabilities	$(9,846,000)	$(10,300,015)

The Company is subject to U.S. and Minnesota taxation. The Company is no longer subject to U.S. federal or state by tax authorities for years before 2021 and 2020, respectively.

Unrecognized tax benefits — January 1, 2024	$—

Gross increases — tax positions taken during the prior period	630,000
Gross decreases — tax positions taken during the current period	(449,000)

Unrecognized tax benefits — December 31, 2024	$181,000

The balances of unrecognized tax benefits as of December 31, 2024 and December 31, 2023 are $181,000 and $0, respectively, and if recognized, would result in adjustments to deferred taxes and would not impact the effective tax rate. It is reasonably expected that the total amounts of unrecognized tax benefits will fully reverse within 12 months of the reporting period.

5.    STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Stockholders’ Equity

Employee Stock Purchase Plan:

The Company offers an Employee Stock Purchase Plan (the “ESPP”) that is open to all employees working more than 15 hours per week. Shares of the Company’s common stock may be purchased by employees at six-month intervals at 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. Employees purchased 14,583 and 12,700 shares in 2024 and 2023, respectively. As of December 31, 2024, a total of 381,417 shares have been issued from the 450,000 shares authorized.

KSOP:

The Company offers a KSOP Plan (the “KSOP”) that includes the Employee Stock Ownership Plan (the “ESOP”) and the 401(k) Plan. The KSOP allows the Company to use Company stock to match contributions from its employees should it so choose. The KSOP is available to eligible employees who had completed six months of service. Beginning January 1, 2016, the matching of employee contributions were issued in Company stock. Employer contributions charged to operations for stock matching of employee contributions for the year ended December 31, 2024 and 2023 totaled approximately $876,000 and $851,000, respectively.

Stock-Based Compensation

Stock-based compensation is recorded at fair value as of the date of grant, is included in the salaries and benefits expense line item on the consolidated statements of operations and amounted to approximately $572,000 and $528,000 for the years ended December 31, 2024 and 2023, respectively.

Stock Options:

The Company’s Stock Plan, as amended, (the “Plan”) provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and non-employees, including directors of and consultants to the Company and any subsidiary, to purchase up to a maximum of 1,650,000 shares of common stock. The Company currently has 135,238 shares available for grant under the Plan. The Plan is administered by the Board of Directors which determines the persons who are to receive awards under the Plan, the type of award to be granted, the number of shares subject to each award and, if an option, the exercise price of each option.

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

The grant-date fair value of options outstanding and exercisable at December 31, 2024 and 2023 was $0. As of December 31, 2024, there are no options outstanding.

There were no options granted in 2024 or 2023. The total fair value of options exercised during the years ended December 31, 2024 and 2023 was $0. The total intrinsic value of options exercised during 2024 and 2023 was $0.

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

The Company did not record compensation expense related to the LTI Plan for 2024 or 2023.

Board of Directors Stock Option, Deferred Stock Awards, and Restricted Stock Grants

The Company’s Stock Plan was amended to authorize annual grants of restricted stock, deferred stock, stock options, or any combination of the three, to non-employee members of the Board of Directors at the time of the Company’s annual shareholders’ meeting as determined by the Board prior to each such meeting. Options granted under the Plan generally expire 10 years after the grant date. Restricted stock and deferred stock grants generally vest 100% one year after the date of the annual meeting at which they were granted, are subject to restrictions on resale for an additional year, and are subject to forfeiture if a board member terminates his or her board service prior to the shares vesting. The unvested deferred stock awards outstanding as of December 31, 2024 to our non-employee directors consists of only a grant of deferred stock on June 6, 2024 of 10,734 shares with a weighted average fair value per share of $22.35.

Below is a summary of changes in Board of Directors unvested deferred stock award grants as of December 31, 2024:

		Weighted
		Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2023	7,818	$23.01
Granted	10,734	22.35
Vested	(7,818)	23.01
Forfeited	—	—
Non-Vested Balance, December 31, 2024	10,734	$22.35

Employee Deferred Stock Awards

In 2024, the Company granted employees deferred stock awards totaling 22,100 shares of common stock, with a vesting term of approximately four years and a fair value of $21.08 per share. In 2023, the Company granted employees deferred stock awards totaling 19,020 shares of common stock, with a vesting term of approximately four years and a fair value of $25.52 per share. The vesting schedule of the awards is as follows: (i) 25% vesting and being issued in  March 2025, (ii) 25% vesting and being issued in  March 2026, (iii) 25% vesting and being issued in  March 2027 and (iv) 25% vesting and being issued in  March 2028. The compensation cost associated with these grants of deferred stock awards are recorded in “Salaries and benefits” on the Consolidated Statements of Operations.

A summary of the changes in employee unvested deferred stock award grants as of December 31, 2024, is as follows:

		Weighted
		Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2023	36,920	$22.00
Granted	22,100	21.08
Vested	(15,230)	19.15
Forfeited	—	—
Non-Vested Balance, December 31, 2024	43,790	$22.52

At December 31, 2024, there was approximately $770,000 of total unrecognized stock-based compensation expense related to unvested employee and board of director deferred stock awards that is expected to be recognized over a period of approximately 2.3 years.

6.    NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the net income per common share computations for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
Net income (numerator) amounts used for basic and diluted per share computations:	$2,112,842	$10,563,249

Weighted average shares (denominator) of common stock outstanding:
Basic	4,994,905	4,921,379
Plus dilutive effect of stock options	37,305	27,803
Diluted	$5,032,210	$4,949,182

Net income per common share:
Basic	$0.42	$2.15
Diluted	0.42	2.13

There were no out-of-the money stock options at December 31, 2024 or December 31, 2023.

7.    GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with a financial institution. The agreement was amended as of February 28, 2021 to extend the maturity date to January 31, 2024 and increase its revolving credit line up to $10,000,000. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company, as well as a mortgage on certain real property. The Company had no borrowings under the credit line during the year ended December 31, 2024. As of December 31, 2024, the outstanding balance on the line of credit was $0. In the event that the Company borrowed under the agreement, the annual interest rate paid by the Company would be equal to the greater of the Prime Rate or 3.0%. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The general credit and security agreement was further amended as of January 31, 2024 to extend the maturity date to January 31, 2027 and reduce the maximum borrowing under the line of credit to $5,000,000. In connection with the amendment, the financial institution terminated a mortgage to release certain Company real property as collateral and the parties entered into a negative pledge agreement under which the Company agreed not to create any liens or encumbrances on certain Company real property.

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

Lease costs related to operating leases were $26,785 and $26,784 for the years ended December 31, 2024 and 2023, respectively. The total lease expenses for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or liability was $457,454 and $488,937 for the years ended December 31, 2024 and 2023, respectively.

Lease costs included in depreciation and amortization related to our finance leases were $33,332 and $18,701 for the years ended December 31, 2024 and 2023, respectively. Interest expense related to our finance leases was immaterial.

The following table shows the classification of the right of use assets on our Consolidated Balance Sheets:

		Year Ended December 31,
Assets	Balance Sheet Location	2024	2023

Finance	Land, buildings and equipment, net (1)	$150,132	$9,374
Operating	Operating lease right-of-use assets	27,674	53,026
Total Leased Assets		$177,806	$62,400

1 – Finance lease assets are net of accumulated amortization of $30,779 and $118,424 for the years ended December 31, 2024 and 2023, respectively.

The following table shows the lease terms and discount rates related to our leases:

	Year Ended December 31,
	2024	2023
Weighted average remaining lease term (in years):
Finance	4.0	4.9
Operating	0.4	0.8
Weighted average discount rate (%):
Finance	8.5%	4.8%
Operating	8.0%	8.0%

The maturity of operating leases and finance leases for the year ended December 31, 2024 are as follows:

Year Ended December 31, 2024	Operating Leases	Finance Leases
2025	$28,228	$44,447
2026	—	44,447
2027	—	44,447
2028 and beyond	—	44,252
Total minimum lease obligations	28,228	177,593
Less: amounts representing interest	(554)	(27,461)
Present value of minimum lease payments	27,674	150,132
Less: current portion	(27,674)	(32,950)
Lease obligations, net of current portion	$—	$117,182

Purchase Obligations

In March 2022, the Company entered into a five-year agreement with a totalizator provider. Pursuant to the agreement, the vendor provides totalizator equipment and related software which records and processes all wagers and calculates odds and payoffs. The future minimum purchase obligations under the new agreement are $166,400 per year. The amounts charged to operations for totalizator expenses for the years ended December 31, 2024 and 2023 were $200,000 and $205,000, respectively.

9.    COMMITMENTS AND CONTINGENCIES

Effective December 21, 2021, the Company entered into a Contribution and Indemnity Agreement (“Indemnity Agreement”) with affiliates of Doran Companies (“Doran”) relating to debt financing by Doran Canterbury I, LLC as borrower, which is guaranteed by Doran affiliates. Under the Indemnity Agreement, the Company is obligated to reimburse and indemnify each loan guarantor for any amounts paid by such loan guarantor to the lender on debt financing by Doran Canterbury I, LLC, up to a maximum of $5,000,000. Effective October 27, 2022, the Indemnity Agreement was amended to increase the maximum indemnification by an additional $700,000. Effective December 12, 2023, the Indemnity Agreement was amended to increase the maximum indemnification by an additional $1,300,000. Effective December 18, 2024, the Indemnity Agreement was amended to increase the maximum indemnification by an additional $500,000, bringing the total to a maximum of $7,500,000.

Effective December 18, 2024, the Company entered into an Indemnity Agreement with affiliates of Doran relating to debt financing by Doran Canterbury II, LLC as borrower, which is guaranteed by Doran affiliates. Under the Indemnity Agreement, the Company is obligated to reimburse and indemnify each loan guarantor for any amounts paid by such loan guarantor to the lender on debt financing by Doran Canterbury II, LLC, up to a maximum of $1,000,000.

Effective December 21, 2023, the Company entered into its annual live race meet and purse fund contribution agreement with the Minnesota Horsemen’s Benevolent & Protective Association (“MNHBPA”) and the Minnesota Quarter Horse Racing Association (“MQHRA”) regarding the 2024 live race meet. In an effort to increase field size and improve the quality of racing for the 2024 season, the Company guaranteed purses for overnight races at $23,000 per race. The parties recognized there was likely to be a significant financial cost to the Company in establishing a 2024 thoroughbred purse structure intended to average $23,000 per conducted overnight race and that to maintain that average purse structure, the Company made an overpayment that may be repaid to the Company through reimbursement in subsequent racing years. This overpayment of purses by the Company was intended to create a short-term bridge until additional purse supplements can be obtained from other sources. At the conclusion of the 2024 live race meet, the Company recorded a receivable related to the overpayment of 2024 purses in the amount of $1,597,463, which is presented on the Company's balance sheet as of December 31, 2024. In the event that additional purse revenue is secured within the five years following the 2025 live race meet through additional forms of gaming at the Company, new revenue streams, or legislative action, the Company will be eligible for reimbursement of the actual 2024 overpayment amount from those purse supplements. Management believes it is likely that additional purse supplements will ultimately be obtained when considering both the length of time to secure such funds (five years following the 2025 live race meet) and the fact that legislation has been introduced in both chambers of the Minnesota legislature that would provide those supplements through revenues from taxes paid by sports wagering licenses. Accordingly, management believes no allowance related to this receivable is necessary at December 31, 2024. In addition, the Company agreed to allocate approximately $400,000 to be used as recruiting and participation incentives to attract thoroughbred trainers, owners, and stables for the 2024 live meet in an effort to generate additional pari-mutuel handle through improved field size. For the year ended 2024, the Company recognized expenses of $418,000 related to these incentives.

Effective January 31, 2025, the Company entered into its annual live race meet and purse fund contribution agreement with the MNHBPA and the MQHRA regarding the upcoming 2025 live race meet. In an effort to maintain field size and improve the quality of racing for the 2025 season, the Company has guaranteed an additional $500,000 of purse monies to be distributed above the minimum amount defined in Minnesota Statutes Chapter 240. In the event that additional purse revenues are secured throughout the duration of the 2025 live race agreement through additional forms of gaming at the Company, new revenue streams, or legislative action, the Company has agreed to provide additional purse monies of up to $1,500,000, to a total of $2,000,000 in potential overpayment of purses to support the 2025 live race meet. The parties recognize there is likely to be a significant financial cost to the Company in establishing this 2025 thoroughbred purse structure and that to maintain that average purse structure, the Company will be making an overpayment that may be repaid to the Company through reimbursement in subsequent racing years. This anticipated overpayment of purses by the Company is intended to create a short-term bridge until additional purse supplements can be obtained from other sources. In the event that additional purse revenue is secured within the five years following the 2025 live race meet through additional forms of gaming at the Company, new revenue streams, or legislative action, the Company will be eligible for reimbursement of the actual 2025 overpayment amount from those purse supplements.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at December 31, 2024 and as of the date of this report will not have a material impact on the Company’s consolidated financial positions or results of operations.

The Company has committed to payment of statutory distributions under a $500,000 bond issued to the Minnesota Racing Commission as required by Minnesota statute. The Company was not required to make any payments related to this bond in 2024 or 2023, and there is no liability related to this bond on the balance sheet as of December 31, 2024.

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

The following tables represent a disaggregation of revenues from contracts with customers along with the Company’s operating segments (in 000’s):

	Year Ended December 31, 2024
	Horse Racing	Casino	Food and Beverage	Development	Total
Net revenues from external customers	$13,967	$38,775	$8,820	$—	$61,562
Intersegment revenues	281	—	1,325	—	1,606
Net interest income	1,014	—	—	1,058	2,072
Depreciation	3,157	301	163	—	3,621
Segment (loss) income before income taxes	(1,838)	5,855	1,891	(2,871)	3,037
Segment tax (benefit) expense	(559)	1,781	575	(873)	924

At December 31, 2024
Segment Assets	$99,810	$1,041	$35,679	$39,088	$175,618

	Year Ended December 31, 2023
	Horse Racing	Casino	Food and Beverage	Development	Total
Net revenues from external customers	$13,198	$39,781	$8,458	$—	$61,437
Intersegment revenues	235	—	1,181	—	1,416
Net interest income	1,058	—	—	920	1,978
Depreciation	2,674	301	170	—	3,145
Segment (loss) income before income taxes	(5,142)	9,320	2,132	8,670	14,980
Segment tax (benefit) expense	(1,516)	2,748	629	2,556	4,417

At December 31, 2023
Segment Assets	$92,970	$2,125	$33,175	$34,892	$163,162

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals for the years ended December 31, 2024 and 2023 (in 000’s):

	Year Ended December 31,
	2024	2023
Revenues
Total net revenue for reportable segments	$63,168	$62,853
Elimination of intersegment revenues	(1,606)	(1,416)
Total consolidated net revenues	$61,562	$61,437

Income (loss) before income taxes
Total segment income before income taxes	$5,661	$17,946
Elimination of intersegment loss before income taxes	(2,624)	(2,966)
Total consolidated income before income taxes	$3,037	$14,980

	December 31,	December 31,
	2024	2023
Assets
Total assets for reportable segments	$175,618	$163,162
Elimination of intercompany balances	(65,695)	(58,483)
Total consolidated assets	$109,923	$104,679

11.  REAL ESTATE DEVELOPMENT

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

On September 27, 2018, Canterbury Development LLC contributed approximately 13 acres of land as its equity contribution in the Doran Canterbury I joint venture and became a 27.4% equity member. On December 20, 2018, financing for Doran Canterbury I was secured. As the Company is able to assert significant influence, but not control, over Doran Canterbury I’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. For the years ended December 31, 2024 and 2023, the Company recorded a loss of $3,552,000 and income of $1,722,000, respectively, on equity method investments related to this joint venture. The increased income for 2023 is primarily due to a gain recognized on insurance proceeds received by Doran Canterbury I related to an outstanding claim. In accordance with U.S. GAAP, since we are committed to provide future capital contributions to Doran Canterbury I, we also present as a liability in the accompanying Consolidated Balance Sheets for the net balance recorded for our share of Doran Canterbury I's losses in excess of the amount funded into Doran Canterbury I, which was $5,016,000 and $1,464,000 at December 31, 2024 and 2023, respectively.

We are a party to a contribution and indemnity agreement with affiliates of Doran relating to debt financing by Doran Canterbury I as borrower, which is guaranteed by Doran affiliates. Under the contribution and indemnity agreement, as amended, the Company is obligated to reimburse and indemnify each loan guarantor for any amounts paid by such loan guarantor to the lender on debt financing by Doran Canterbury I, up to a maximum of $7,500,000 as of December 31, 2024. See Note 9. “Commitments and Contingencies.”

Doran Canterbury II, LLC

In connection with the execution of the amended operating agreement for Doran Canterbury I, on August 18, 2018, Canterbury Development LLC entered into an operating agreement with Doran Shakopee, LLC as the two members of a Minnesota limited liability company entitled Doran Canterbury II, LLC (“Doran Canterbury II”). Under the Doran Canterbury II operating agreement, Doran Canterbury II will pursue development of Phase II of the project. Phase II will include an additional 305 apartment units. Canterbury Development’s equity contribution to Doran Canterbury II for Phase II was approximately 10 acres of land, which were contributed to Doran Canterbury II on July 30, 2020. In connection with its contribution, Canterbury Development became a 27.4% equity member in Doran Canterbury II with Doran owning the remaining 72.6%. As the Company is able to assert significant influence, but not control, over Doran Canterbury II’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. For the year ended December 31, 2024, the Company recorded a loss of $1,923,000 on equity method investments related to this joint venture. As of December 31, 2023, the proportionate share of Doran Canterbury II's earnings was immaterial.

We are a party to a contribution and indemnity agreement with affiliates of Doran relating to debt financing by Doran Canterbury II as borrower, which is guaranteed by Doran affiliates. Under the contribution and indemnity agreement, as amended, the Company is obligated to reimburse and indemnify each loan guarantor for any amounts paid by such loan guarantor to the lender on debt financing by Doran Canterbury II, up to a maximum of $1,000,000 as of December 31, 2024. See Note 9. “Commitments and Contingencies.”

Canterbury DBSV Development, LLC

On June 16, 2020, Canterbury Development, entered into an operating agreement with an affiliate of Greystone Construction, as the two members of a Minnesota limited liability company named Canterbury DBSV Development, LLC (“Canterbury DBSV”). Canterbury DBSV was formed as part of a joint venture between Greystone and Canterbury Development LLC for a multi-use development on the 13-acre land parcel located on the southwest portion of the Company’s racetrack. Canterbury Development’s equity contribution to Canterbury DBSV was approximately 13 acres of land, which were contributed to Canterbury DBSV on July 1, 2020. In connection with its contribution, Canterbury Development became a 61.87% equity member in Canterbury DBSV. As the Company is able to assert significant influence, but not control, over Canterbury DBSV’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. For the years ended December 31, 2024 and 2023, the Company recorded income of $8,000 and a loss of $223,000, respectively, on equity investment related to this joint venture. For the years ended December 31, 2024 and 2023, the Company also received dividend distributions of $36,000 and $30,000, respectively, related to this joint venture.

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

In accordance with ASC 610-20, we determined that we do not have a controlling financial interest in the Trackside Investments joint venture and the arrangements meet the criteria to be accounted for as a contract. Therefore, we derecognized the land and recognized a full gain in 2024 (approximately $1,732,000) between the carrying amount of the land and the estimated fair value of the land transferred. In future periods, the Company will recognize its proportionate share of Trackside Investments' earnings as an increase or decrease in its Equity investment and as Income or Loss from Investment in this joint venture.

The following table summarizes changes to the Equity investment and Investee losses in excess of equity investment lines on our consolidated balance sheets for the year ended December 31, 2024:

	Equity Investment	Investee Losses in Excess of Equity Investment	Equity Investment, net
Net Equity Investment Balance at 12/31/22	$6,863,517	$(3,185,923)	$3,677,594

Equity investment (loss) income	(220,437)	1,721,705	1,501,268

Dividends received from investments	(30,368)	—	(30,368)

Net Equity Investment Balance at 12/31/23	$6,612,712	$(1,464,218)	$5,148,494

Equity investment loss	(1,915,791)	(3,551,980)	(5,467,771)

Contribution to equity investment	2,315,650	—	2,315,650

Dividends received from investments	(36,480)	—	(36,480)

Net Equity Investment Balance at 12/31/24	$6,976,091	$(5,016,198)	$1,959,893

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

As of  December 31, 2024 , the Company recorded a TIF receivable of approximately $18,898,000, which represents $15,551,000 of principal and $3,347,000 of interest. Management believes future tax revenues generated from current development activity will exceed the Company's development costs and thus, management believes no allowance related to this receivable is necessary. As of  December 31, 2023 , the Company recorded a TIF receivable of approximately $13,973,000, which represents $11,307,000 of principal and $2,666,000 of interest.

The Company expects to finance its improvements under the Redevelopment Agreement with funds from its current operating resources and existing credit facility and, potentially, third-party financing sources.

Recently Closed Transactions Under Real Estate Agreements

On  August 20, 2024, the Company completed the transfer of approximately 3.5 acres of land to the Trackside Investments joint venture for total consideration of $2,316,000. Trackside Investments, LLC was formed as a joint venture for the development of an approximately 16,000 square foot restaurant and entertainment venue, with the venue opening anticipated to be Summer 2025.

On April 28, 2023, the Company completed the sale of 37 acres of land to Bloomington Investments, LLC, an entity related to Swervo Development (“Swervo”), for total consideration of $8,800,000. With the land sale and government approvals now complete, Swervo began construction of its planned state-of-the-art amphitheater in 2023.

As a result of these two land transactions, the Company recorded a gain of approximately $1,732,000 and $6,490,000 on the Consolidated Statements of Operations for the years ended December 31, 2024 and  December 31, 2023, respectively.

12.  RELATED PARTY RECEIVABLES

Since 2019, the Company has loaned money to the Doran Canterbury I and II joint ventures in member loans totaling approximately $3,812,000 and $2,957,000 as of December 31, 2024 and 2023, respectively. These member loans bear interest at the rate equal to the Prime Rate plus two percent per annum and totaled $898,000 and $522,000 as of December 31, 2024 and 2023, respectively. The Company expects to be fully reimbursed for these member loans when the joint ventures achieve positive cash flow.

The Company has also recorded related party receivables of approximately $34,000 and $47,000 as of December 31, 2024 and 2023, respectively, for various related costs incurred by the Company. The Company expects to be fully reimbursed for these costs by the related parties in the following year.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2024. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013), as supplemented by the guidance for internal control over sustainability reporting issued by COSO in 2023. Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2024.

(c)         Changes in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended December 31, 2024, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not Applicable.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Incorporated by Reference.

Except as noted below, the information required by this Item concerning directors and corporate governance is hereby incorporated by reference to the Company’s definitive proxy statement for the 2025 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the Commission within 120 days of December 31, 2024 in the sections entitled “Corporate Governance and Board Matters” and “Election of Directors”.

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

Item 11. EXECUTIVE COMPENSATION

Information required under this Item is hereby incorporated by reference to the Proxy Statement sections entitled “Executive Compensation Programs and Practices” and “Director Compensation”.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required under this Item is hereby incorporated by reference to the section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management”.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2024 regarding our equity compensation plans, all of which were approved by our shareholders:

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders:
Stock Plan	54,524	$—	135,238
Employee Stock Purchase Plan	—	—	68,583
Equity compensation plans not approved by security holders:
Total	54,524		203,821

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a).        The following Consolidated Financial Statements of Canterbury Park Holding Corporation and subsidiaries are included in Part II, Item 8 pages 34-59:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Operations for the years ended December 31, 2024 and 2023

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024 and 2023

Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023

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

10.4.3	Fourth Amendment made as of September 30, 2020, by and among to the General Credit and Security Agreement between Canterbury Park Holding Corporation and Bremer Bank N.A., filed as Exhibit 10.1 to Form 8-K dated September 30, 2020 and incorporated herein by reference.

10.4.4	Fifth Amendment made as of December 23, 2020, by and among to the General Credit and Security Agreement between Canterbury Park Holding Corporation and Bremer Bank N.A., filed as Exhibit 10.1 to Form 8-K dated December 23, 2020 and incorporated herein by reference.

10.4.5	Sixth Amendment made as of February 28, 2021, by and among to the General Credit and Security Agreement between Canterbury Park Holding Corporation and Bremer Bank N.A., filed as Exhibit 10.1 to Form 8-K dated February 28, 2021 and incorporated herein by reference.

10.4.6	Seventh Amendment Agreement effective January 31, 2024 by and among Canterbury Park Entertainment LLC, Canterbury Holding Corporation, Canterbury Park Concessions, Inc. and Bremer Bank, National Association, filed as Exhibit 10.1 to Form 8-K filed on February 2, 2024 and incorporated herein by reference.

10.4.7	Negative Pledge Agreement effective January 31, 2024 by Canterbury Park Entertainment LLC in favor of Bremer Bank National Association, filed as Exhibit 10.2 to the Form 8-K dated February 2, 2024 and incorporated herein by reference.

10.5

Contract for Private Redevelopment dated August 10, 2018 between the City of Shakopee, Minnesota, Economic Development Authority for the City of Shakopee, Minnesota, Canterbury Development LLC, and Canterbury Park Holding Corporation, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2018 and incorporated herein by reference.

10.5.1	First Amendment dated as of September 7, 2021 to the Contract for Private Redevelopment dated August 10, 2018 by and among Canterbury Park Holding Corporation, Canterbury Development LLC, the City of Shakopee, Minnesota, and the Economic Development Authority for the City of Shakopee, Minnesota, filed as Exhibit 10.1 to the Form 8-K dated January 25, 2022 and incorporated herein by reference.

10.6*	Canterbury Park Holding Corporation Annual Incentive Plan filed as Exhibit 99.1 to Form 8-K dated April 5, 2016 and incorporated herein by reference.

10.7*	Canterbury Park Holding Corporation Long Term Incentive Plan filed as Exhibit 99.2 to Form 8-K dated April 5, 2016 and incorporated herein by reference.

10.8	Canterbury Park Holding Corporation Employee Stock Purchase Plan, as amended through March 23, 2021, incorporated by reference from Appendix A to the Company's definitive proxy statement for its 2021 Annual Meeting of Shareholders held on June 3, 2021 and incorporated herein by reference.

10.9*	Canterbury Form of Severance and Change in Control Letter Agreement approved March 17, 2022 by and between Canterbury Park Holding Corporation and its executive officers, incorporated by reference from the Exhibit 10.2 to the Current Report on Form 8-K filed on March 22, 2022.

19.1**	Insider Trading Policy

21**	Subsidiaries of the Registrant

Exhibit Table Reference	Title of Document

23.1**	Consent of Independent Registered Public Accounting Firm

24**	Power of Attorney, Included in Signature Page

31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32***	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Canterbury Park Holding Company Compensation Recoupment Policy filed as Exhibit 10.1 to Form 8-K dated October 19, 2023 and incorporated herein by reference.

99.1**	Press Release dated March 10, 2025 announcing 2024 Fourth Quarter and Year-End Results

101

The following financial information from Canterbury Park Holding Corporation’s Annual Report on Form 10-K for the period ended December 31, 2024, formatted in eXtensible Business Reporting Language Inline XBRL; (i) Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations for the years ended December 31, 2024 and December 31, 2023, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024 and December 31, 2023, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2024 and December 31, 2023, and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Indicates a management contract or compensatory plan or arrangement.

** Filed herewith.

*** Furnished herewith.

(c).        No financial statement schedules are required by Item 8 and Item 15(c) of Form 10-K.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2025		CANTERBURY PARK HOLDING CORPORATION

	By	/s/ Randall D. Sampson
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

Signature	Title	Date

/s/ Randall D. Sampson	Chief Executive Officer and President (principal executive officer) and Director	March 11, 2025
Randall D. Sampson

/s/ Carin J. Offerman	Director	March 11, 2025
Carin J. Offerman

/s/ Peter W. Ahn	Director	March 11, 2025
Peter W. Ahn

/s/ Mark Chronister	Director	March 11, 2025
Mark Chronister

/s/ Maureen H. Bausch	Director	March 11, 2025
Maureen H. Bausch

/s/ John S. Himle	Director	March 11, 2025
John S. Himle

/s/ Damon E. Schramm	Director	March 11, 2025
Damon E. Schramm

/s/ Randy J. Dehmer	Chief Financial Officer (principal financial officer and principal accounting officer)	March 11, 2025
Randy J. Dehmer