Form 10-Q
period 2025-06-30
Canterbury Park Holding Corp
filed 2025-08-08
CIK 1672909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission File Number: 001-37858

CANTERBURY PARK HOLDING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	47-5349765
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer
Organization)	Identification No.)

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

The Company had 5,086,028 shares of common stock, $.01 par value, outstanding as of August 7, 2025.

Canterbury Park Holding Corporation

PART 1 – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2025	2024
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,442,407	$10,075,642
Restricted cash	5,940,759	3,611,776
Short-term investments	4,500,000	5,000,000
Accounts receivable, net of allowance of $7,670 for both periods	965,702	439,121
Inventory	363,539	250,658
Prepaid expenses	1,666,497	1,849,015
Income taxes receivable and prepaid income taxes	2,029,857	3,186,465
Total Current Assets	27,908,761	24,412,677

LONG-TERM ASSETS
Deposits	29,650	19,650
Other prepaid expenses	20,071	19,951
TIF receivable	19,819,258	18,898,445
Related party receivable	5,139,915	4,743,913
Operating lease right-of-use asset	16,731	27,674
Equity investment	5,812,399	6,976,091
Other long-term receivables	1,737,463	1,597,463
Land held for development	2,397,438	2,183,930
Land, buildings, and equipment, net	52,048,520	51,042,988
Total Long-term Assets	87,021,445	85,510,105
TOTAL ASSETS	$114,930,206	$109,922,782

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,427,107	$3,665,155
Casino accruals	2,075,977	2,159,249
Accrued wages and payroll taxes	1,979,176	2,151,524
Cash dividend payable	354,613	351,373
Accrued property taxes	1,103,400	1,103,784
Deferred revenue	1,092,431	311,244
Payable to horsepersons	3,266,588	870,775
Current portion of finance lease obligations	34,375	32,950
Current portion of operating lease obligations	16,731	27,674
Total Current Liabilities	14,350,398	10,673,728

LONG-TERM LIABILITIES
Deferred income taxes	9,846,000	9,846,000
Investee losses in excess of equity investment	6,852,567	5,016,198
Finance lease obligations, net of current portion	99,630	117,182
Other long-term liabilities	181,000	181,000
Total Long-term Liabilities	16,979,197	15,160,380
TOTAL LIABILITIES	31,329,595	25,834,108

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 5,086,028 and 5,036,717 respectively, shares issued and outstanding	50,860	50,367
Additional paid-in capital	29,797,790	28,940,887
Retained earnings	53,751,961	55,097,420
Total Stockholders’ Equity	83,600,611	84,088,674
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$114,930,206	$109,922,782

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
OPERATING REVENUES:
Casino	$9,488,723	$9,845,371	$18,680,881	$19,901,399
Pari-mutuel	2,263,361	2,598,716	3,341,846	3,772,984
Food and beverage	2,066,758	2,100,231	3,691,511	3,827,380
Other	1,846,892	1,658,077	3,093,128	2,798,621
Total Net Revenues	15,665,734	16,202,395	28,807,366	30,300,384

OPERATING EXPENSES:
Purse expense	1,963,226	2,304,648	3,204,966	3,677,405
Minnesota Breeders’ Fund	283,566	301,017	482,149	517,401
Other pari-mutuel expenses	280,285	323,777	457,455	522,166
Salaries and benefits	6,949,453	6,838,335	13,260,158	12,990,175
Cost of food and beverage and other sales	816,133	857,607	1,424,438	1,494,711
Depreciation and amortization	986,418	889,073	1,917,906	1,740,059
Utilities	457,563	386,843	816,094	729,678
Advertising and marketing	568,646	403,758	745,722	546,216
Professional and contracted services	1,596,849	1,445,486	2,807,714	2,697,928
Other operating expenses	1,331,777	1,329,636	2,609,275	2,500,556
Total Operating Expenses	15,233,916	15,080,180	27,725,877	27,416,295
INCOME FROM OPERATIONS	431,818	1,122,215	1,081,489	2,884,089
OTHER INCOME (LOSS)
Loss from equity investment	(1,389,604)	(1,174,499)	(2,962,766)	(2,026,746)
Interest income, net	479,380	532,570	922,661	1,071,097
Net Other Loss	(910,224)	(641,929)	(2,040,105)	(955,649)
(LOSS) INCOME BEFORE INCOME TAXES	(478,406)	480,286	(958,616)	1,928,440
INCOME TAX BENEFIT (EXPENSE)	151,000	(142,000)	332,000	(592,000)
NET (LOSS) INCOME	$(327,406)	$338,286	$(626,616)	$1,336,440

Basic (loss) earnings per share	$(0.06)	$0.07	$(0.12)	$0.27
Diluted (loss) earnings per share	$(0.06)	$0.07	$(0.12)	$0.27
Weighted average basic shares outstanding	5,060,543	4,984,953	5,050,003	4,975,889
Weighted average diluted shares	5,060,543	5,011,548	5,050,003	5,009,221
Cash dividends declared per share	$0.07	$0.07	$0.14	$0.14

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended June 30, 2025

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at March 31, 2025	5,058,088	$50,581	$29,259,400	$54,438,359	$83,748,340

Stock-based compensation	—	—	178,069	—	178,069
Dividend declared	—	—	—	(358,992)	(358,992)
401(k) stock match	13,113	131	248,098	—	248,229
Issuance of deferred stock awards	7,818	78	(78)	—	(0)
Shares issued under Employee Stock Purchase Plan	7,009	70	112,301	—	112,371
Net loss	—	—	—	(327,406)	(327,406)

Balance at June 30, 2025	5,086,028	$50,860	$29,797,790	$53,751,961	$83,600,611

For the six months ended June 30, 2025

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2024	5,036,717	$50,367	$28,940,887	$55,097,420	$84,088,674

Stock-based compensation	—	—	331,473	—	331,473
Dividend declared	—	—	—	(718,843)	(718,843)
401(K) stock match	25,213	252	477,030	—	477,282
Issuance of deferred stock awards	17,089	171	(63,901)	—	(63,730)
Shares issued under Employee Stock Purchase Plan	7,009	70	112,301	—	112,371
Net loss	—	—	—	(626,616)	(626,616)

Balance at June 30, 2025	5,086,028	$50,860	$29,797,790	$53,751,961	$83,600,611

For the three months ended June 30, 2024

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at March 31, 2024	4,982,770	$49,828	$27,588,885	$55,037,768	$82,676,481

Stock-based compensation	—	—	142,107	—	142,107
Dividend declared	—	—	—	(353,108)	(353,108)
401(k) stock match	10,384	104	226,683	—	226,787
Issuance of deferred stock awards	7,230	72	(72)	—	—
Shares issued under Employee Stock Purchase Plan	7,537	75	128,702	—	128,777
Net income	—	—	—	338,286	338,286

Balance at June 30, 2024	5,007,921	$50,079	$28,086,304	$55,022,946	$83,159,329

For the six months ended June 30, 2024

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2023	4,962,573	$49,626	$27,351,509	$54,395,462	$81,796,597

Stock-based compensation	—	—	271,121	—	271,121
Dividend distribution	—	—	—	(708,956)	(708,956)
401(K) stock match	20,336	203	444,035	—	444,238
Issuance of deferred stock awards	17,475	175	(109,062)	—	(108,887)
Shares issued under Employee Stock Purchase Plan	7,537	75	128,702	—	128,777
Net income	—	—	—	1,336,440	1,336,440

Balance at June 30, 2024	5,007,921	$50,079	$28,086,304	$55,022,946	$83,159,329

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating Activities:
Net (loss) income	$(626,616)	$1,336,440
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,917,906	1,740,059
Stock-based compensation expense	331,473	271,121
Stock-based employee match contribution	477,282	444,238
Loss from equity investment	2,962,766	2,026,746
Changes in operating assets and liabilities:
Accounts receivable	(526,581)	(794,748)
Increase in TIF receivable	(434,432)	(702,219)
Inventory, prepaid expenses and deposits	59,517	(123,535)
Income taxes receivable and prepaid income taxes	1,156,608	592,000
Other long-term receivables	(140,000)	—
Operating lease right-of-use asset	10,943	10,040
Operating lease liabilities	(10,943)	(10,040)
Accounts payable	(343,023)	(1,256,481)
Deferred revenue	781,187	659,881
Casino accruals	(83,272)	(302,981)
Accrued wages and payroll taxes	(172,348)	230,084
Accrued property taxes	(384)	2,646
Payable to horsepersons	2,395,813	2,887,213
Net cash provided by operating activities	7,755,896	7,010,463

Investing Activities:
Additions to land, buildings, and equipment	(2,031,971)	(5,810,147)
Additions for TIF eligible improvements	(486,381)	(45,805)
Increase in related party receivable	(396,002)	(845,666)
Proceeds from sale of short-term investments	5,000,000	5,000,000
Purchase of short-term investments	(4,500,000)	(5,000,000)
Cash dividends received from investments	37,295	12,772
Net cash used in investing activities	(2,377,059)	(6,688,846)

Financing Activities:
Proceeds from issuance of common stock	112,371	128,777
Cash dividend paid to shareholders	(715,603)	(701,973)
Payments for taxes related to net share settlement of equity awards	(63,730)	(108,887)
Principal payments on finance leases	(16,127)	(14,816)
Net cash used in financing activities	(683,089)	(696,899)

Net increase (decrease) in cash, cash equivalents, and restricted cash	4,695,748	(375,282)

Cash, cash equivalents, and restricted cash at beginning of period	13,687,418	25,841,754

Cash, cash equivalents, and restricted cash at end of period	$18,383,166	$25,466,472

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

Schedule of non-cash investing and financing activities
Additions to land, buildings, and equipment funded through accounts payable	$1,105,000	$1,381,000
Dividend declared but not yet paid	355,000	353,000
Change in investee losses in excess of equity investments	1,836,000	1,612,000
ROU assets obtained in exchange for lease obligations	—	171,000

Supplemental disclosure of cash flow information:
Interest paid	$6,000	$7,000

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

The condensed consolidated balance sheets and the related condensed consolidated statements of operations, stockholders’ equity, and the cash flows for the periods ended June 30, 2025 and 2024 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, statement of stockholders’ equity, and cash flows at June 30, 2025 and 2024 and for the periods then ended have been made.

Summary of Significant Accounting Policies – A detailed description of our significant accounting policies can be found in the 2024 Form 10-K. There were no material changes in significant accounting policies during the three and six months ended June 30, 2025.

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

Accounts Receivable - Accounts receivable are initially recorded for amounts due from other tracks for simulcast revenue, net of amounts due to other tracks, and for amounts due from customers related to catering and events. Credit is granted in the normal course of business without collateral. Accounts receivable are stated net of allowances for credit losses, which represent estimated losses resulting from the inability of customers to make the required payments. Accounts that are outstanding longer than the contractual terms are considered past due. We evaluate our allowance for credit losses and estimate collectability of current and non-current accounts receivable based on historical bad debt experience, our assessment of the financial condition of individual companies with which we do business, current market conditions, and reasonable and supportable forecasts of future economic conditions. In times of economic turmoil, our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty than in more stable periods. The Company does not have accounts receivable with original maturities greater than one year. The allowance for credit losses and activity as of June 30, 2025 and December 31, 2024 was not material.

Deferred Revenue – Deferred revenue includes advance sales related to racing, events and corporate partnerships. Revenue from these advance billings is recognized when the related event occurs or services have been performed.

Payable to Horsepersons - The Minnesota Pari-mutuel Horse Racing Act requires the Company to segregate a portion of funds (recorded as purse expense in the statements of operations) received from Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ association. Pursuant to an agreement with the Minnesota Horsemen’s Benevolent and Protective Association (“MHBPA”), the Company transferred into a trust account or paid directly to the MHBPA, $2,358,000 and $2,909,000 for the six months ended June 30, 2025 and 2024, respectively, related to thoroughbred races. Minnesota Statutes provide that amounts transferred into the trust account are the property of the trust and not of the Company, and therefore these amounts are not recorded on the Company’s Condensed Consolidated Balance Sheet.

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

Board of Directors Stock Options, Deferred Stock Awards, and Restricted Stock Grants

The Company’s Stock Plan currently authorizes annual grants of restricted stock, deferred stock, stock options, or any combination of the three, to non-employee members of the Board of Directors at the time of the Company’s annual shareholders’ meeting as determined by the Board prior to each such meeting. Deferred stock awards represent the right to receive shares of the Company's common stock upon vesting. Restricted stock and deferred stock grants to non-employee directors generally vest 100% one year after the date of the annual meeting at which they were granted, are subject to restrictions on resale for an additional year, and are subject to forfeiture if a board member terminates his or her board service prior to the shares vesting. The unvested deferred stock awards outstanding as of  June 30, 2025 to our non-employee directors consists only of the grants of deferred stock on June 5, 2025 of an aggregate 13,626 shares with a weighted average fair value per share of $17.61.

Board of Directors deferred stock transactions during the six months ended June 30, 2025 are summarized as follows:

		Weighted
		Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2024	10,734	$22.35
Granted	13,626	17.61
Vested	(10,734)	22.35
Forfeited	—	—
Non-Vested Balance, June 30, 2025	13,626	$17.61

Employee Deferred Stock Awards

The Company's Stock Plan permits its Compensation Committee to grant stock-based awards, including deferred stock awards, to key employees and non-employee directors. The Company has made deferred stock grants to key employees that vest over one to four years. Deferred stock awards represent the right to receive shares of the Company's common stock upon vesting.

During the six months ended June 30, 2025, the Company granted employees deferred stock awards totaling 27,400 shares of common stock, with a vesting term of approximately four years and a fair value of $19.43 per share. During the six months ended June 30, 2024, the Company granted employees deferred stock awards totaling 22,100 shares of common stock, with a vesting term of approximately four years and a fair value of $21.08 per share.

Employee deferred stock transactions during the six months ended June 30, 2025 are summarized as follows:

		Weighted
		Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2024	43,790	$22.52
Granted	27,400	19.43
Vested	(12,505)	22.61
Forfeited	(4,950)	22.67
Non-Vested Balance, June 30, 2025	53,735	$20.91

There were no stock options outstanding to any employee or other person at June 30, 2025. Stock-based compensation expense related to deferred stock awards and the employee stock purchase plan is included on the Condensed Consolidated Statements of Operations and totaled approximately $331,000 and $271,000 for the six months ended June 30, 2025 and 2024. At June 30, 2025, there was approximately $1,185,000 of total unrecognized stock-based compensation expense related to unvested employee and board of director deferred stock awards that is expected to be recognized over a period of approximately 3.8 years.

3.    NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income (numerator) amounts used for basic and diluted per share computations:	$(327,406)	$338,286	$(626,616)	$1,336,440

Weighted average shares (denominator) of common stock outstanding:
Basic	5,060,543	4,984,953	5,050,003	4,975,889
Plus dilutive effect of deferred stock awards	—	26,594	—	33,331
Diluted	5,060,543	5,011,548	5,050,003	5,009,221

Net (loss) income per common share:
Basic	$(0.06)	$0.07	$(0.12)	$0.27
Diluted	(0.06)	0.07	(0.12)	0.27

For the three and six months ended June 30, 2025, 13,397 shares and 26,542 shares , respectively, have been excluded from the calculation of diluted weighted average shares outstanding as the inclusion of these shares would have an anti-dilutive effect.

4.    GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with a financial institution. The agreement was amended as of February 28, 2021 to extend the maturity date to January 31, 2024 and increase its revolving credit line up to $10,000,000. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company, as well as a mortgage on certain real property. In the event that the Company borrowed under the agreement, the annual interest rate paid by the Company would be equal to the greater of the Prime Rate or 3.0%. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The general credit and security agreement was further amended as of January 31, 2024 to extend the maturity date to January 31, 2027 and reduce the maximum borrowing under the line of credit to $5,000,000. In connection with the amendment, the financial institution terminated a mortgage to release certain Company real property as collateral and the parties entered into a negative pledge agreement under which the Company agreed not to create any liens or encumbrances on certain Company real property. The Company had no borrowings under the credit line during the three and six months ended June 30, 2025. The outstanding balance on the line of credit was $0 at both June 30, 2025 and December 31, 2024.

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

The following tables represent a disaggregation of revenues from contracts with customers along with the Company’s operating segments (in 000’s):

	For the Six Months Ended June 30, 2025
	Horse Racing	Casino	Food and Beverage	Development	Total
Net revenues from external customers	$6,129	$18,681	$3,997	$—	$28,807
Intersegment revenues	191	—	575	—	766
Net interest income	304	—	—	619	923
Depreciation	1,693	151	74	—	1,918
Segment income (loss) before income taxes	(1,174)	1,971	720	(2,476)	(959)
Segment tax expense (benefit)	(406)	682	249	(857)	(332)

June 30, 2025
Segment Assets	$106,758	$890	$36,750	$36,979	$181,377

	For the Six Months Ended June 30, 2024
	Horse Racing	Casino	Food and Beverage	Development	Total
Net revenues from external customers	$6,211	$19,901	$4,188	$—	$30,300
Intersegment revenues	177	—	633	—	810
Net interest income	558	—	—	513	1,071
Depreciation	1,508	150	82	—	1,740
Segment income (loss) before income taxes	(1,334)	3,967	920	(1,625)	1,928
Segment tax expense (benefit)	(409)	1,218	282	(499)	592

December 31, 2024
Segment Assets	$99,810	$1,041	$35,679	$39,088	$175,618

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	For the Six Months Ended June 30,
	2025	2024
Revenues
Total net revenue for reportable segments	$29,573	$31,110
Elimination of intersegment revenues	(766)	(810)
Total consolidated net revenues	$28,807	$30,300

(Loss) income before income taxes
Total segment (loss) income before income taxes	$(20)	$3,142
Elimination of intersegment (loss) income before income taxes	(939)	(1,214)
Total consolidated (loss) income before income taxes	$(959)	$1,928

	June 30,	December 31,
	2025	2024
Assets
Total assets for reportable segments	$181,377	$175,618
Elimination of intercompany balances	(66,447)	(65,695)
Total consolidated assets	$114,930	$109,923

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

Effective December 21, 2023, the Company entered into its annual live race meet and purse fund contribution agreement with the Minnesota Horsemen’s Benevolent & Protective Association (“MNHBPA”) and the Minnesota Quarter Horse Racing Association (“MQHRA”) regarding the 2024 live race meet. In an effort to increase field size and improve the quality of racing for the 2024 season, the Company guaranteed purses for overnight races at $23,000 per race. The parties recognized there was likely to be a significant financial cost to the Company in establishing a 2024 thoroughbred purse structure intended to average $23,000 per conducted overnight race and that to maintain that average purse structure, the Company made an overpayment that may be repaid to the Company through reimbursement in subsequent racing years. This overpayment of purses by the Company was intended to create a short-term bridge until additional purse supplements can be obtained from other sources. At the conclusion of the 2024 live race meet, the Company recorded a receivable related to the overpayment of 2024 purses in the amount of $1,597,463, which is presented on the Company's balance sheet as of both June 30, 2025 and December 31, 2024.

Effective January 31, 2025, the Company entered into its annual live race meet and purse fund contribution agreement with the MNHBPA and the MQHRA regarding the upcoming 2025 live race meet. In an effort to maintain field size and improve the quality of racing for the 2025 season, the Company has guaranteed an additional $500,000 of purse monies to be distributed above the minimum amount defined in Minnesota Statutes Chapter 240. In the event that additional purse revenues are secured throughout the duration of the 2025 live race agreement through additional forms of gaming at the Company, new revenue streams, or legislative action, the Company has agreed to provide additional purse monies of up to $1,500,000, to a total of $2,000,000 in potential overpayment of purses to support the 2025 live race meet. The parties recognize there is likely to be a significant financial cost to the Company in establishing this 2025 thoroughbred purse structure and that to maintain that average purse structure, the Company will be making an overpayment that may be repaid to the Company through reimbursement in subsequent racing years. This anticipated overpayment of purses by the Company is intended to create a short-term bridge until additional purse supplements can be obtained from other sources. In the event that additional purse revenue is secured within the five years following the 2025 live race meet through additional forms of gaming at the Company, new revenue streams, or legislative action, the Company will be eligible for reimbursement of the actual 2025 overpayment amount from those purse supplements. The Company recorded a receivable related to the overpayment of 2025 purses in the amount of $140,000, which is presented on the Company's balance sheet as of June 30, 2025.

In the event that additional purse revenue is secured within the five years following the 2025 live race meet through additional forms of gaming at the Company, new revenue streams, or legislative action, the Company will be eligible for reimbursement of the actual 2024 and 2025 overpayment amounts from those purse supplements. Management believes it is likely that additional purse supplements will ultimately be obtained when considering both the length of time to secure such funds and the fact that legislation has been introduced in both chambers of the Minnesota legislature that would provide those supplements through revenues from taxes paid by sports wagering licenses. Accordingly, management believes no allowance related to this receivable is necessary at both  June 30, 2025 and December 31, 2024.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at June 30, 2025 and as of the date of this report, will not have a material impact on the Company’s consolidated financial positions or results of operations.

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

On September 27, 2018, Canterbury Development LLC contributed approximately 13 acres of land as its equity contribution in the Doran Canterbury I joint venture and became a 27.4% equity member. On December 20, 2018, financing for Doran Canterbury I was secured. Doran Canterbury I completed Phase I of the Project, which includes 321 units, a heated parking ramp, and a clubhouse. As the Company is able to assert significant influence, but not control, over Doran Canterbury I’s operational and financial policies, the Company accounts for the joint venture as an equity method investment.  For the three and six months ended June 30, 2025, the Company recorded losses of $840,000 and $1,836,000, respectively, on equity method investment related to this joint venture. For the three and six months ended June 30, 2024, the Company recorded losses of $848,000 and $1,612,000, respectively, on equity method investment related to this joint venture. In accordance with U.S. GAAP, since we are committed to provide future capital contributions to Doran Canterbury I, we also present as a liability in the accompanying Condensed Consolidated Balance Sheets the net balance recorded for our share of Doran Canterbury I's losses in excess of the amount funded into Doran Canterbury I, which was $6,853,000 and $5,016,000 at June 30, 2025 and December 31, 2024, respectively. See Note 9 of Notes to Financial Statements for a summary of member loans to Doran Canterbury I.

We are a party to a contribution and indemnity agreement with affiliates of Doran relating to debt financing by Doran Canterbury I as borrower, which is guaranteed by Doran affiliates. Under the contribution and indemnity agreement, as amended, the Company is obligated to reimburse and indemnify each loan guarantor for any amounts paid by such loan guarantor to the lender on debt financing by Doran Canterbury I, up to a maximum of $7,500,000 as of June 30, 2025. See Note 6. “Commitments and Contingencies.”

Doran Canterbury II, LLC

In connection with the execution of the Amended Doran Canterbury I Agreement, on August 18, 2018, Canterbury Development LLC entered into an Operating Agreement with Doran Shakopee, LLC as the two members of a Minnesota limited liability company entitled Doran Canterbury II, LLC (“Doran Canterbury II”). The Operating Agreement was amended and restated by the members effective July 30, 2020. On September 30, 2020, Canterbury Development LLC contributed approximately 10 acres of land as its equity contribution in the Doran Canterbury II joint venture and became a 27.4% equity member. Doran Canterbury II has completed developing Phase II of the project which includes an additional 300 apartment units. As the Company is able to assert significant influence, but not control, over Doran Canterbury II’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. For the three and six months ended June 30, 2025, the Company recorded losses of $463,000 and $975,000, respectively, on equity method investment related to this joint venture. For the three and six months ended June 30, 2024, the Company recorded losses of $232,000 and $417,000, respectively, on equity method investment related to this joint venture. Under the Operating Agreement, we are required to provide future member loans to Doran Canterbury II to cover the costs of construction or operating deficiencies. See Note 9 of Notes to Financial Statements for a summary of member loans to Doran Canterbury II.

We are a party to a contribution and indemnity agreement with affiliates of Doran relating to debt financing by Doran Canterbury II as borrower, which is guaranteed by Doran affiliates. Under the contribution and indemnity agreement, as amended, the Company is obligated to reimburse and indemnify each loan guarantor for any amounts paid by such loan guarantor to the lender on debt financing by Doran Canterbury II, up to a maximum of $1,000,000 as of June 30, 2025. See Note 6. “Commitments and Contingencies.”

Canterbury DBSV Development, LLC

On June 16, 2020, Canterbury Development LLC, entered into an Operating Agreement with an affiliate of Greystone Construction, as the two members of a Minnesota limited liability company named Canterbury DBSV Development, LLC ("Canterbury DBSV"). Canterbury DBSV was formed as part of a joint venture between Greystone and Canterbury Development LLC for a multi-use development on the 13-acre land parcel located on the southwest portion of the Company’s racetrack. Canterbury Development LLC's equity contribution to Canterbury DBSV was approximately 13 acres of land, which were contributed to Canterbury DBSV on July 1, 2020. In connection with its contribution, Canterbury Development became a 61.87% equity member in Canterbury DBSV. As the Company is able to assert significant influence, but not control, over Canterbury DBSV’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. Canterbury DBSV has since entered into multiple other joint venture investments, all related to the multi-use development of the 13-acre parcel mentioned before. All such investments are accounted for under the equity method by Canterbury DBSV. For the three and six months ended June 30, 2025, the Company recorded losses of $69,000 and $134,000, respectively, on equity method investment related to this joint venture. For the three and six months ended June 30, 2024, the Company recorded a loss of $94,000 and income of $3,000, respectively, on equity method investment related to this joint venture. For the three and six months ended June 30, 2025, the Company also received dividend distributions of $19,000 and $37,000, respectively, related to this joint venture. For the three and six months ended June 30, 2024, the Company received dividend distributions of $13,000 related to this joint venture.

Trackside Investments, LLC

On September 20, 2023, Canterbury Development, entered into an Operating Agreement with Trackside Holdings, LLC as the two members of a Minnesota limited liability company named Trackside Investments, LLC ("Trackside Investments"). Trackside Investments was formed as a joint venture for the development of an approximately 16,000 square foot restaurant and entertainment venue. Canterbury Development, LLC's equity contribution to Trackside Investments was approximately 3.5 acres of land, which were contributed to Trackside Investments on August 20, 2024. In connection with its contribution, Canterbury Development became a 50% equity member in Trackside Investments. In addition, Canterbury Development is guaranteed an annual 6% preferred return on the balance of Canterbury Development's undistributed base capital. As the Company is able to assert significant influence, but not control, over Trackside Investments' operational and financial policies, the Company accounts for the joint venture as an equity method investment. For the three and six months ended June 30, 2025, the Company recorded a loss of $18,000 on equity method investment related to this joint venture. As of June 30, 2024, the proportionate share of Trackside Investments' earnings was immaterial as Trackside Investments was not placed into service until June 2025.

The following table summarizes changes to the Equity investment and Investee losses in excess of equity investment lines on our consolidated balance sheets as of  June 30, 2025 and December 31, 2024:

	Equity investment	Investee losses in excess of equity investment	Equity investment, net
Net Equity Investment Balance at 12/31/24	$6,976,091	$(5,016,198)	$1,959,893

Q1 Equity investment loss	(576,502)	(996,660)	(1,573,162)

Q2 Equity investment loss	(549,895)	(839,709)	(1,389,604)

Dividends received from investments	(37,295)	—	(37,295)

Net Equity Investment Balance at 6/30/25	$5,812,399	$(6,852,567)	$(1,040,168)

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

As of June 30, 2025, the Company recorded a TIF receivable of approximately $19,819,000, which represents $16,037,000 of principal and $3,782,000 of interest. Management believes future tax revenues generated from current development activity will exceed the Company's development costs and thus, management believes no allowance related to this receivable is necessary. As of December 31, 2024, the Company recorded a TIF receivable of approximately $18,898,000, which represented $15,551,000 of principal and $3,347,000 of interest.

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

Lease costs related to operating leases were $11,276 and $10,714, respectively, for the six months ended June 30, 2025 and 2024. The total lease expenses for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or liability was $250,613 and $227,886 for the six months ended June 30, 2025 and 2024, respectively.

Lease costs included in depreciation and amortization related to our finance leases were $18,091 and $10,666 for the six months ended June 30, 2025 and 2024, respectively. Interest expense related to our finance leases was immaterial.

The following table shows the classification of the right of use assets on our consolidated balance sheets:

		June 30,	December 31,
	Balance Sheet Location	2025	2024
Assets
Finance	Land, buildings and equipment, net (1)	$134,005	$150,132
Operating	Operating lease right-of-use assets	16,731	27,674
Total Leased Assets		$150,736	$177,806

1 – Finance lease assets are net of accumulated amortization of $46,905 and $30,779 as of June 30, 2025 and December 31, 2024, respectively.

The following table shows the lease terms and discount rates related to our leases:

	June 30,	December 31,
	2025	2024
Weighted average remaining lease term (in years):
Finance	3.5	4.0
Operating	0.3	0.4
Weighted average discount rate (%):
Finance	8.5%	8.5%
Operating	8.0%	8.0%

The maturity of operating leases and finance leases as of June 30, 2025 are as follows:

Six Months Ended June 30,	Operating leases	Finance leases
2025 remaining	$16,952	$22,223
2026	—	44,447
2027	—	44,447
2028	—	44,251
2029 and beyond	—	—
Total minimum lease obligations	16,952	155,368
Less: amounts representing interest	(221)	(21,363)
Present value of minimum lease payments	16,731	134,005
Less: current portion	(16,731)	(34,375)
Lease obligations, net of current portion	$—	$99,630

9.  RELATED PARTY RECEIVABLES

Since 2019, the Company has made member loans to the Doran Canterbury I and the Doran Canterbury II joint ventures totaling approximately $4,039,000 and $3,812,000 as of June 30, 2025 and December 31, 2024, respectively. These member loans bear interest at the rate equal to the Prime Rate plus two percent per annum, and accrued interest totaled $1,082,000 and $898,000 as of June 30, 2025 and December 31, 2024, respectively. For the three and six months ended June 30, 2025, the Company recorded interest income of $94,000 and $184,000, respectively, related to these member loans. For the three and six months ended June 30, 2024, the Company recorded interest income of $94,000 and $175,000, respectively, related to these member loans. The Company expects to be fully reimbursed for these member loans as and when the joint ventures achieve positive cash flow. Under the Operating Agreements for Doran Canterbury I and Doran Canterbury II, the joint ventures must repay member loans before payments to members in accordance with their percentage interests.

The Company has also recorded related party receivables of approximately $19,000 and $34,000 as of  June 30, 2025 and December 31, 2024, respectively, for various related costs incurred by the Company. The Company expects to be fully reimbursed for these costs by the related parties in the following year.

10.  SUBSEQUENT EVENTS

On  July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA” or the “Act”) was signed into law. The OBBBA includes numerous changes to U.S. corporate income tax law, including but not limited to: permanent 100% bonus depreciation for qualified property, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest expense, increased Section 179 expensing limits, and expanded limitations on the deductibility of executive compensation under IRC Section 162(m). The legislation has multiple effective dates, with certain provisions effective in 2025 and other effective through 2027. We will evaluate all deferred tax balances under the newly enacted tax law and identify any changes required to our financial statements as a result of the OBBBA. We are still evaluating the impact of the OBBBA on our consolidated financial statements.

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

Operations Review for the Three and Six Months Ended June 30, 2025:

Revenues:

Total net revenues for the three months ended June 30, 2025 were $15,666,000, a decrease of $537,000, or 3.3%, compared to total net revenues of $16,202,000 for the three months ended June 30, 2024. Total net revenues for the six months ended June 30, 2025 were $28,807,000, a decrease of $1,493,000, or 4.9%, compared to total net revenues of $30,300,000 for the six months ended June 30, 2024. See below for a further discussion of our sources of revenues.

Casino Revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Poker Games Collection	$1,827,000	$1,934,000	$3,751,000	$3,810,000
Other Poker Revenue	701,000	740,000	1,510,000	1,451,000
Total Poker Revenue	2,528,000	2,674,000	5,261,000	5,261,000

Table Games Collection	5,654,000	6,320,000	11,127,000	13,216,000
Other Table Games Revenue	1,307,000	851,000	2,293,000	1,424,000
Total Table Games Revenue	6,961,000	7,171,000	13,420,000	14,640,000

Total Casino Revenue	$9,489,000	$9,845,000	$18,681,000	$19,901,000

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

As indicated by the table above, total Casino revenue decreased $356,000, or 3.6%, and decreased $1,220,000, or 6.1%, for the three and six months ended June 30 , 2025, respectively, compared to the same periods in 2024. The decrease for the three and six months ended June 30 , 2025 can be primarily attributed to both a decrease in drop, due to increased competition, and a lower average collection revenue rate in table games, somewhat offset by an increase in our other table games revenue due to increases related to our progressive jackpot revenue.

Pari-Mutuel Revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Simulcast	$1,030,000	$1,148,000	$1,812,000	$2,014,000
Live Racing	442,000	540,000	442,000	540,000
Guest Fees	398,000	537,000	398,000	537,000
Other revenue	393,000	374,000	690,000	682,000
Total Pari-Mutuel Revenue	$2,263,000	$2,599,000	$3,342,000	$3,773,000

Total pari-mutuel revenue decreased $336,000, or 12.9%, and decreased $431,000, or 11.4%, for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The decrease for the three and six months ended June 30, 2025 can be primarily attributed to both decreased live race days year-over-year (14 race days in 2025 compared to 17 race days in 2024) and lower simulcast revenues which is related to less overall race days for other race tracks across the country compared to the same periods in 2024.

Food and Beverage Revenue:

Food and beverage revenue decreased $33,000, or 1.6%, and decreased $136,000, or 3.5%, for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The decreases for both periods are primarily related to lower Casino revenues and fewer live race days noted above.

Other Revenue:

Other revenues, consisting of admission revenues, corporate sponsorships, space rentals, and other miscellaneous activities, increased $189,000, or 11.4%, and increased $295,000, or 10.5%, for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The increases are primarily due to admission revenue increases related to hosting large scale special events that took place in the first half of 2025.

Operating Expenses:

Total operating expenses increased $154,000, or 1.0%, and increased $310,000, or 1.1%, for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The following paragraphs provide further detail regarding certain operating expenses.

Purse expense decreased $341,000, or 14.8%, and decreased $472,000, or 12.8%, for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The decreases are primarily due to the decreased Casino and pari-mutuel revenues noted above.

Salaries and benefits increased $111,000, or 1.6%, and increased $270,000, or 2.1%, for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The increases are primarily due to annual wage increases along with the State of Minnesota annual mandated increase in the minimum wage.

Depreciation and amortization increased $97,000, or 10.9%, and increased $178,000, or 10.2%, for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The increases are primarily due to placing larger fixed assets into service related to our barn relocation and redevelopment plan in the second quarters of both 2024 and 2025.

Advertising and marketing costs increased $165,000, or 40.8%, and increased $200,000, or 36.5%, for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The increases are primarily due to implementing new Casino promotions to attract and retain new players.

Professional and contracted services increased $151,000, or 10.5%, and increased $110,000, or 4.1%, for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The increases are primarily due to increased live racing regulation costs from the Horseracing Integrity and Safety Authority.

Other Income (Loss), Net:

Other loss, net, for the three months ended June 30, 2025 was $910,000, a decrease of $268,000, compared to other loss, net, of $642,000 for the three months ended June 30, 2024. Other loss, net, for the six months ended June 30, 2025 was $2,040,000, a decrease of $1,084,000, compared to other loss, net, of $956,000 for the six months ended June 30, 2024. The decreases compared to the comparable periods of 2024 are primarily due to depreciation expense and debt service costs from our Doran Canterbury II joint venture as it became fully operational during the second quarter of 2024.

Income Taxes:

The Company recorded a provision for income taxes with a benefit of $151,000 and expense of $142,000 for the three months ended June 30, 2025 and 2024, respectively. The Company recorded a provision for income taxes with a benefit of $332,000 and expense of $592,000 for the six months ended June 30, 2025 and 2024, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The income tax benefit for the three and six months ended June 30, 2025 compared to the income tax expense for the same periods in 2024 is primarily due to a decrease in income before taxes from operations and a federal interest income tax refund in the first quarter of 2025. Our effective tax rate was 31.6% and 34.6%  for three and six months ended June 30, 2025, respectively. Our effective tax rate was 29.6% and 30.7%  for three and six months ended June 30, 2024, respectively.

Net (Loss) Income:

The Company recorded a net loss of $327,000, or $0.06 per basic and diluted share and $627,000, or $0.12 per basic and diluted share, for the three and six months ended June 30, 2025, respectively. The Company recorded net income of $338,000, or $0.07 per basic and diluted share and $1,336,000, or $0.27 per basic and diluted share, for the three and six months ended June 30, 2024, respectively.

EBITDA

To supplement our financial statements, we also provide investors with information about our EBITDA and Adjusted EBITDA, each of which is a non-GAAP measure, which excludes certain items from net income, a GAAP measure. See the table below, which presents reconciliations of these measures to the GAAP equivalent financial measures. We define EBITDA as earnings before interest, income tax expense, and depreciation and amortization. We also compute Adjusted EBITDA, which reflects additional adjustments to Net Income to eliminate unusual or non-recurring items, as well as items relating to our real estate development operations and we believe the exclusion of these items allows for better comparability of our performance between periods and is useful in allowing greater transparency related to a significant measure used by management in its financial and operational decision-making. Adjusted EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business, excluding the impact of our real estate segment, and provides a perspective on the current effects of operating decisions relating to our core, non-real estate business. For the three and six months ended June 30, 2025 and 2024, Adjusted EBITDA excluded stock-based compensation, as well as depreciation and amortization relating to equity investments, and interest expense related to equity investments. Neither EBITDA nor adjusted EBITDA is a measure of performance calculated in accordance with GAAP and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance. EBITDA is presented as a supplemental disclosure because we believe that, when considered with measures calculated in accordance with GAAP, EBITDA and Adjusted EBITDA provide a more complete understanding of our operating results before the impact of investing and financing transactions and income taxes, and it is a widely used measure of performance and a basis for valuation of companies in our industry. Moreover, other companies that provide EBITDA or Adjusted EBITDA information may calculate EBITDA or Adjusted EBITDA differently than we do.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and to adjusted EBITDA (defined above) which are non-GAAP financial measures, for the three and six months ended June 30, 2025 and 2024:

Summary of EBITDA Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NET (LOSS) INCOME	$(327,406)	$338,286	$(626,616)	$1,336,440
Interest income, net	(479,380)	(532,570)	(922,661)	(1,071,097)
Income tax (benefit) expense	(151,000)	142,000	(332,000)	592,000
Depreciation and amortization	986,418	889,073	1,917,906	1,740,059
EBITDA	28,632	836,789	36,629	2,597,402
Stock-based compensation	426,298	368,893	808,755	715,358
Depreciation and amortization related to equity investments	678,733	535,164	1,451,026	1,062,789
Interest expense related to equity investments	739,540	666,507	1,516,075	1,244,822
ADJUSTED EBITDA	$1,873,203	$2,407,353	3,812,485	5,620,371

Adjusted EBITDA decreased $534,000, or 22.2%, and decreased $1,808,000, or 32.2%, for the three and six months ended June 30, 2025, compared to the same periods in 2024. The decrease in Adjusted EBITDA is primarily due to an overall decrease in income from operations. For the three and six months ended June 30, 2025, Adjusted EBITDA as a percentage of net revenue was 12.0% and 13.2%, respectively. For the three and six months ended June 30, 2024, Adjusted EBITDA as a percentage of net revenue was 14.9% and 18.5%, respectively.

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

Liquidity and Capital Resources:

The Company's primary source of liquidity and capital resources have been and are expected to be cash flow from operations and cash available under our revolving line of credit. The Company has a line of credit and security agreement with a financial institution. The agreement was amended as of February 28, 2021 to extend the maturity date to January 31, 2024 and increase its revolving credit line up to $10,000,000. The line of credit was collateralized by all receivables, inventory, equipment, and general intangibles of the Company, as well as a mortgage on certain real property. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The general credit and security agreement was further amended as of January 31, 2024 to extend the maturity date to January 31, 2027 and reduce the maximum borrowing under the line of credit to $5,000,000. In connection with the amendment, the financial institution terminated a mortgage to release certain Company real property as collateral and the parties entered into a negative pledge agreement under which the Company agreed not to create any liens or encumbrances on certain Company real property. As of June 30, 2025, the outstanding balance on the line of credit was $0. As of June 30, 2025, the Company was in compliance with the financial covenants of the credit and security agreement.

The Company’s cash, cash equivalents, and restricted cash balance at June 30, 2025 was $18,383,000 compared to $13,687,000 as of December 31, 2024. In August 2023, the Company received approval for a three-phase barn relocation and redevelopment plan totaling approximately $15 million over the course of two years. As of June 30, 2025, the Company has substantially completed the project, with estimated remaining costs of approximately $1,000,000. In addition, the Company expects to spend the remaining $1,555,000 in tax increment financing over the next six months for the completion of the private redevelopment plan. The Company believes that unrestricted funds available in its cash accounts, amounts available under its revolving line of credit, along with funds generated from operations and potential future land sales, will be sufficient to satisfy its ongoing liquidity and capital resource requirements for regular operations, as well as these planned development expenses for at least the next twelve months. Furthermore, if the Company engages in additional significant real estate development, significant improvements to its facilities, the Racetrack or surrounding grounds, or strategic growth or diversification transactions, additional financing would more than likely be required and the Company may seek this additional financing through joint venture arrangements, through incurring debt, or through an equity financing, or a combination of any of these.

Operating Activities

Trends in our operating cash flows tend to follow trends in operating income but can be affected by changes in working capital, the timing of significant interest payments, and tax payments or refunds. Net cash provided by operating activities for the six months ended June 30, 2025 was $7,756,000, primarily as a result of the following: the Company reported a net loss of $627,000, depreciation and amortization of $1,918,000, a loss from equity investment of $2,963,000, and stock-based compensation and 401(k) match totaling $809,000. The Company also experienced an increase in payable to horsepersons of $2,396,000 and an increase in deferred revenue of $781,000, both primarily due to the timing of our live racing season.  This was offset by an increase in accounts receivable of $527,000, also due to the timing of our live racing season, and an increase in TIF receivable of $434,000, related to the interest accrued, for the six months ended June 30, 2025.

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

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 was $2,377,000, primarily due to additions to land, buildings, and equipment of $2,032,000 and an increase in TIF eligible improvements of $486,000, both of which are associated with the redevelopment plan, an increase in related party receivable of $396,000, primarily due to additional member loans and interest related to the member loans, and purchases of short-term investments of $4,500,000. This was partially offset by proceeds from the sale of short-term investments of $5,000,000.

Net cash used in investing activities for the six months ended June 30, 2024 was $6,689,000, primarily due to additions to land, buildings, and equipment of $5,810,000 and an increase in related party receivables of $846,000.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2025 was $683,000, primarily due to cash dividends paid to shareholders and payments for taxes of equity awards. The Company declared a cash dividend of $0.07 per share payable during the three months ended June 30, 2025.

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

These accounting estimates are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Management made no changes to the Company’s critical accounting estimates during the quarter ended June 30, 2025. In applying its critical accounting estimates, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended June 30, 2025.

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

Estimate of the allowance for doubtful accounts - Property Tax Increment Financing "TIF" Receivable

As of June 30, 2025, the Company recorded a TIF receivable on its Consolidated Balance Sheet of approximately $19,819,000, which represents $16,037,000 of principal and $3,782,000 of interest. The TIF receivable requires significant management estimates and judgement pertaining to whether an allowance for doubtful accounts is necessary. The TIF receivable was generated in connection with the Contract for Private Redevelopment, in which the City of Shakopee has agreed that a portion of the future tax increment revenue generated from the developed property around the Racetrack will be paid to the Company to reimburse it for expenses in constructing public infrastructure improvements.

The Company typically performs an annual collectability analysis of the TIF receivable in the fourth quarter of each year, or more frequently if indicators of potential uncollectability exist. The Company utilizes the assistance of a third party to assist with the projected tax increments. The quantitative analysis includes assumptions based on the market values of the completed development projects within Canterbury Commons, which derives the future projected tax increment revenue. The Company uses the analysis to determine if the future tax increment revenue will exceed the Company's development costs on infrastructure improvements. As a result of our analysis for the year ended December 31, 2024, management believes the TIF receivable will be fully collectible and no allowance related to this receivable is necessary. There were no indicators of potential uncollectability for the three months ended June 30, 2025.

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

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.      Defaults upon Senior Securities

Not Applicable.

Item 4.      Mine Safety Disclosures

Not Applicable.

Item 5.      Other Information

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.      Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1	Press Release dated August 7, 2025 announcing 2025 First Quarter Results.

101

The following financial information from Canterbury Park Holding Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, formatted in Inline eXtensible Business Reporting Language XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2025 and June 30, 2024, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2025 and June 30, 2024, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and June 30, 2024, and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: August 8, 2025	/s/ Randall D. Sampson
Randall D. Sampson
President and Chief Executive Officer (principal executive officer)

Dated: August 8, 2025	/s/ Randy J. Dehmer
Randy J. Dehmer
Chief Financial Officer (principal financial officer, principal accounting officer)