Form 10-K
period 2025-12-31
Canterbury Park Holding Corp
filed 2026-03-10
CIK 1672909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of common stock held by non-affiliates based on the price at which the Company’s common stock was last sold on the Nasdaq Global Market, on June 30, 2025, the end of the registrant’s most recently completed second fiscal quarter, was $73,190,742. On March 9, 2026, the Company had 5,123,785 shares of common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders, which will be filed within 120 days of the Company's fiscal year end of December 31, 2025, are incorporated by reference into Part III of this Form 10-K.

CANTERBURY PARK HOLDING CORPORATION

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED December 31, 2025

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

Canterbury Park Entertainment

Through Canterbury Entertainment, we host pari-mutuel wagering on thoroughbred and quarter horse races and “unbanked” card games at our Canterbury Park Racetrack and Casino facility (the “Racetrack”) in Shakopee, Minnesota, which is approximately 20 miles southwest of downtown Minneapolis. The Racetrack is the only facility in the State of Minnesota that offers live pari-mutuel thoroughbred and quarter horse racing. Our pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack and year-round wagering on races held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”). Unbanked card games, in which patrons compete against each other instead of the house, are also hosted in the Casino at the Racetrack. The Casino has historically operated 24 hours a day, seven days a week and has offered both poker and table games at up to 80 tables as allowed by Minnesota statute. We also derive revenues from related services and activities, such as food and beverage, advertising signage, publication sales, and catering and events held at the Racetrack. The ownership and operation of the Racetrack and the Casino are significantly regulated by the Minnesota Racing Commission (“MRC”). Canterbury Entertainment is the direct owner of all land, facilities, and substantially all other assets related to our pari-mutuel wagering, Casino, concessions, and other related businesses (“Racetrack Operations”), and is subject to direct regulation by the MRC. Canterbury Development is the direct owner of all land used in the real estate development operations. We own approximately 260 acres of land as of December 31, 2025, in Shakopee, Minnesota where the Racetrack is located.

Traditionally, our revenues have been principally derived from three activities: Casino operations, pari-mutuel operations, and food and beverage operations. For the year ended December 31, 2025, revenues from Casino operations represented 62.3% of total net revenues, wagering on horse races represented 12.9% of total net revenues, and food and beverage revenue represented 13.8% of total net revenues. These components of revenue are described in more detail below. In addition, other revenues, which are principally derived from the three activities noted above, represented 11.0% of total net revenues for the year ended December 31, 2025.

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

Live Racing

For the years ended December 31, 2025 and 2024, the Racetrack hosted 50 and 53 days of live racing, respectively, beginning in May and concluding in September. In 2025, the Company had one day of live racing cancelled and one other day shortened due to inclement weather. In 2024, the Company had one day of live racing shortened due to inclement weather.

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

The Company is able to offer simulcast racing seven days a week, 364 days a year from racetracks around the world, including Churchill Downs, Santa Anita, Gulfstream Park, Belmont Park, Saratoga Racecourse, and Meydan Racecourse. In addition, races of national interest, such as the Kentucky Derby, the Preakness Stakes, the Belmont Stakes, and the Breeders’ Cup supplement the regular simulcast program. The Company regularly evaluates its agreements with other racetracks to offer the most popular simulcast signals of live horse racing that are reasonably available.

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

Table games, including Blackjack, Mississippi Stud, Fortune Pai Gow, Three Card Poker, Four Card Poker, Ultimate Texas Hold ‘Em, Five Treasures Baccarat, Criss Cross Poker, Free Bet Blackjack, DJ Wild, Double Down Madness Blackjack, and I Luv Suits, with betting limits ranging between $1 and $300, are currently offered in our Casino. The Company has the option to offer banked games under the Minnesota law governing Casino operations but currently only offers “unbanked” games. “Unbanked” refers to a wagering system or game where wagers lost in card games are accumulated into a player pool liability for purposes of enhancing the total amount paid back to winning players. The Company can only serve as custodian of the player pool, may not have an active interest in any card game, and does not recognize amounts that dealers “win” or “lose” during the course of play as revenue. The primary source of table games revenue is a percentage of the buy in received from the players, aggregated up to 20% per day, as defined by the MRC regulations, as compensation for providing the Casino facility and services, referred to as “collection revenue.” In addition, several table games offer a progressive jackpot. The player has the option of playing the jackpot with the opportunity to win some or the entire jackpot amount, depending upon the player’s hand.

Under Minnesota law, the Company is required to pay 10% of the first $6 million of gross Casino revenues towards purses for live horse racing at the Racetrack. After meeting the $6 million threshold, the Company must pay 14% of gross Casino revenues as purse monies. Of funds allocated for purses, the Company pays 10% of the purse monies to the MBF, which is a fund apportioned by the MRC among various purposes related to Minnesota’s horse breeding and horse racing industries. The remaining 90% of purse monies are divided between thoroughbred and quarter horse purse funds, the split of which is governed by an agreement that we negotiate annually with the MNHBPA and the MQHRA.

Food and Beverage Operations

We derive revenue from our food and beverage operations through sales at concession stands, restaurant and buffet, bars, and other food venues. The Company currently offers two, year-round café style restaurants and full service bars within the Casino and simulcast area. The Casino offers tableside menu service generally 20 hours a day. Our Triple Crown Club offers lounge services along with a buffet restaurant. During live racing, a wide variety of concession-style food and beverage options are available to our guests.

The food and beverage operations also include our catering and events operations. We have one of the largest event spaces in the Twin Cities with more than 100,000 square feet of available space. Our facilities provide a variety of purposes for year-round events and other activities. Our event space has been used for craft shows, trade shows, pool and poker tournaments, mixed martial arts events, automobile and other utility vehicle shows, and fundraisers. Our outdoor spaces have been used for concerts, snowmobile races, rodeos, and other competitions. The infield of the Racetrack has also been used as a concert and event area. In addition to event space, we have offered space in our horse stable area for rent for boat storage during the winter months and recreational vehicle storage during the summer months.

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

In 2025, Canterbury Development continued to pursue various development opportunities for the underutilized land in a project known as Canterbury Commons™. Canterbury Development continues to pursue various mixed use development opportunities, such as residential development, office, restaurants, hotel, entertainment, and retail operations. As of December 31, 2025, Canterbury Development has contributed approximately 40 acres of land to four, separate joint ventures described below.

In addition, we have sold several parcels of land, totaling approximately 50 acres, to third parties that have and will develop the property as described below. Although we will have no continuing ownership in these land sales, we believe the future developments of these properties will contribute to the overall vitality of Canterbury Commons and drive visitation and spend to Canterbury Park.

The following is a summary of our real estate development projects within Canterbury Commons as of December 31, 2025:

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

○ In August 2020, Doran exercised its option for Phase II of the project, which includes an additional 305 residential units, and the Company entered into a second joint venture with Doran called Doran Canterbury II, LLC. Pursuant to this second agreement, the Company transferred roughly 10 acres of land to Doran Canterbury II, LLC. In addition to receiving 27.4% ownership in Doran Canterbury II, the exchange resulted in the repayment of a $2.9 million note receivable which was on the Company’s balance sheet as a related party receivable as of June 30, 2020. Groundwork on the Doran Canterbury II site began in October 2020, paving the way for the ground-up construction of the second phase of apartments, which began construction in March 2022 with initial occupancy occurring in January 2024.

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

○ During the fourth quarter of 2022, Canterbury DBSV transferred approximately 1.5 acres of land as an equity contribution into another joint venture, called SW Gateway, LLC, a Minnesota limited liability company. In connection with its contribution, Canterbury DBSV became a 45.9% equity member in SW Gateway, LLC. The land was used for the development of a new 11,000 square foot building that is occupied by a local restaurant and brewery, both of which began operations in July 2023.

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

○ During the third quarter of 2024, Canterbury DBSV transferred approximately 1.5 acres of land as an equity contribution into another joint venture, called High Stakes, LLC, a Minnesota limited liability company. In connection with its contribution, Canterbury DBSV became a 31.22% equity member in High Stakes, LLC. The land was used for the development of a new, 28,000 square foot office building. The project was completed in the 2025 fourth quarter.

● On September 20, 2023, Canterbury Development, entered into an Operating Agreement with Trackside Hospitality, LLC as the two members of a Minnesota limited liability company named Trackside Investments, LLC ("Trackside Investments"). Trackside Investments was formed as a joint venture for the development of an approximately 16,000 square foot restaurant and entertainment venue, which began operations in June 2025. Canterbury Development's equity contribution to Trackside Investments was approximately 3.5 acres of land, which were contributed to Trackside Investments on August 20, 2024. In connection with its contribution, Canterbury Development became a 50% equity member in Trackside Investments. In addition, Canterbury Development is guaranteed an annual 6% preferred return on the balance of Canterbury Development's undistributed base capital.

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

○ Development approvals by Pulte on 110 new for sale row homes and townhome residences at Canterbury Commons was completed in late 2020. The project received its approvals from the City of Shakopee in a joint planned urban development application with Lifestyle Communities, which is located adjacent to the townhome project. Ground improvements and utility work commenced in early 2021 for both projects. Pulte has completed construction of all row home and townhome buildings with all of the residences occupied as of December 31, 2025 .

● In September 2021, the Company entered into a purchase agreement to sell approximately 37 acres of land on the northeast corner of the Racetrack to Minneapolis-based Swervo Development Corporation (“Swervo”). Swervo intends to construct a state-of-the-art amphitheater as part of the Canterbury Commons development. The closing of the land sale took place in April 2023 for approximately $8,800,000 in total consideration. In late 2023, Swervo broke ground and construction is underway on the amphitheater. They have announced their 2026 live concert series that will begin in June. In connection with the land sale and amphitheater development, Canterbury received approval for a three-phase barn relocation and redevelopment plan which was substantially completed in 2025. We believe this $15 million barn area redevelopment project will continue the Company’s ongoing commitment to provide quality horse racing in the State of Minnesota as well as allow for future development of Canterbury’s underutilized land.

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

Additionally, Internet-based interactive gaming and wagering is growing rapidly and adversely affects all forms of wagering offered by the Company. In recent years, this form of wagering has become increasingly prevalent, as evidenced by the growth of sweepstakes websites and predictive market wagering.

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

In addition, the law requires that the Company reimburse the MRC for actual costs, including stewards, state veterinarians and drug testing, related to the regulating of live racing. For fiscal years ended December 31, 2025 and 2024, the Company paid $557,000 and $555,000, respectively, to the MRC as reimbursement for costs of regulating live racing operations.

The MRC is also authorized by the Racing Act to regulate Casino operations. The law requires that the Company reimburse the MRC for its actual costs, including personnel costs, of regulating the Casino. For fiscal years ended December 31, 2025 and 2024, the Company paid $354,000 and $356,000, respectively, to the MRC as reimbursement for costs of regulating Casino operations.

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

Advanced Deposit Wagering Legislation

Minnesota ADW legislation that became effective November 1, 2016 requires ADW providers to be licensed by the MRC and established licensing criteria and regulatory oversight of ADW providers doing business in the State of Minnesota. The law allows licensed racetracks to negotiate separate agreements with the ADW providers to remit source market fees to those racetracks. The ADW source market revenue to the Company totaled approximately $1,326,000 and $1,288,000 for the fiscal years ended December 31, 2025 and 2024, respectively. As part of the agreement, 50% of source market fees is allocated to purse accounts and the MBF.

Horseracing Integrity and Safety Act

The Horseracing Integrity and Safety Act ("HISA"), which was passed at the end of 2020 and amended in late 2022, creates uniform national standards for thoroughbred racing in the areas of racetrack safety and medication. The Horseracing Integrity and Safety Authority was established to enforce HISA and operates under the oversight of the Federal Trade Commission. In addition to oversight by the MRC, our Racetracks and their participants are subject to the HISA equine safety, welfare and drug testing rules and regulations established by the Horseracing Integrity and Safety Authority under HISA.

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

To support its Casino, pari-mutuel horse racing, and catering and events businesses, the Company conducts year-round marketing efforts to maintain the loyalty of existing customers and attract new players and customers to the property. The Company uses radio, television, digital advertising, social media, print advertising, and direct marketing to communicate to its audiences. In addition to its regular advertising and communication program, the Company conducts numerous special promotions, handicapping contests, and Casino tournaments to attract incremental visits. The Company also uses a player rewards and database marketing program to enhance the loyalty of its guests.

The Company continues to focus on creating a premier guest experience as the core element of its marketing efforts. This includes delivering great customer service, developing new food and beverage offerings, creating fan education programs, and providing entertainment opportunities that go beyond the traditional pari-mutuel wagering and card playing activities.

Human Capital and Team Members

Talent Management

At December 31, 2025, the Company had 214 full-time team members and 532 part-time team members. The Company adds approximately 350 team members on a seasonal basis for live racing operations from early May until September. We have seen, and continue to see, industry-wide labor shortages causing challenges in hiring or re-hiring for certain positions. In response, we have enhanced our recruitment and retention efforts and increased compensation where needed to maintain competitiveness in this difficult market.

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

Health and Safety

During 2025, we continued to focus significant attention to enhancing health and safety protocols. In addition, our employee guidelines and policies are founded on our cornerstones of safety, service, courtesy, cleanliness, and integrity. We are committed to equal opportunity employment and prohibit harassment or discrimination of any kind. We have adopted an open door policy to encourage an honest employer-associate relationship which includes a confidential hotline available to all employees.

Executive Officers

The executive officers of the Company, their ages and their positions with the Company at March 10, 2026 are as follows:

Name	Age	Position with Company
Randall D. Sampson	67	President, CEO, and Chairman of the Board

Randy J. Dehmer	43	Senior Vice President of Finance and CFO

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

Our growth strategy may place significant demands on our financial, operational, and management resources. We may not successfully execute on our growth strategy because of legislative, regulatory, financial, or other hurdles that we fail to overcome in a timely fashion. Additionally, we may compete with other companies for attractive strategic opportunities. The process of identifying and exploring strategic transactions and initiatives is time consuming and may result in a diversion of management’s time and attention away from existing business activities. Additionally, if we do not effectively communicate our growth strategy to our investors and stakeholders, we may not realize the full benefits that we would otherwise gain through successful execution of that strategy.

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

Our business is sensitive to downturns in the economy and the associated impact on discretionary spending on entertainment, gaming, and other leisure activities. Our in-person visitors are predominately local, so we compete for more day-to-day discretionary spending as compared with destination spending. Decreases in discretionary consumer spending or consumer preferences brought about by factors such as perceived or actual general economic conditions or the economic conditions in the Twin Cities or Minnesota specifically, effects of declines in consumer confidence in the economy, any future employment and credit crisis, the impact of high and prolonged inflation, particularly with respect to housing, energy and food costs, the increased cost of travel, decreased disposable consumer income and wealth, fears of war and future acts of terrorism, or widespread illnesses or epidemics can have a material adverse effect on discretionary spending and other areas of economic behavior that directly impact the gaming and entertainment industries in general and could further reduce customer demand in our Casino, Racetrack, and food and beverage segments, which may negatively impact our revenues and operating cash flow.

We have experienced a decrease in revenue and profitability from live racing.

Following the expiration of the Cooperative Marketing Agreement ("CMA") on December 31, 2022, we have not received any purse enhancement, marketing payments, or other amounts under the CMA. In 2022, the SMSC paid an annual purse enhancement of $7,280,000 and an annual marketing payment of $1,620,000. The purse enhancement payments were paid directly to the MNHBPA to support purse sizes and accordingly, such payments had no direct impact on the Company’s consolidated financial statements or operations. The marketing payments under the CMA offset the Company’s expense relating to certain marketing efforts, including signage, promotions, player benefits, and events.

Accordingly, due to the lack of an annual purse enhancement, the purses and the number of races we were able to offer in the 2025 and 2024 live racing seasons were smaller than they have been in the past. These factors resulted in a decrease in wagering on live races (particularly out-of-state handle), which ultimately resulted in a decrease in revenue from live racing in 2025 and 2024 as compared to 2022.

We enter into an agreement with the horsepersons each year for the following year’s live racing season. For the 2024 live racing season, we agreed with the MNHBPA and MQHRA to a 54-day racing season and agreed to contribute an additional share of our Casino revenue to the statutorily required purse amounts to guarantee purses for overnight races at $23,000 per race. The parties recognized there was likely to be a significant financial cost to the Company in establishing a 2024 thoroughbred purse structure intended to average $23,000 per conducted overnight race and that to maintain that average purse structure, the Company made an overpayment that may be repaid to the Company by the MNHBPA through reimbursement in subsequent racing years. This overpayment of purses by the Company was intended to create a short-term bridge until additional purse supplements can be obtained from other sources. At the conclusion of the 2024 live race meet, the Company recorded a receivable related to the overpayment of 2024 purses in the amount of $1,597,463, which is presented as Other long-term receivables on the Company's balance sheet as of December 31, 2024. In addition, the Company agreed to allocate approximately $400,000 to be used as recruiting and participation incentives to attract thoroughbred trainers, owners, and stables for the 2024 live meet in an effort to generate additional pari-mutuel handle through improved field size. For the year ended 2024, the Company recognized expenses of $418,000 related to these incentives.

Additionally, for the 2025 live racing season, we agreed with the MNHBPA and MQHRA to a 51-day racing season and agreed to contribute an additional $500,000 above the statutorily required purse amounts to guarantee purses. The parties recognized there was likely to be a significant financial cost to the Company in establishing this 2025 thoroughbred purse structure and that to maintain that average purse structure, the Company made an overpayment that may be repaid to the Company by the MNHBPA through reimbursement in subsequent racing years. This overpayment of purses by the Company was intended to create a short-term bridge until additional purse supplements can be obtained from other sources. At the conclusion of the 2025 live race meet, the Company recorded a receivable related to the overpayment of 2025 purses in the amount of $500,000

The combined amounts from the 2024 and 2025 live race meet agreements of $2,097,463 is presented as Other long-term receivables on the Company's balance sheet as of December 31, 2025. In the event that additional purse revenue is secured within the five years following the 2025 live race meet through additional forms of gaming at the Company, new revenue streams, or legislative action, the Company will be eligible for reimbursement of the actual 2025 overpayment amount from those purse supplements.

Management believes it is likely that additional purse supplements will ultimately be obtained when considering both the length of time to secure such funds (five years following the 2025 live race meet) and the fact that legislation has been introduced in both chambers of the Minnesota legislature that would provide those supplements through revenues from taxes paid by sports wagering licenses. Accordingly, management believes no allowance related to this receivable is necessary at December 31, 2025.

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

We believe that patrons prefer to wager on races with a number of horses in the race (the “field”) at or above the national average. Failure to offer races with adequate fields generally results in less wagering on our horse races. Our ability to attract adequate fields depends on several factors, including our ability to offer and fund competitive purses and the overall horse population available for racing. Various factors have led to declines in the horse population in Minnesota and other areas of the country, including competition from racetracks in other areas, increased costs, changing economic returns for owners and breeders, and the spread of various debilitating and contagious equine diseases. If our racetrack is faced with a sustained outbreak of a contagious equine disease, it could have a material impact on our profitability.

Finally, if we are unable to attract horse owners to stable and race their horses at our racetrack by offering a competitive environment, including high-quality facilities, a well-maintained racetrack, comfortable conditions for backstretch personnel involved in the care and training of horses stabled at our racetrack, and a competitive purse structure, our profitability could also decrease. We also face increased competition for horses and trainers from racetracks that are licensed to operate slot machines and other electronic gaming machines that provide these racetracks an advantage in generating new, additional revenues for race purses and capital improvements. Our inability in the future to attract adequate fields could have a material adverse impact on our business, financial condition, and results of operations.

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

We also compete with tribal-owned casinos. These tribal facilities have the advantage of being exempt from some state and federal taxes and state regulation of indoor smoking and also have the ability to offer a wider variety of gaming products with increased limits.

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

We expect competition for our existing and future operations to increase from Running Aces, existing tribal casinos, and racetracks that are able to subsidize their purses with alternative gaming revenues. Competition for simulcasting customers will be intense given the 2016 legalization of online internet wagering on horse racing in Minnesota, through ADW providers. In addition, several of our tribal gaming competitors in Minnesota have substantially larger marketing and financial resources than we do, and this competition may increase if sports betting is legalized in Minnesota at tribal casinos and online through mobile applications operated by the tribes. Increased competition from the tribal casinos could divert customers from our Casino and Racetrack and thus adversely affect our financial condition, results of operations, and cash flows.

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

Horse racing is an inherently dangerous sport, and our racetrack is subject to personal injury litigation.

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

Since horse racing is conducted outdoors, unfavorable weather conditions, including extremely high and low temperatures, high winds, storms, tornadoes, and poor air quality, could cause events to be postponed or canceled or attendance to be lower, resulting in reduced wagering. For example, in 2025, the Company had to cancel one day of live racing due to inclement weather. Our operations, as well as the racetracks from which we receive simulcast signals, are subject to reduced patronage, disruptions, or complete cessation of operations due to weather conditions, natural disasters, and other casualties. While the Company maintains insurance for inclement weather conditions, if a prolonged business interruption were to occur due to inclement weather and continue for a significant length of time at our racetrack, it could have a material adverse impact on our business, financial condition, and results of operations.

Risks Related to Government Regulation of our Horse Racing and Gaming Generally

We are subject to changes in the laws that govern our business, including the possibility of an increase in gaming taxes, which would increase our costs, and changes in other laws may adversely affect our ability to compete.

Our operations and oversight by the MRC are ultimately subject to the laws of Minnesota including, but not limited to, the Minnesota Racing Act and HISA, and there exists the risk that these laws may be amended in ways adverse to our operations. In particular, we are required to pay special racing-related and Casino-related taxes and fees in addition to normal federal, state, and local income taxes as well as costs related to HISA regulations. These taxes and fees are subject to increase at any time. From time to time, state and local legislators and officials have proposed changes in tax laws, or in the administration of laws affecting our industry, such as the allocation of each wagering pool to winning bettors, the Racetrack, purses, and the MBF. In addition, poor economic conditions could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes. It is not possible to predict with certainty the likelihood of changes in tax laws or in the administration of these laws. These changes, if adopted, could have a material adverse effect on our operations.

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

In August 2020, Doran exercised its option for Phase II of the project to include an additional 305 residential units, and Canterbury Development entered into a second joint venture agreement with Doran. Pursuant to this second agreement, in early August 2020, the Company transferred approximately 10 acres of land to the second joint venture with Doran, resulting in receiving 27.4% ownership in the Doran II joint venture. Canterbury Development will rely on Doran for the successful leasing and operation of the Triple Crown Residences. If Doran's ability to successfully lease and operate this project is impaired, it could have a material adverse effect on our business, prospects, financial condition, or results of operations.

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

Canterbury Development is currently pursuing other opportunities for the commercial development of its underutilized land. The development of residential and commercial real estate involves many risks, including, but not limited to: the selection of development partners; building design and construction; obtaining government permits; financing; securing and retaining tenants; and the volatility of real estate market conditions. Accordingly, there can be no assurance that our real estate development activities will be successful.

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

Inflation has the potential to adversely affect our business, results of operations, financial position, and liquidity by increasing our overall cost structure. The existence of inflation in the economy has the potential to result in higher interest rates and capital costs, supply shortages, increased costs of labor, and other similar effects. As a result of inflation, we have experienced and may continue to experience increases in the costs of food and beverage supplies, labor, materials, energy, fuel, and other inputs. Although we may take measures to mitigate the impact of this inflation through pricing actions and efficiency gains, if these measures are not effective, our business, results of operations, financial position, and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred. Additionally, the pricing actions we take could result in a decrease in market share.

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

We rely on information technology and other systems to maintain and transmit customers’ personal and financial information, credit card information, mailing lists, and other information. We have taken steps designed to safeguard our customers’ personal and financial information and have implemented systems designed to meet the applicable requirements of the Payment Card Industry standards for data protection. However, our information and processes are subject to the ever-changing threat of compromised security, in the form of a risk of potential breach, system failure, computer virus, or unauthorized or fraudulent access or use by unauthorized individuals. The steps we take to deter and mitigate these risks may not be successful, and any resulting compromise or loss of data or systems could adversely impact operations or regulatory compliance and could result in remedial expenses, fines, litigation, and loss of reputation, potentially impacting our financial results. Although we have invested in and deployed security systems and developed processes that are designed to protect all sensitive data, prevent data loss, and reduce the impact of a security incident, such measures cannot provide absolute security.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

Item 1C. CYBERSECURITY

The Company maintains a governance structure to address cybersecurity risk, which involves the Board, the Audit Committee, the Company’s Senior Manager of Information Technology, and a dedicated Incident Response Team.

The Company utilizes a cross-functional, multilayered approach to risk management in its cybersecurity to identify, prevent, and mitigate cybersecurity threats to the Company designed to preserve the confidentiality, security, and integrity of the Company’s information and data. The Company conducts periodic tests to assess the Company’s processes and procedures and the threat landscape. The Board and the Audit Committee receive regular presentations on cybersecurity-related topics ranging from the results of penetration testing, recent developments, evolving standards, the threat environment, technological trends, and information security considerations facing the Company and its peers. At least annually, the Board discusses the Company’s approach to cybersecurity risk management with the Company’s Senior Manager of Information Technology, and at least annually, or more frequently as necessary, the Company’s Senior Manager of Information Technology meets with the Audit Committee to discuss cybersecurity risk management. The Company’s security program and IT-related controls are regularly examined by internal auditors and various regulators.

The Company's Incident Response Team is led by our Senior Manager of Information Technology and also comprised of various cross-functional members of management. The team is responsible for identifying, assessing, mitigating, and reporting on material cybersecurity risks and will present regular reports to the Audit Committee and the Board. The Board and the Audit Committee are also informed of any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding such incident until it has been addressed.

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

Underutilized Land

In 2024, the Company transferred approximately 3.5 acres of land to the Trackside Investments joint venture. As of December 31, 2025, the Company has approximately 35 acres of land remaining that are owned or controlled by the Company that are not currently used for its business operations, and could be developed or sold, in whole or in part. See discussion above titled “Development Operations” and footnote 11 to the consolidated financial statements for more information.

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

HOLDERS

At March 5, 2026, the Company had 530 shareholders of record of its common stock.

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

The Company’s pari-mutuel wagering operations include both wagering on thoroughbred and quarter horse races during live meets at the Racetrack each year from May through September and year-round wagering on races primarily held at out-of-state racetracks that are televised simultaneously at the Racetrack (“simulcasting”). Unbanked card games, in which patrons compete against each other and not the house, are hosted in the Casino at the Racetrack. The Casino operates 24 hours a day, seven days a week. The Casino offers both poker and table games at up to 80 tables. The Company also derives revenues from related services and activities, such as food and beverage, advertising signage, publication sales, and from other entertainment events and activities held at the Racetrack.

In 2025, Canterbury Development continued to pursue various development opportunities that began in 2015 for its underutilized land in a project known as Canterbury Commons. These development opportunities have included contributions of land to joint ventures, four as of the end of December 2025, and sales of parcels of land to third parties that will then develop the property. Our long-term strategic direction is to continue to enhance our Racetrack as a unique gaming and entertainment destination and develop the approximately 35 acres of underutilized land not needed for our Racetrack Operations.

The following summarizes our financial performance for the last five years (in 000’s):

Financial Performance Summary	2025	2024	2023	2022	2021
Net Revenues	$59,568	$61,562	$61,437	$66,824	$60,400
Operating Expenses	57,106	56,862	56,426	55,943	42,882	(1)
Gain on Transfer/Sale of Land	—	1,732	6,490	12	264
Income (Loss) Before Income Taxes	(814)	3,037	14,980	10,235	15,798
Income Tax Benefit (Expense)	285	(924)	(4,417)	(2,722)	(3,999)
Net (Loss) Income	(529)	2,113	10,563	7,513	11,798

1	During fiscal year 2021, the Company reduced operating expenses $6,314,000 by recording an employee retention credit, a refundable tax credit.

OPERATIONS REVIEW

YEAR ENDED December 31, 2025 COMPARED TO YEAR ENDED December 31, 2024

EBITDA represents earnings before interest income, net, income tax expense, depreciation, and amortization. EBITDA is not a measure of performance or liquidity calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance or cash flows from operating activities as a measure of liquidity. We present EBITDA as a supplemental disclosure for our Racetrack Operations because it is a widely used measure of performance of and basis for valuation of companies in the gaming industry. Other companies that provide EBITDA information may calculate EBITDA differently than we do. We also present Adjusted EBITDA, a non-GAAP measure, as a supplemental disclosure because we believe it enables investors to understand and assess our core operating results excluding the effect of unusual or non-recurring items, as well as items relating to our real estate development operations, allowing greater transparency related to a significant measure used by management in its financial and operational decision-making. Adjusted EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business and provides a perspective on the current effects of operating decisions. For the year ended December 31, 2025, Adjusted EBITDA excluded from EBITDA stock-based compensation (which includes the Company's 401(k) match in Company stock contribution), loss on disposal of assets, and depreciation and amortization and interest related to equity investments and their joint ventures. For the year ended December 31, 2024, Adjusted EBITDA excluded from EBITDA stock-based compensation (which includes the Company's 401(k) match in stock contribution), the gain on transfer of land, loss on disposal of assets, and depreciation and amortization and interest related to equity investments and their joint ventures.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and Adjusted EBITDA (defined above), which are non-GAAP measures, for the years ended:

SUMMARY OF EBITDA DATA

	Year Ended December 31,
	2025	2024
NET (LOSS) INCOME	$(529,431)	$2,112,842
Interest income, net	(1,966,803)	(2,071,511)
Income tax (benefit) expense	(285,000)	923,885
Depreciation and amortization	3,998,041	3,620,899
EBITDA	1,216,807	4,586,115
Stock-based compensation	1,601,556	1,447,430
Loss on disposal of assets	56,248	49,214
Gain on transfer of land	—	(1,732,353)
Depreciation and amortization related to equity investments	3,187,396	3,456,695
Interest expense related to equity investments	3,348,259	2,997,810
ADJUSTED EBITDA	$9,410,267	$10,804,911

Adjusted EBITDA decreased $1,395,000, or 12.9%, for 2025 compared to 2024. For 2025, Adjusted EBITDA as a percentage of net revenue was 15.8%. For 2024, Adjusted EBITDA as a percentage of net revenue was 17.6%.

REVENUES

Total net revenues for 2025 were $59,568,000, a decrease of $1,996,000, or 3.2%, compared to total net revenues of $61,562,000 for 2024. For 2025 as compared to 2024, total Casino revenue decreased 4.4%, pari-mutuel revenue decreased 6.6%, food and beverage revenue increased 3.5%, and other revenue decreased 0.7%. See below for a further discussion of our sources of revenues for each of our Casino, pari-mutuel, food and beverage, and other revenues.

CASINO REVENUES

	Year Ended December 31,
	2025	2024
Poker Games Collection	$7,343,000	$7,581,000
Other Poker Revenue	2,986,000	3,035,000
Total Poker Revenue	10,329,000	10,616,000

Table Games Collection	22,541,000	24,768,000
Other Table Games Revenue	4,217,000	3,391,000
Total Table Games Revenue	26,758,000	28,159,000

Total Casino Revenue	$37,087,000	$38,775,000

The primary source of Casino revenue is a percentage of the wagers received from the players as compensation for providing the Casino facility and services, referred to as “collection revenue.” Other revenue presented above includes fees collected for the administration of tournaments and amounts earned as reimbursement of the administrative costs of maintaining jackpot funds. Casino revenue represented 62.3% and 63.0% of the Company’s net revenues for the years ended December 31, 2025 and 2024, respectively.

Total Casino revenue decreased $1,688,000, or 4.4%, in 2025 compared to 2024.The decrease was primarily driven by lower table games drop attributable to increased competition, as well as a lower average collection revenue rate resulting from a decreased hold percentage. These decreases were partially offset by an increase in our other table games revenue, driven by increases in our progressive jackpot administration revenue.

PARI-MUTUEL REVENUES

	Year Ended December 31,
	2025	2024
Simulcast	$3,321,000	$3,595,000
Live racing	1,430,000	1,557,000
Guest fees	1,493,000	1,702,000
Other revenue	1,442,000	1,372,000
Total Pari-Mutuel Revenue	$7,686,000	$8,226,000

Racing Days
Simulcast only racing days	314	311
Live and simulcast racing days	50	53
Total Number of Racing Days	364	364

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

Total 2025 pari-mutuel revenue decreased $540,000, or 6.6%, compared to 2024. The decrease in pari-mutuel revenue in 2025 compared to 2024 is primarily due to a decrease in simulcast handle and decreased guest fees from out-state-handle on our live racing product due to decreases in field size and three fewer live race days.

FOOD AND BEVERAGE REVENUES

Food and beverage revenues increased $277,000, or 3.5%, to $8,245,000 for the year ended December 31, 2025 compared to 2024. The increase in food and beverage revenues is primarily due to increased catering operations and food revenues related to hosting large-scale special events.

OTHER REVENUES

Other revenues, consisting of admission revenues, corporate sponsorships, space rentals, and other miscellaneous activities, remained relatively flat, decreasing $44,000, or 0.7%, to $6,550,000 in 2025 compared to 2024.

OPERATING EXPENSES

Total operating expenses increased $244,000, or 0.4%, to $57,106,000 in 2025, from $56,862,000 in 2024. An explanation of changes in specific categories of operating expense is set forth below. Total operating expenses as a percentage of net revenues increased to 95.9% in 2025 from 92.4% in 2024, which was primarily a result of decreased net revenues for 2025 as compared to 2024.

Total purse expense decreased $845,000, or 10.7%, in 2025 compared to 2024. The decrease is primarily due to the expenses incurred as part of our recruiting and participation incentives paid in 2024 under our annual live race meet and purse fund contribution agreement dated December 21, 2023. See Note 9 for further details of the agreement. No recruiting and participation incentives were incurred for the 2025 live race meet. The decrease was also due to the decrease in total Casino revenues, due to increased competition, and decreased total pari-mutuel revenues, due to a decrease in overall live race days year-over-year. The table below notes the various components of both purse expense and the Minnesota Breeders' Fund expense.

			Minnesota Breeders’
	Purse Expense		Fund Expense
	2025	2024	2025	2024
Casino	$4,457,000	$4,668,000	$495,000	$519,000
Simulcast Racing	1,281,000	1,335,000	415,000	428,000
Live Racing	1,325,000	1,905,000	72,000	81,000
Total	$7,063,000	$7,908,000	$982,000	$1,028,000

Salaries and benefits expense increased $315,000, or 1.2%, in 2025 compared to 2024. The increase is primarily due to an increase in our wage-rate structure for seasonal as well as year-round employees to attract and retain front-line workers.

Cost of food and beverage and other sales decreased $38,000, or 1.2%, in 2025 compared to 2024. The decrease is primarily due to reduced food costs and creating process efficiencies to lower overall costs.

Depreciation and amortization increased $377,000, or 10.4%, in 2025 compared to 2024. The increase is primarily due to placing larger fixed assets into service during the second quarter of 2024 and throughout 2025 related to our barn relocation and redevelopment plan.

Advertising and marketing costs increased $376,000, or 27.9%, in 2025 compared to 2024. The increase is primarily due to increasing overall spend for marketing initiatives related to the Casino and special events.

Professional and contracted service expenses increased $190,000, or 3.4%, in 2025 compared to 2024. The increase is primarily due to higher costs in 2025 for HISA regulatory costs that are required for live racing.

During 2024, the Company recorded a gain on transfer of land of $1,732,000 as result of transferring approximately 3.5 acres of land to the Trackside Investments joint venture. See Note 11 for further details. The Company had no sales or transfers of land in 2025.

During 2025, the Company performed a review of any fixed assets that were no longer in service at December 31, 2025. As a result of this review, management determined to dispose of assets resulting in a loss on disposal of $97,000 during the fourth quarter of 2025. In addition to this write-off, the Company had multiple additional asset disposals for a gain of $41,000, resulting in a net loss on disposal of assets of $56,000 for the year ended December 31, 2025. During 2024, the Company performed a review of any fixed assets that were no longer in service at December 31, 2024. As a result of this review, management determined to dispose of assets resulting in a loss on disposal of $56,000 during the fourth quarter of 2024. In addition to this write-off, the Company had multiple additional asset disposals for a gain of $7,000, resulting in a net loss on disposal of assets of $49,000 for the year ended December 31, 2024.

OTHER INCOME (LOSS), NET

Other loss, net, for the year ended December 31, 2025 was $3,276,000, a decrease of $120,000, compared to an other loss, net, of $3,396,000 for the year ended December 31, 2024. The decrease for 2025 is primarily due to increased leasing rates for our Doran Canterbury equity investments, resulting in decreased overall losses recognized. The loss on equity investments for the years ended December 31, 2025 and 2024 is primarily due to non-cash expenses from depreciation and amortization. This was slightly offset by decreased interest income of approximately $105,000 year-over-year, due to both lower average interest rates and a decrease in the Company's average cash balance during 2025 compared to 2024.

INCOME TAXES

The Company recorded a provision for income taxes with a benefit of $285,000 and expense of $924,000 for 2025 and 2024, respectively. The income tax benefit for 2025 compared to the income tax expense in 2024 is primarily due to a decrease in income before taxes from operations and a federal interest income tax refund received in the first quarter of 2025. Our effective tax rate was 35.0% and 30.4% for 2025 and 2024, respectively.

NET (LOSS) INCOME

The Company recorded a net loss of $529,000, or $0.10 per basic and diluted share for 2025. The Company recorded net income of $2,113,000, or $0.42 per basic and diluted share for 2024.

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

Estimate of the allowance for credit losses - Property Tax Increment Financing “TIF” Receivable

As of December 31, 2025, the Company recorded a TIF receivable of approximately $19,986,000, which represents $16,305,000 of principal and $3,681,000 of interest. The TIF receivable requires significant management estimates and judgement pertaining to expected future tax revenue, the Company's development cost on infrastructure improvements, and whether an allowance for doubtful accounts is necessary. The TIF receivable was generated in connection with the Contract for Private Redevelopment, in which the City of Shakopee has agreed that a portion of the future tax increment revenue generated from the developed property around the Racetrack will be paid to the Company to reimburse it for expenses in constructing public infrastructure improvements. For the year ended December 31, 2025, the Company received its first payment from the City of Shakopee totaling $582,000 related to this receivable.

The Company typically performs an annual collectability analysis of the TIF receivable in the fourth quarter of each year, or more frequently if indicators of the receivable to be potentially uncollectable exist. The quantitative analysis includes assumptions based on the market values of the completed development projects within Canterbury Commons, which derives the future projected tax increment revenue. The Company uses the analysis to determine if expected future tax increment revenue will exceed the Company's development costs on infrastructure improvements. As a result of our analysis as well as initial payments received in 2025 with additional payments expected to be received in 2026 from the City of Shakopee, for the year ended December 31, 2025, management believes the TIF receivable will be fully collectible and no allowance related to this receivable is necessary.

COMMITMENTS AND CONTINGENCIES

Effective December 21, 2021, the Company entered into a Contribution and Indemnity Agreement (“Indemnity Agreement”) with affiliates of Doran Companies (“Doran”) relating to debt financing by Doran Canterbury I, LLC as borrower, which is guaranteed by Doran affiliates. Under the Indemnity Agreement, the Company is obligated to reimburse and indemnify each loan guarantor for any amounts paid by such loan guarantor to the lender on debt financing by Doran Canterbury I, LLC, up to a maximum of $5,000,000. Effective October 27, 2022, the Indemnity Agreement was amended to increase the maximum indemnification by an additional $700,000. Effective December 12, 2023, the Indemnity Agreement was amended to increase the maximum indemnification by an additional $1,300,000. Effective December 18, 2024, the Indemnity Agreement was amended to increase the maximum indemnification by an additional $500,000. Effective December 30, 2025, the Indemnity Agreement was amended to increase the maximum indemnification by an additional $250,000, bringing the total to a maximum of $7,750,000.

Effective December 18, 2024, the Company entered into an Indemnity Agreement with affiliates of Doran relating to debt financing by Doran Canterbury II, LLC as borrower, which is guaranteed by Doran affiliates. Under the Indemnity Agreement, the Company is obligated to reimburse and indemnify each loan guarantor for any amounts paid by such loan guarantor to the lender on debt financing by Doran Canterbury II, LLC, up to a maximum of $1,000,000. Effective December 30, 2025, the Indemnity Agreement was amended to increase the maximum indemnification by an additional $1,750,000, bringing the total to a maximum of $2,750,000.

Effective December 21, 2023, the Company entered into its annual live race meet and purse fund contribution agreement with the Minnesota Horsemen’s Benevolent & Protective Association (“MNHBPA”) and the Minnesota Quarter Horse Racing Association (“MQHRA”) regarding the 2024 live race meet. In an effort to increase field size and improve the quality of racing for the 2024 season, the Company guaranteed purses for overnight races at $23,000 per race. The parties recognized there was likely to be a significant financial cost to the Company in establishing a 2024 thoroughbred purse structure intended to average $23,000 per conducted overnight race and that to maintain that average purse structure, the Company made an overpayment that may be repaid to the Company by the MNHBPA through reimbursement in subsequent racing years. This overpayment of purses by the Company was intended to create a short-term bridge until additional purse supplements can be obtained from other sources. At the conclusion of the 2024 live race meet, the Company recorded a receivable related to the overpayment of 2024 purses in the amount of $1,597,463, which is presented as Other long-term receivables on the Company's balance sheet as of December 31, 2024. In addition, the Company agreed to allocate approximately $400,000 to be used as recruiting and participation incentives to attract thoroughbred trainers, owners, and stables for the 2024 live meet in an effort to generate additional pari-mutuel handle through improved field size. For the year ended 2024, the Company recognized expenses of $418,000 related to these incentives.

Effective January 31, 2025, the Company entered into its annual live race meet and purse fund contribution agreement with the MNHBPA and the MQHRA regarding the 2025 live race meet. In an effort to maintain field size and improve the quality of racing for the 2025 season, the Company guaranteed an additional $500,000 of purse monies to be distributed above the minimum amount defined in Minnesota Statutes Chapter 240. The parties recognized there was likely to be a significant financial cost to the Company in establishing this 2025 thoroughbred purse structure and that to maintain that average purse structure, the Company made an overpayment that may be repaid to the Company by the MNHBPA through reimbursement in subsequent racing years. This overpayment of purses by the Company was intended to create a short-term bridge until additional purse supplements can be obtained from other sources. At the conclusion of the 2025 live race meet, the Company recorded a receivable related to the overpayment of 2025 purses in the amount of $500,000.

The combined amounts from the 2024 and 2025 live race meet agreements of $2,097,463 is presented as Other long-term receivables on the Company's balance sheet as of December 31, 2025. In the event that additional purse revenue is secured within the five years following the 2025 live race meet through additional forms of gaming at the Company, new revenue streams, or legislative action, the Company will be eligible for reimbursement of the actual 2025 overpayment amount from those purse supplements.

As mentioned above, in the event that additional purse revenue is secured within the five years following the 2025 live race meet through additional forms of gaming at the Company, new revenue streams, or legislative action, the Company will be eligible for reimbursement of the actual 2024 and 2025 overpayment amounts from those purse supplements. Management believes it is likely that additional purse supplements will ultimately be obtained when considering both the length of time to secure such funds and the fact that legislation has been introduced in both chambers of the Minnesota legislature that would provide those supplements through revenues from taxes paid by sports wagering licenses. Accordingly, management believes no allowance related to this receivable is necessary at both December 31, 2025 and 2024.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at December 31, 2025 and as of the date of this report will not have a material impact on the Company’s consolidated financial position or results of operations.

The Company has committed to payment of statutory distributions under a $500,000 bond issued to the MRC as required under Minnesota law. The Company was not required to make any payments related to this bond in 2025 or 2024, and there is no liability related to this bond on the balance sheet as of December 31, 2025.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES

Cash provided by operating activities for 2025 was $8,900,000, primarily as a result of the following: the Company reported a net loss of $529,000, depreciation and amortization of $3,998,000, a loss on equity investment of $5,243,000, an increase in deferred income taxes of $625,000, and stock-based compensation and 401(k) match totaling $1,602,000. The Company experienced an increase in cash related to a decrease in income taxes receivable and prepaid income taxes of $760,000, offset by an increase in other long-term receivables of $500,000, related to the 2025 purse fund contribution agreement, an increase in TIF receivable of $916,000, related to interest accrued, and a decrease in accounts payable, net of land, buildings, and equipment funded through accounts payable of $1,623,000, primarily related to payments for our barn relocation and redevelopment plan.

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

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities for 2025 of $5,453,000 was used primarily for additions to land, buildings, and equipment of $4,183,000, primarily related to our barn relocation and redevelopment plan, additions for TIF eligible improvements of $754,000, an increase in related party receivable of $1,216,000, primarily due to additional member loans and interest related to the member loans, and purchases of short-term investments of $9,500,000. This was partially offset by proceeds from the sale of short-term investments of $9,500,000 and proceeds from TIF receivable of $582,000.

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

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in financing activities for 2025 was $1,310,000 primarily due to cash dividends paid to shareholders and payments for taxes of equity awards, partially offset by proceeds from the issuance of common stock.

Net cash used in financing activities for 2024 was $1,293,000 primarily due to cash dividends paid to shareholders and payments for taxes of equity awards, partially offset by proceeds from the issuance of common stock.

CASH AND CAPITAL RESOURCES

At December 31, 2025, we had cash, cash equivalents, and restricted cash of $15,824,000 compared to $13,687,000 at December 31, 2024. This $2,137,000 increase consisted of $8,900,000 of net cash provided by operating activities in 2025, offset by $5,453,000 of net cash used in investing activities in 2025 and $1,310,000 of net cash used in financing activities in 2025. We believe our existing cash and cash equivalents, along with our short-term investments and cash flow from operations and availability of borrowing under our revolving line of credit agreement, will be sufficient to meet our liquidity and working capital requirements beyond the next 12 months.

As of December 31, 2025, the Company has substantially completed phase three of the barn relocation and redevelopment plan with minimal costs remaining. In addition, the Company expects to spend the remaining $1,288,000 in tax increment financing over the next twelve months for the completion of tax increment related improvements.

The Company has a general credit and security agreement with a financial institution. The agreement was amended as of February 28, 2021 to extend the maturity date to January 31, 2024 and increase its revolving credit line up to $10,000,000. The line of credit was collateralized by all receivables, inventory, equipment, and general intangibles of the Company, as well as a mortgage on certain real property. The Company had no borrowings under the credit line during the year ended December 31, 2025. As of December 31, 2025, the outstanding balance on the line of credit was $0. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The Company was in compliance with these requirements at all times throughout 2025. The general credit and security agreement was further amended as of January 31, 2024 to extend the maturity date to January 31, 2027 and reduce the maximum borrowing under the line of credit to $5,000,000. In connection with the amendment, the financial institution terminated a mortgage to release certain Company real property as collateral and the parties entered into a negative pledge agreement under which the Company agreed not to create any liens or encumbrances on certain Company real property.

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

The Company offers unbanked table games that refer to a wagering system or game where wagers “lost” or “won” by the host are accumulated into a “player pool” to enhance the total amount paid back to players in any other card game. The Company is required to return accumulated player pool funds to the players through giveaways, promotional items, prizes, or by other means. The player pool liability was $418,000 and $542,000 at December 31, 2025 and 2024, respectively. Additionally, the table games jackpot pool was $1,149,000 and $697,000 at December 31, 2025 and 2024, respectively.

The Company also maintains a poker promotional pool where a portion of the poker “rake” is collected and accumulated into a promotional pool to enhance the total amount paid back to poker players. The Company is required to return accumulated poker promotional pool funds to the players through poker jackpots, giveaways, promotional items, prizes, or by other means. The poker promotional pool liability was $117,000 and $364,000 at December 31, 2025 and 2024, respectively.

The Casino offers progressive jackpots for poker games. Amounts collected for these jackpot funds are accrued as liabilities until paid to winners. At December 31, 2025 and 2024, accrued jackpot funds totaled $152,000 and $88,000, respectively. The MRC regulates the operation of the player pool and progressive jackpot pools. These liabilities have the potential for significant fluctuation on a daily basis.

All games in the Casino are played using chips. The value of chips issued and outstanding, referred to as the “outstanding chip liability,” was $469,000 and $447,000 at December 31, 2025 and 2024, respectively. This liability has the potential for significant fluctuation on a daily basis depending upon the demand for chip redemptions and sales.

Our second largest individual operating expense item is purse expense. Pursuant to an agreement with the MNHBPA, we transferred into a trust account or paid directly to the MNHBPA, approximately $6,956,000 and $8,288,000 in purse funds related to thoroughbred races for 2025 and 2024, respectively. Minnesota law provides that amounts transferred into this trust account are the property of the trust and not the Company. There were no unpaid purse fund obligations due to the MNHBPA at December 31, 2025 or 2024.

In March 2022, the Company entered into a five-year agreement with a totalizator provider. Pursuant to the agreement, the vendor provides totalizator equipment and related software which records and processes all wagers and calculates odds and payoffs. The future minimum purchase obligations under the new agreement are $166,400 per year. The amounts charged to operations for totalizator expenses for the years ended December 31, 2025 and 2024 were $203,000 and $200,000, respectively.

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

(a)          Financial Statements

The following financial statements of the Company are set forth on pages 24 through 41 of the Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Canterbury Park Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Canterbury Park Holding Corporation and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota

March 10, 2026

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2025 and 2024

	2025	2024
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,064,854	$10,075,642
Restricted cash	3,759,248	3,611,776
Short-term investments	5,000,000	5,000,000
Accounts receivable, net of allowance of $7,670 at December 31, 2025 and 2024	342,866	439,121
Inventory	269,419	250,658
Prepaid expenses	1,180,025	1,849,015
Income taxes receivable and prepaid income taxes	2,426,857	3,186,465
Total Current Assets	25,043,269	24,412,677

LONG-TERM ASSETS
Deposits	99,147	19,650
Other prepaid expenses	15,972	19,951
TIF receivable	19,986,287	18,898,445
Related party receivable (Note 12)	5,959,601	4,743,913
Operating lease right-of-use assets	—	27,674
Equity investment (Note 11)	5,155,644	6,976,091
Other long-term receivables (Note 9)	2,097,463	1,597,463
Land held for development	2,659,257	2,183,930
Land, buildings, and equipment, net (Note 3)	51,564,440	51,042,988
Total Long-term Assets	87,537,811	85,510,105
TOTAL ASSETS	$112,581,080	$109,922,782

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,218,679	$3,665,155
Casino accruals	2,424,310	2,159,249
Accrued wages and payroll taxes	2,007,174	2,151,524
Cash dividend payable	356,949	351,373
Accrued property taxes	1,171,974	1,103,784
Deferred revenue	541,236	311,244
Payable to horsepersons	873,065	870,775
Current portion of finance lease obligations	35,862	32,950
Current portion of operating lease obligations	—	27,674
Total Current Liabilities	9,629,249	10,673,728

LONG-TERM LIABILITIES
Deferred income taxes (Note 4)	10,471,000	9,846,000
Investee losses in excess of equity investment	8,521,464	5,016,198
Finance lease obligations, net of current portion	81,319	117,182
Operating lease obligations, net of current portion	—	—
Other long-term liabilities	—	181,000
Total Long-term Liabilities	19,073,783	15,160,380
TOTAL LIABILITIES	28,703,032	25,834,108

STOCKHOLDERS’ EQUITY (Note 5)
Common stock, $.01 par value, 10,000,000 shares authorized, 5,121,331 and 5,036,717, respectively, shares issued and outstanding	51,213	50,367
Additional paid-in capital	30,690,660	28,940,887
Retained earnings	53,136,175	55,097,420
Total Stockholders’ Equity	83,878,048	84,088,674
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$112,581,080	$109,922,782

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED December 31, 2025 and 2024

	2025	2024
OPERATING REVENUES:
Casino	$37,086,757	$38,774,702
Pari-mutuel	7,686,348	8,226,047
Food and beverage	8,244,692	7,968,157
Other	6,549,788	6,593,382
Total Net Revenues	59,567,585	61,562,288

OPERATING EXPENSES:
Purse expense	7,063,430	7,908,404
Minnesota Breeders’ Fund	981,583	1,027,609
Other pari-mutuel expenses	832,506	910,843
Salaries and benefits	26,456,624	26,142,046
Cost of food and beverage and other sales	3,157,600	3,195,767
Depreciation and amortization	3,998,041	3,620,899
Utilities	1,660,958	1,489,576
Advertising and marketing	1,725,700	1,349,656
Professional and contracted services	5,851,341	5,660,993
Loss on disposal of assets	56,248	49,214
Other operating expenses	5,321,936	5,506,647
Total Operating Expenses	57,105,967	56,861,654
Gain on transfer of land (Note 11)	—	1,732,353
INCOME FROM OPERATIONS	2,461,618	6,432,987
OTHER INCOME (LOSS)
Loss from equity investment	(5,242,852)	(5,467,771)
Interest income, net	1,966,803	2,071,511
Net Other Loss	(3,276,049)	(3,396,260)
(LOSS) INCOME BEFORE INCOME TAXES	(814,431)	3,036,727
INCOME TAX BENEFIT (EXPENSE) (Note 4)	285,000	(923,885)
NET (LOSS) INCOME	$(529,431)	$2,112,842

Basic earnings (loss) per share	$(0.10)	$0.42
Diluted earnings (loss) per share	$(0.10)	$0.42
Weighted average basic shares outstanding	5,071,423	4,994,905
Weighted average diluted shares	5,071,423	5,032,210

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED December 31, 2025 and 2024

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2023	4,962,573	49,626	27,351,509	54,395,462	$81,796,597

Stock-based compensation	—	—	571,632	—	571,632
Dividend distribution	—	—	—	(1,410,884)	(1,410,884)
401(K) stock match	42,086	421	875,377	—	875,798
Issuance of deferred stock awards	17,475	175	(109,062)	—	(108,887)
Shares issued under Employee Stock Purchase Plan	14,583	146	251,431	—	251,577
Net income	—	—	—	2,112,842	2,112,842

Balance at December 31, 2024	5,036,717	50,367	28,940,887	55,097,420	84,088,674

Stock-based compensation	—	—	687,970	—	687,970
Dividend distribution	—	—	—	(1,431,814)	(1,431,814)
401(K) stock match	52,846	527	913,059	—	913,586
Issuance of deferred stock awards	17,089	171	(63,901)	—	(63,730)
Shares issued under Employee Stock Purchase Plan	14,679	147	212,645	—	212,792
Net loss	—	—	—	(529,431)	(529,431)

Balance at December 31, 2025	5,121,331	$51,213	$30,690,660	$53,136,175	$83,878,048

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED December 31, 2025 and 2024

	2025	2024
Operating Activities:
Net (loss) income	$(529,431)	$2,112,842
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,998,041	3,620,899
Stock-based compensation expense	687,970	571,632
Stock-based employee match contribution	913,586	875,798
Deferred income taxes	625,000	(454,015)
Loss on disposal of assets	56,248	49,214
Loss from equity investment	5,242,852	5,467,771
Gain on transfer of land	—	(1,732,353)
Changes in operating assets and liabilities:
Accounts receivable	96,255	44,971
Increase in TIF receivable	(915,818)	(681,332)
Inventory, prepaid expenses and deposits	(151,489)	(1,233,504)
Income taxes receivable and prepaid income taxes	759,608	896,899
Other long-term receivables	(500,000)	(1,597,463)
Operating lease right-of-use assets	27,674	25,352
Operating lease liabilities	(27,674)	(25,352)
Accounts payable	(1,622,796)	(2,121,199)
Deferred revenue	229,992	36,346
Casino accruals	265,061	(508,250)
Accrued wages and payroll taxes	(144,350)	488,597
Accrued property taxes	68,190	362,569
Other long-term liabilities	(181,000)	181,000
Payable to horsepersons	2,290	107,392
Net cash provided by operating activities	8,900,209	6,487,814

Investing Activities:
Additions to land, buildings, and equipment	(4,182,822)	(11,984,131)
Proceeds from disposal of assets	34,275	60,800
Additions for TIF eligible improvements	(754,281)	(4,244,238)
Proceeds from TIF receivable	582,257	—
Proceeds from sale of short-term investments	9,500,000	7,000,000
Purchase of short-term investments	(9,500,000)	(7,000,000)
Cash dividends received from equity investments	82,861	36,480
Increase in related party receivable	(1,215,688)	(1,217,842)
Net cash used in investing activities	(5,453,398)	(17,348,931)

Financing Activities:
Proceeds from issuance of common stock	212,792	251,577
Cash dividend paid to shareholders	(1,426,238)	(1,405,636)
Payments for taxes related to net share settlement of equity awards	(63,730)	(108,887)
Principal payments on finance lease	(32,951)	(30,272)
Net cash used in financing activities	(1,310,127)	(1,293,218)

Net increase (decrease) in cash, cash equivalents, and restricted cash	2,136,684	(12,154,336)

Cash, cash equivalents, and restricted cash at beginning of year	13,687,418	25,841,754

Cash, cash equivalents, and restricted cash at end of year	$15,824,102	$13,687,418

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED December 31, 2025 and 2024 (continued)

Schedule of non-cash investing and financing activities
Additions to land, buildings, and equipment funded through accounts payable	$176,000	$1,187,000
Additions to land, buildings, and equipment funded through prepaid expenses	726,000	—
Dividend declared but not yet paid	357,000	351,000
Change in investee losses in excess of equity investments	3,505,000	3,552,000
ROU assets obtained in exchange for operating lease obligations	—	171,000
Transfer of assets to Trackside Investments, LLC	—	583,000

Supplemental disclosure of cash flow information:
Income taxes paid, net of refunds	$(1,489,000)	$300,000
Interest paid	11,000	13,000

See notes to consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED December 31, 2025 and 2024

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

Accounts Receivable – Accounts receivable are initially recorded for amounts due from other tracks for simulcast revenue, net of amounts due to other tracks, and for amounts due from customers related to catering and events. Credit is granted in the normal course of business without collateral. Accounts receivable are stated net of allowances for doubtful accounts, which represent estimated losses resulting from the inability of customers to make the required payments. Accounts that are outstanding longer than the contractual terms are considered past due. We evaluate our allowance for credit losses and estimate collectability of current and non-current accounts receivable based on historical bad debt experience, our assessment of the financial condition of individual companies with which we do business, current market conditions, and reasonable and supportable forecasts of future economic conditions. In times of economic turmoil, our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty than in more stable periods. The Company does not have accounts receivable with original maturities greater than one year. The allowance for credit losses and activity as of December 31, 2025 and 2024, was not material.

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

Other long-term receivables - In connection with the 2024 and 2025 live race meet and purse fund contribution agreements with the MNHBPA and the MQHRA, the Company recorded an overpayment of purses. This overpayment was intended to create a short-term bridge until additional purse supplements can be obtained from other sources. In the event that additional purse revenue is secured within the five years following the 2025 live race meet through additional forms of gaming at the Company, new revenue streams, or legislative action, the Company will be eligible for reimbursement of the actual 2024 and 2025 overpayment amounts from those purse supplements. For more information on the Company’s overpayment of purses related to the 2024 and 2025 live race agreements, see Note 9.

Impairment of Long-Lived Assets – The Company reviews its long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In the event that facts and circumstances indicate that the carrying value of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. During 2025 and 2024, the Company determined that no evaluations of recoverability were necessary.

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

Due to Minnesota Horsemen’s Benevolent and Protective Association, Inc. (“MNHBPA”) – The Minnesota Pari-mutuel Horse Racing Act specifies that the Company is required to segregate a portion of funds (recorded as purse expense in the statements of operations), received from Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ associations. Pursuant to an agreement with the MNHBPA, the Company transferred into a trust account or paid directly to the MNHBPA, approximately $6,956,000 and $8,288,000 for the years ended December 31, 2025 and 2024 , respectively, related to thoroughbred races. Minnesota Statutes specify that amounts transferred into the trust account are the property of the trust and not of the Company.

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

Interest and penalties associated with uncertain income tax positions are presented in income tax expense. For the years ended December 31, 2025 and 2024, the Company did not recognize any expense related to interest and penalties.

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

New Accounting Pronouncement

Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures requires enhanced disclosures primarily related to the rate reconciliation and income taxes paid information. The Company adopted ASU 2023-09 on January 1, 2025. The adoption resulted in additional disclosures but did not have an impact on the Company's consolidated financial position, results of operations, or cash flows. Results for the year ended December 31, 2025 are presented under ASU 2023-09 while prior period amounts continue to be reported in accordance with previously applicable US GAAP. See footnote 4 of the consolidated financial statements for changes to accounting policies.

3.    LAND, BUILDINGS AND EQUIPMENT

Land, buildings and equipment, at cost, consist of the following at December 31, 2025 and 2024:

	2025	2024
Land	$2,835,655	$2,835,655
Buildings and building improvements	63,087,702	55,620,120
Furniture and equipment	21,557,113	21,102,057
Construction in progress	2,011,560	6,586,250
	89,492,030	86,144,082
Accumulated depreciation	(37,927,590)	(35,101,094)
Total land, buildings, and equipment, net	$51,564,440	$51,042,988

The Company has included land held for development as a separate line on the consolidated balance sheet. This represents land owned for potential real estate development and totaled $2,659,257 and $2,183,930 as of  December 31, 2025 and 2024, respectively.

4.    INCOME TAXES

The following table summarizes income (loss) before income taxes for the years ended December 31, 2025 and 2024:

	2025	2024
United States	$(814,431)	$3,036,727
Foreign	-	-

The Company's income tax expense (benefit) for the years ended December 31, 2025 and 2024 is as follows:

	2025	2024
U.S. Federal	$(507,000)	$522,900
State	(403,000)	674,000
Foreign	-	-
Current income tax expense (benefit)	(910,000)	1,196,900

U.S. Federal	238,000	51,985
State	387,000	(325,000)
Foreign	-	-
Deferred income tax expense (benefit)	625,000	(273,015)
Total income tax expense (benefit)	$(285,000)	$923,885

The following is a reconciliation from the Company's statutory rate to the effective rate for the year ended December 31, 2025 and 2024 after adoption of ASU 2023-09:

	2025	Percent
United States federal statutory income tax rate	$(171,000)	21.0%
State income taxes, net of federal tax benefit of state tax	(13,000)	1.6%
Credit for tax on employee tips	(29,000)	3.6%
Nontaxable or nondeductible items
Stock based compensation not benefited	27,000	(3.3%)
Nondeductible lobbying expenses	38,000	(4.7%)
Other	9,000	(1.1%)
Changes in unrecognized tax benefits
IRS interest refund	(146,000)	17.9%
Provision for income tax benefit	$(285,000)	35.0%

The following is a reconciliation from the Company's statutory rate to the effective rate for the year ended December 31, 2024 prior to the adoption of ASU 2023-09:

	2024	Percent
Federal tax (benefit) expense at statutory rates	$637,700	21.0%
State and local income tax, net of federal (national) income tax effect	275,700	9.1%
Nondeductible lobbying expense	32,000	1.1%
Stock-based compensation expense	4,900	0.2%
Other	(26,415)	(0.9%)
Provision for income tax expense	$923,885	30.4%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows:

	2025	2024
Deferred tax assets:
Accrued compensation	$97,000	$82,300
Player rewards program accrual	89,000	94,800
Stock-based compensation	210,700	160,200
Net operating losses	218,600	—
Credits	48,000	—
Other	155,400	1,700
Net deferred tax assets	818,700	339,000
Deferred tax liabilities:
Land, building and equipment	5,982,700	5,523,200
Investment in joint ventures	3,996,900	3,468,100
TIF accrued interest receivable	1,058,000	962,100
Prepaid expenses	252,100	231,600
Net deferred tax liabilities	11,289,700	10,185,000
Net long-term deferred tax liabilities	$(10,471,000)	$(9,846,000)

For the period ended December 31, 2025, the Company had a federal and state net operating loss carryforwards of $460,000 and $1,574,000, respectively. The federal net operating loss carryforward has an indefinite carryforward period. The state post-apportioned net operating loss carryforward will expire in 2040.

The Company is subject to U.S. and Minnesota taxation. The Company is no longer subject to U.S. federal or state by tax authorities for years before 2022 and 2021, respectively.

The following is a reconciliation of the Company's unrecognized tax benefits for the years ended December 31, 2025 and 2024:

	2025	2024
Unrecognized tax benefits — January 1	$181,000	$—

Additions based on tax positions related to the current year	—	630,000
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Reductions for tax positions of current years	(181,000)	(449,000)

Unrecognized tax benefits — December 31	$—	$181,000

The Company has not accrued interest expense and penalties related to the unrecognized tax benefits for the periods ended  December 31, 2025 and December 31, 2024, respectively.

The following table summarizes the Company's tax payments and refunds by jurisdiction for the year ended December 31, 2025:

Income Tax Paid, Net of Refunds

Federal refund	$1,488,608
State	—
Foreign	—
$1,488,608

5.    STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Stockholders’ Equity

Employee Stock Purchase Plan:

The Company offers an Employee Stock Purchase Plan (the “ESPP”) that is open to all employees working more than 15 hours per week. Shares of the Company’s common stock may be purchased by employees at six-month intervals at 85% of the fair market value of one share of common stock at the beginning or end of each stock purchase period or phase. Employees purchased 14,679 and 14,583 shares in 2025 and 2024, respectively. As of December 31, 2025, a total of 396,096 shares have been issued from the 450,000 shares authorized.

KSOP:

The Company offers a KSOP Plan (the “KSOP”) that includes the Employee Stock Ownership Plan (the “ESOP”) and the 401(k) Plan. The KSOP allows the Company to use Company stock to match contributions from its employees should it so choose. The KSOP is available to eligible employees who had completed six months of service. Beginning January 1, 2016, the matching of employee contributions were issued in Company stock. Employer contributions charged to operations for stock matching of employee contributions for the year ended December 31, 2025 and 2024 totaled approximately $914,000 and $876,000, respectively.

Stock-Based Compensation

Stock-based compensation is recorded at fair value as of the date of grant, is included in the salaries and benefits expense line item on the consolidated statements of operations and amounted to approximately $688,000 and $572,000 for the years ended December 31, 2025 and 2024, respectively.

Stock Options:

The Company’s Stock Plan, as amended, (the “Plan”) provides for the granting of awards in the form of stock options, restricted stock, stock appreciation rights, and deferred stock to key employees and non-employees, including directors of and consultants to the Company and any subsidiary, to purchase up to a maximum of 1,650,000 shares of common stock. The Company currently has 99,687 shares available for grant under the Plan. The Plan is administered by the Board of Directors which determines the persons who are to receive awards under the Plan, the type of award to be granted, the number of shares subject to each award and, if an option, the exercise price of each option. There were no options granted in 2025 or 2024. The grant-date fair value of options outstanding and exercisable at December 31, 2025 and 2024 was $0. As of December 31, 2025, there are no options outstanding.

Long Term Incentive Plan

The Long Term Incentive Plan (the “LTI Plan”) authorizes the grant of Long Term Incentive Awards that provide an opportunity to Named Executive Officers (“NEOs”) and other Senior Executives to receive a payment in cash or shares of the Company’s common stock to the extent of achievement at the end of a period greater than one year (the “Performance Period”) as compared to Performance Goals established at the beginning of the Performance Period. Beginning in 2020, the Company temporarily suspended the granting of performance awards under its LTI Plan, and instead granted deferred stock awards designed to retain NEOs and other senior executives in lieu of LTI Plan awards from 2020 through 2025. Accordingly, there were no awards outstanding under the LTI Plan during the years ended December 31, 2025 and 2024.

Board of Directors Stock Option, Deferred Stock Awards, and Restricted Stock Grants

The Company’s Stock Plan was amended to authorize annual grants of restricted stock, deferred stock, stock options, or any combination of the three, to non-employee members of the Board of Directors at the time of the Company’s annual shareholders’ meeting as determined by the Board prior to each such meeting. Options granted under the Plan generally expire 10 years after the grant date. Restricted stock and deferred stock grants generally vest 100% one year after the date of the annual meeting at which they were granted, are subject to restrictions on resale for an additional year, and are subject to forfeiture if a board member terminates his or her board service prior to the shares vesting. The unvested deferred stock awards outstanding as of December 31, 2025 to our non-employee directors consists of only a grant of deferred stock on June 5, 2025 of 13,626 shares with a weighted average fair value per share of $17.61.

Below is a summary of changes in Board of Directors unvested deferred stock award grants as of December 31, 2025:

		Weighted
		Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2024	10,734	$22.35
Granted	13,626	17.61
Vested	(10,734)	22.35
Forfeited	—	—
Non-Vested Balance, December 31, 2025	13,626	$17.61

Employee Deferred Stock Awards

In 2025, the Company granted employees deferred stock awards totaling 27,400 shares of common stock, with a vesting term of approximately four years and a fair value of $19.43 per share. In 2024, the Company granted employees deferred stock awards totaling 22,100 shares of common stock, with a vesting term of approximately four years and a fair value of $21.08 per share. The vesting schedule of the awards granted in 2025 is as follows: (i) 25% vesting and being issued in  March 2026, (ii) 25% vesting and being issued in  March 2027, (iii) 25% vesting and being issued in  March 2028 and (iv) 25% vesting and being issued in  March 2029. The compensation cost associated with these grants of deferred stock awards are recorded in “Salaries and benefits” on the Consolidated Statements of Operations.

A summary of the changes in employee unvested deferred stock award grants as of December 31, 2025, is as follows:

		Weighted
		Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2024	43,790	$22.52
Granted	27,400	19.43
Vested	(12,505)	22.61
Forfeited	(5,475)	22.43
Non-Vested Balance, December 31, 2025	53,210	$20.92

At December 31, 2025, there was approximately $853,000 of total unrecognized stock-based compensation expense related to unvested employee and board of director deferred stock awards that is expected to be recognized over a period of approximately 3.3 years.

6.    NET INCOME (LOSS) PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the net income (loss) per common share computations for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
Net income (loss) (numerator) amounts used for basic and diluted per share computations:	$(529,431)	$2,112,842

Weighted average shares (denominator) of common stock outstanding:
Basic	5,071,423	4,994,905
Plus dilutive effect of deferred stock awards	—	37,305
Diluted	$5,071,423	$5,032,210

Net income (loss) per common share:
Basic	$(0.10)	$0.42
Diluted	(0.10)	0.42

For the year ended December 31, 2025, 31,893 shares have been excluded from the calculation of diluted weighted average shares outstanding as the inclusion of these shares would have an anti-dilutive effect.

7.    GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with a financial institution. The agreement was amended as of February 28, 2021 to extend the maturity date to January 31, 2024 and increase its revolving credit line up to $10,000,000. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company, as well as a mortgage on certain real property. The Company had no borrowings under the credit line during the year ended December 31, 2025. As of December 31, 2025, the outstanding balance on the line of credit was $0. In the event that the Company borrowed under the agreement, the annual interest rate paid by the Company would be equal to the greater of the Prime Rate or 3.0%. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The general credit and security agreement was further amended as of January 31, 2024 to extend the maturity date to January 31, 2027 and reduce the maximum borrowing under the line of credit to $5,000,000. In connection with the amendment, the financial institution terminated a mortgage to release certain Company real property as collateral and the parties entered into a negative pledge agreement under which the Company agreed not to create any liens or encumbrances on certain Company real property.

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

Lease costs related to operating leases were $28,228 and $26,785 for the years ended December 31, 2025 and 2024, respectively. The total lease expenses for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or liability was $448,231 and $457,454 for the years ended December 31, 2025 and 2024, respectively.

Lease costs included in depreciation and amortization related to our finance leases were $36,182 and $33,332 for the years ended December 31, 2025 and 2024, respectively. Interest expense related to our finance leases was immaterial.

The following table shows the classification of the right of use assets on our Consolidated Balance Sheets at December 31, 2025 and 2024:

Assets	Balance Sheet Location	2025	2024

Finance	Land, buildings and equipment, net (1)	$117,181	$150,132
Operating	Operating lease right-of-use assets	-	27,674
Total Leased Assets		$117,181	$177,806

1 – Finance lease assets are net of accumulated amortization of $63,729 and $30,779 for the years ended December 31, 2025 and 2024, respectively.

The following table shows the lease terms and discount rates related to our leases:

	Year Ended December 31,
	2025	2024
Weighted average remaining lease term (in years):
Finance	3.0	4.0
Operating	-	0.4
Weighted average discount rate (%):
Finance	8.5%	8.5%
Operating	-	8.0%

The maturity of operating leases and finance leases for the year ended December 31, 2025 are as follows:

Year Ended December 31, 2025	Finance Leases
2026	$44,447
2027	44,447
2028	44,252
2029 and beyond	—
Total minimum lease obligations	133,146
Less: amounts representing interest	(15,965)
Present value of minimum lease payments	117,181
Less: current portion	(35,862)
Lease obligations, net of current portion	$81,319

Purchase Obligations

In March 2022, the Company entered into a five-year agreement with a totalizator provider. Pursuant to the agreement, the vendor provides totalizator equipment and related software which records and processes all wagers and calculates odds and payoffs. The future minimum purchase obligations under the new agreement are $166,400 per year. The amounts charged to operations for totalizator expenses for the years ended December 31, 2025 and 2024 were $203,000 and $200,000, respectively.

9.    COMMITMENTS AND CONTINGENCIES

Effective December 21, 2021, the Company entered into a Contribution and Indemnity Agreement (“Indemnity Agreement”) with affiliates of Doran Companies (“Doran”) relating to debt financing by Doran Canterbury I, LLC as borrower, which is guaranteed by Doran affiliates. Under the Indemnity Agreement, the Company is obligated to reimburse and indemnify each loan guarantor for any amounts paid by such loan guarantor to the lender on debt financing by Doran Canterbury I, LLC, up to a maximum of $5,000,000. Effective October 27, 2022, the Indemnity Agreement was amended to increase the maximum indemnification by an additional $700,000. Effective December 12, 2023, the Indemnity Agreement was amended to increase the maximum indemnification by an additional $1,300,000. Effective December 18, 2024, the Indemnity Agreement was amended to increase the maximum indemnification by an additional $500,000. Effective December 30, 2025, the Indemnity Agreement was amended to increase the maximum indemnification by an additional $250,000, bringing the total to a maximum of $7,750,000.

Effective December 18, 2024, the Company entered into an Indemnity Agreement with affiliates of Doran relating to debt financing by Doran Canterbury II, LLC as borrower, which is guaranteed by Doran affiliates. Under the Indemnity Agreement, the Company is obligated to reimburse and indemnify each loan guarantor for any amounts paid by such loan guarantor to the lender on debt financing by Doran Canterbury II, LLC, up to a maximum of $1,000,000. Effective December 30, 2025, the Indemnity Agreement was amended to increase the maximum indemnification by an additional $1,750,000, bringing the total to a maximum of $2,750,000.

Effective  December 21, 2023, the Company entered into its annual live race meet and purse fund contribution agreement with the Minnesota Horsemen’s Benevolent & Protective Association (“MNHBPA”) and the Minnesota Quarter Horse Racing Association (“MQHRA”) regarding the 2024 live race meet. In an effort to increase field size and improve the quality of racing for the 2024 season, the Company guaranteed purses for overnight races at $23,000 per race. The parties recognized there was likely to be a significant financial cost to the Company in establishing a 2024 thoroughbred purse structure intended to average $23,000 per conducted overnight race and that to maintain that average purse structure, the Company made an overpayment that may be repaid to the Company by the MNHBPA through reimbursement in subsequent racing years. This overpayment of purses by the Company was intended to create a short-term bridge until additional purse supplements can be obtained from other sources. At the conclusion of the 2024 live race meet, the Company recorded a receivable related to the overpayment of 2024 purses in the amount of $1,597,463, which is presented as Other long-term receivables on the Company's balance sheet as of December 31, 2024. In addition, the Company agreed to allocate approximately $400,000 to be used as recruiting and participation incentives to attract thoroughbred trainers, owners, and stables for the 2024 live meet in an effort to generate additional pari-mutuel handle through improved field size. For the year ended 2024, the Company recognized expenses of $418,000 related to these incentives.

Effective January 31, 2025, the Company entered into its annual live race meet and purse fund contribution agreement with the MNHBPA and the MQHRA regarding the 2025 live race meet. In an effort to maintain field size and improve the quality of racing for the 2025 season, the Company guaranteed an additional $500,000 of purse monies to be distributed above the minimum amount defined in Minnesota Statutes Chapter 240. The parties recognized there was likely to be a significant financial cost to the Company in establishing this 2025 thoroughbred purse structure and that to maintain that average purse structure, the Company made an overpayment that may be repaid to the Company by the MNHBPA through reimbursement in subsequent racing years. This overpayment of purses by the Company was intended to create a short-term bridge until additional purse supplements can be obtained from other sources. At the conclusion of the 2025 live race meet, the Company recorded a receivable related to the overpayment of 2025 purses in the amount of $500,000.

The combined amounts from the 2024 and 2025 live race meet agreements of $2,097,463 is presented as Other long-term receivables on the Company's balance sheet as of December 31, 2025. In the event that additional purse revenue is secured within the five years following the 2025 live race meet through additional forms of gaming at the Company, new revenue streams, or legislative action, the Company will be eligible for reimbursement of the actual 2025 overpayment amount from those purse supplements.

As mentioned above, in the event that additional purse revenue is secured within the five years following the 2025 live race meet through additional forms of gaming at the Company, new revenue streams, or legislative action, the Company will be eligible for reimbursement of the actual 2024 and 2025 overpayment amounts from those purse supplements. Management believes it is likely that additional purse supplements will ultimately be obtained when considering both the length of time to secure such funds and the fact that legislation has been introduced in both chambers of the Minnesota legislature that would provide those supplements through revenues from taxes paid by sports wagering licenses. Accordingly, management believes no allowance related to this receivable is necessary at both December 31, 2025 and 2024.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at December 31, 2025 and as of the date of this report will not have a material impact on the Company’s consolidated financial positions or results of operations.

The Company has committed to payment of statutory distributions under a $500,000 bond issued to the Minnesota Racing Commission as required by Minnesota statute. The Company was not required to make any payments related to this bond in 2025 or 2024, and there is no liability related to this bond on the balance sheet as of December 31, 2025.

10.  OPERATING SEGMENTS

The Company's chief operating decision maker is its Chief Executive Officer and President, Randall D. Sampson. The Company has four reportable operating segments: horse racing, Casino, food and beverage, and development. The horse racing segment primarily represents simulcast and live horse racing operations. The Casino segment represents operations of Canterbury Park’s Casino, the food and beverage segment represents food and beverage operations provided during simulcast and live racing, in the Casino, and during special events, and the development segment represents our real estate development operations. The Company’s reportable operating segments are strategic business units that offer different products and services. They are managed separately because the segments differ in the nature of the products and services provided as well as process to produce those products and services. The Minnesota Racing Commission regulates the horse racing and Casino segments.

Depreciation, interest expense, and income taxes are allocated to the segments but no allocation is made to food and beverage for shared facilities. However, the food and beverage segment pays approximately 25% of gross revenues earned on special event days to the horse racing segment for use of the facilities.

The following tables represent a disaggregation of revenues from contracts with customers along with the Company’s operating segments (in 000’s):

	Year Ended December 31, 2025
	Horse Racing	Casino	Food and Beverage	Development	Total
Net revenues from external customers	$13,545	$37,087	$8,936	$—	$59,568
Intersegment revenues	329	—	1,245	—	1,574
Net interest income	596	—	—	1,371	1,967
Depreciation	3,563	301	134	—	3,998
Segment (loss) income before income taxes	(3,319)	4,863	1,745	(4,103)	(814)
Segment tax (benefit) expense	(1,161)	1,702	610	(1,436)	(285)

At December 31, 2025
Segment assets	$106,526	$740	$38,129	$35,949	$181,344

	Year Ended December 31, 2024
	Horse Racing	Casino	Food and Beverage	Development	Total
Net revenues from external customers	$13,967	$38,775	$8,820	$—	$61,562
Intersegment revenues	281	—	1,325	—	1,606
Net interest income	1,014	—	—	1,058	2,072
Depreciation	3,157	301	163	—	3,621
Segment (loss) income before income taxes	(1,838)	5,855	1,891	(2,871)	3,037
Segment tax (benefit) expense	(559)	1,781	575	(873)	924

At December 31, 2024
Segment assets	$99,810	$1,041	$35,679	$39,088	$175,618

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals for the years ended December 31, 2025 and 2024 (in 000’s):

	Year Ended December 31,
	2025	2024
Revenues
Total net revenue for reportable segments	$61,142	$63,168
Elimination of intersegment revenues	(1,574)	(1,606)
Total consolidated net revenues	$59,568	$61,562

Income (loss) before income taxes
Total segment income before income taxes	$1,710	$5,661
Elimination of intersegment loss before income taxes	(2,524)	(2,624)
Total consolidated income before income taxes	$(814)	$3,037

	December 31,	December 31,
	2025	2024
Assets
Total assets for reportable segments	$181,344	$175,618
Elimination of intercompany balances	(68,763)	(65,695)
Total consolidated assets	$112,581	$109,923

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

On September 27, 2018, Canterbury Development LLC contributed approximately 13 acres of land as its equity contribution in the Doran Canterbury I joint venture and became a 27.4% equity member. On December 20, 2018, financing for Doran Canterbury I was secured. As the Company is able to assert significant influence, but not control, over Doran Canterbury I’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. For the years ended December 31, 2025 and 2024, the Company recorded a loss of $2,739,000 and $3,552,000, respectively, on equity method investments related to this joint venture. The decreased loss for 2025 is primarily due to an increase in leasing rates by Doran Canterbury I year-over-year following repairs related to an insurance claim that occurred in 2023. In accordance with U.S. GAAP, since we are committed to provide future capital contributions to Doran Canterbury I, we also present as a liability in the accompanying Consolidated Balance Sheets for the net balance recorded for our share of Doran Canterbury I's losses in excess of the amount funded into Doran Canterbury I, which was $7,755,000 and $5,016,000 at December 31, 2025 and 2024, respectively.

We are a party to a contribution and indemnity agreement with affiliates of Doran relating to debt financing by Doran Canterbury I as borrower, which is guaranteed by Doran affiliates. Under the contribution and indemnity agreement, as amended, the Company is obligated to reimburse and indemnify each loan guarantor for any amounts paid by such loan guarantor to the lender on debt financing by Doran Canterbury I, up to a maximum of $7,750,000 as of December 31, 2025. See Note 9. “Commitments and Contingencies.”

Doran Canterbury II, LLC

In connection with the execution of the amended operating agreement for Doran Canterbury I, on August 18, 2018, Canterbury Development LLC entered into an operating agreement with Doran Shakopee, LLC as the two members of a Minnesota limited liability company entitled Doran Canterbury II, LLC (“Doran Canterbury II”). Under the Doran Canterbury II operating agreement, Doran Canterbury II will pursue development of Phase II of the project. Phase II will include an additional 305 apartment units. Canterbury Development’s equity contribution to Doran Canterbury II for Phase II was approximately 10 acres of land, which were contributed to Doran Canterbury II on July 30, 2020. In connection with its contribution, Canterbury Development became a 27.4% equity member in Doran Canterbury II with Doran owning the remaining 72.6%. As the Company is able to assert significant influence, but not control, over Doran Canterbury II’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. For the years ended December 31, 2025, the Company recorded a loss of $2,205,000 and $1,923,000, respectively, on equity method investments related to this joint venture. The increased loss for 2025 is primarily due to an increase in non-cash depreciation expense compared to 2024. In accordance with U.S. GAAP, since we are committed to provide future capital contributions to Doran Canterbury II, we also present as a liability in the accompanying Consolidated Balance Sheets for the net balance recorded for our share of Doran Canterbury II's losses in excess of the amount funded into Doran Canterbury II, which was $766,000 and $0 at December 31, 2025 and 2024, respectively.

We are a party to a contribution and indemnity agreement with affiliates of Doran relating to debt financing by Doran Canterbury II as borrower, which is guaranteed by Doran affiliates. Under the contribution and indemnity agreement, as amended, the Company is obligated to reimburse and indemnify each loan guarantor for any amounts paid by such loan guarantor to the lender on debt financing by Doran Canterbury II, up to a maximum of $2,750,000 as of December 31, 2025. See Note 9. “Commitments and Contingencies.”

Canterbury DBSV Development, LLC

On June 16, 2020, Canterbury Development, entered into an operating agreement with an affiliate of Greystone Construction, as the two members of a Minnesota limited liability company named Canterbury DBSV Development, LLC (“Canterbury DBSV”). Canterbury DBSV was formed as part of a joint venture between Greystone and Canterbury Development LLC for a multi-use development on the 13-acre land parcel located on the southwest portion of the Company’s racetrack. Canterbury Development’s equity contribution to Canterbury DBSV was approximately 13 acres of land, which were contributed to Canterbury DBSV on July 1, 2020. In connection with its contribution, Canterbury Development became a 61.87% equity member in Canterbury DBSV. As the Company is able to assert significant influence, but not control, over Canterbury DBSV’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. For the years ended December 31, 2025 and 2024, the Company recorded a loss of $252,000 and income of $8,000, respectively, on equity investment related to this joint venture. The decrease in income for 2025 is primarily due to a gain on sale of land that occurred in 2024. For the years ended December 31, 2025 and 2024, the Company also received dividend distributions of $75,000 and $36,000, respectively, related to this joint venture.

Trackside Investments, LLC

On  September 20, 2023, Canterbury Development, entered into an Operating Agreement with Trackside Hospitality, LLC as the two members of a Minnesota limited liability company named Trackside Investments, LLC ("Trackside Investments"). Trackside Investments was formed as a joint venture for the development of an approximately 16,000 square foot restaurant and entertainment venue. Canterbury Development, LLC's equity contribution to Trackside Investments was approximately 3.5 acres of land, which were contributed to Trackside Investments on August 20, 2024. In connection with its contribution, Canterbury Development became a 50% equity member in Trackside Investments. In addition, Canterbury Development is guaranteed an annual 6% preferred return on the balance of Canterbury Development's undistributed base capital. As the Company is able to assert significant influence, but not control, over Trackside Investments' operational and financial policies, the Company accounts for the joint venture as an equity method investment. In accordance with ASC 610-20, we determined that we do not have a controlling financial interest in the Trackside Investments joint venture and the arrangements meet the criteria to be accounted for as a contract. Therefore, we derecognized the land and recognized a full gain in 2024 (approximately $1,732,000) between the carrying amount of the land and the estimated fair value of the land transferred. For the year ended December 31, 2025, the Company recorded a loss of $47,000 on equity investments related to this joint venture. As of December 31, 2024, the proportionate share of Trackside Investments, LLC's earnings was immaterial. For the years ended December 31, 2025 and 2024, the Company also received dividend distributions of $8,000 and $0, respectively, related to this joint venture. For the years ended December 31, 2025 and 2024, the Company also received preferred return payments of $69,000 and $0, respectively, related to this joint venture.

Financial information from the financial statements of the Company's joint ventures, Doran Canterbury I, LLC (Doran I), Doran Canterbury II, LLC (Doran II), and all the Company's other joint ventures are summarized as follows:

	As of December 31, 2025
	Total	Doran I	Doran II	Other
Current assets	$6,306,889	$5,779,528	$456,519	$70,842
Noncurrent assets	139,607,148	53,053,492	72,925,034	13,628,622
Current liabilities	77,028,627	72,325,450	4,693,064	10,113
Noncurrent liabilities	89,001,340	14,567,290	69,259,050	5,175,000
Joint ventures' equity	(20,115,930)	(28,059,720)	(570,561)	8,514,351
CPHC share of joint ventures' equity	(3,365,820)	(7,755,253)	(766,211)	5,155,644

	Fiscal Year Ended December 31, 2025
	Total	Doran I	Doran II	Other
Net sales	$8,037,249	$1,777,521	$5,968,626	$291,102
Gross profit (loss)	3,176,376	(315,508)	3,280,880	211,004
Net income	(18,545,508)	(9,996,550)	(8,048,678)	(500,280)
CPHC share of equity in income of joint ventures	(5,242,852)	(2,739,055)	(2,205,338)	(298,460)
CPHC's dividends received from joint ventures	(82,861)	—	—	(82,861)

	As of December 31, 2024
	Total	Doran I	Doran II	Other
Current assets	$14,505,405	$11,593,489	$411,006	$2,500,910
Noncurrent assets	142,521,390	56,250,927	78,755,486	7,514,977
Current liabilities	10,175,889	5,885,368	4,140,521	150,000
Noncurrent liabilities	147,212,092	79,664,237	67,547,855	—
Joint ventures' equity	(361,146)	(17,705,189)	7,478,156	9,865,887
CPHC share of joint ventures' equity	1,959,893	(5,016,198)	1,439,126	5,536,965

	Fiscal Year Ended December 31, 2024
	Total	Doran I	Doran II	Other
Net sales	$6,208,696	$2,172,608	$4,015,928	$20,160
Gross profit (loss)	1,902,942	(310,841)	2,299,285	(85,502)
Net income	(19,972,811)	(12,964,134)	(7,021,446)	12,769
CPHC share of equity in income of joint ventures	(5,467,771)	(3,551,980)	(1,923,491)	7,700
CPHC's dividends received from joint ventures	(36,480)	—	—	(36,480)

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

As of  December 31, 2025 , the Company recorded a TIF receivable of approximately $19,986,000, which represents $16,305,000 of principal and $3,681,000 of interest. Management believes future tax revenues generated from current development activity will exceed the Company's development costs and thus, management believes no allowance related to this receivable is necessary. As of  December 31, 2024 , the Company recorded a TIF receivable of approximately $18,898,000, which represents $15,551,000 of principal and $3,347,000 of interest.

For the year ended December 31, 2025, the Company received its first payment from the City of Shakopee totaling $582,000, fully related to interest on this receivable.

The Company expects to finance its improvements under the Redevelopment Agreement with funds from its current operating resources and existing credit facility and, potentially, third-party financing sources.

12.  RELATED PARTY RECEIVABLES

Since 2019, the Company has loaned money to the Doran Canterbury I and II joint ventures in member loans totaling approximately $4,657,000 and $3,812,000 as of December 31, 2025 and 2024, respectively. These member loans bear interest at the rate equal to the Prime Rate plus two percent per annum and totaled $1,284,000 and $898,000 as of December 31, 2025 and 2024, respectively.

The Company evaluates the collectability of the related party receivables from the Doran Canterbury I and II joint ventures on an ongoing basis. In evaluating collectability, management considers the joint ventures' financial condition, liquidity, historical and projected operating performance, and expected future cash flows, as well as the Company's ownership interest and involvement.

Based on this evaluation, management determined that the outstanding balances are collectible as of December 31, 2025. Management's assessment considered the joint ventures' forecasted cash flows and expected operating performance, which management believes will enable the joint ventures to meet their payment obligations. Accordingly, no allowance for credit losses has been recorded for this receivable as of December 31, 2025 and 2024.

The Company has also recorded related party receivables of approximately $19,000 and $34,000 as of December 31, 2025 and 2024, respectively, for various related costs incurred by the Company. The Company expects to be fully reimbursed for these costs by the related parties in the following year.

13.  SUBSEQUENT EVENTS

On January 8, 2026, Canterbury Development LLC contributed $1,466,405 as an equity contribution to its Doran Canterbury II joint venture. This equity contribution was necessary for Doran Canterbury II to complete refinancing of its existing mortgage payable and is expected to reduce future interest expense from this joint venture. The equity contribution and refinancing did not impact the Company's financial statements as of December 31, 2025 or 2024.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2025. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013), as supplemented by the guidance for internal control over sustainability reporting issued by COSO in 2023. Based on management’s evaluation and those criteria, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2025.

(c)         Changes in Internal Control Over Financial Reporting:

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our fiscal quarter ended December 31, 2025, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not Applicable.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Incorporated by Reference.

Except as noted below, the information required by this Item concerning directors and corporate governance is hereby incorporated by reference to the Company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed with the Commission within 120 days of  December 31, 2025 in the sections entitled “Corporate Governance and Board Matters” and “Election of Directors”.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2025 regarding our equity compensation plans, all of which were approved by our shareholders:

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders:
Stock Plan	66,836	$—	99,687
Employee Stock Purchase Plan	—	—	53,904
Equity compensation plans not approved by security holders:
Total	66,836		153,591

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a).        The following Consolidated Financial Statements of Canterbury Park Holding Corporation and subsidiaries are included in Part II, Item 8 pages 34-59:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Operations for the years ended December 31, 2025 and 2024

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025 and 2024

Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024

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

10.5.1	First Amendment dated as of September 7, 2021 to the Contract for Private Redevelopment dated August 10, 2018 by and among Canterbury Park Holding Corporation, Canterbury Development LLC, the City of Shakopee, Minnesota, and the Economic Development Authority for the City of Shakopee, Minnesota, filed as Exhibit 10.1 to the Form 8-K dated January 25, 2022 and incorporated herein by reference.

10.6*	Canterbury Park Holding Corporation Annual Incentive Plan filed as Exhibit 99.1 to Form 8-K dated April 5, 2016 and incorporated herein by reference.

10.7*	Canterbury Park Holding Corporation Long Term Incentive Plan filed as Exhibit 99.2 to Form 8-K dated April 5, 2016 and incorporated herein by reference.

10.8	Canterbury Park Holding Corporation Employee Stock Purchase Plan, as amended through March 23, 2021, incorporated by reference from Appendix A to the Company's definitive proxy statement for its 2021 Annual Meeting of Shareholders held on June 3, 2021 and incorporated herein by reference.

10.9*	Canterbury Form of Severance and Change in Control Letter Agreement by and between Canterbury Park Holding Corporation and its executive officers, filed as Exhibit 10.2 to the Current Report on Form 8-K dated March 17, 2022 and incorporated by reference herein.

19.1**	Insider Trading Policy

21**	Subsidiaries of the Registrant

Exhibit Table Reference	Title of Document

23.1**	Consent of Independent Registered Public Accounting Firm

24**	Power of Attorney, Included in Signature Page

31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32***	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Canterbury Park Holding Company Compensation Recoupment Policy filed as Exhibit 10.1 to Form 8-K dated October 19, 2023 and incorporated herein by reference.

99.1**	Press Release dated March 9, 2026 announcing 2025 Fourth Quarter and Year-End Results

101

The following financial information from Canterbury Park Holding Corporation’s Annual Report on Form 10-K for the period ended December 31, 2025, formatted in eXtensible Business Reporting Language Inline XBRL; (i) Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024, (ii) Consolidated Statements of Operations for the years ended December 31, 2025 and December 31, 2024, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025 and December 31, 2024, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2025 and December 31, 2024, and (v) Notes to Financial Statements.

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

Dated: March 10, 2026		CANTERBURY PARK HOLDING CORPORATION

	By	/s/ Randall D. Sampson
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

Signature	Title	Date

/s/ Randall D. Sampson	Chief Executive Officer and President (principal executive officer) and Director	March 10, 2026
Randall D. Sampson

/s/ Carin J. Offerman	Director	March 10, 2026
Carin J. Offerman

/s/ Peter W. Ahn	Director	March 10, 2026
Peter W. Ahn

/s/ Mark Chronister	Director	March 10, 2026
Mark Chronister

/s/ Maureen H. Bausch	Director	March 10, 2026
Maureen H. Bausch

/s/ John S. Himle	Director	March 10, 2026
John S. Himle

/s/ Damon E. Schramm	Director	March 10, 2026
Damon E. Schramm

/s/ Randy J. Dehmer	Chief Financial Officer (principal financial officer and principal accounting officer)	March 10, 2026
Randy J. Dehmer