Form 10-Q
period 2026-03-31
Canterbury Park Holding Corp
filed 2026-05-12
CIK 1672909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2026.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission File Number: 001-37858

CANTERBURY PARK HOLDING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	47-5349765
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer
Organization)	Identification No.)

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

The Company had 5,150,334 shares of common stock, $.01 par value, outstanding as of May 11, 2026.

Canterbury Park Holding Corporation

PART 1 – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2026	2025
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,193,651	$12,064,854
Restricted cash	4,163,468	3,759,248
Short-term investments	5,000,000	5,000,000
Accounts receivable, net of allowance of $7,670 for both periods	670,556	342,866
Inventory	268,274	269,419
Prepaid expenses	1,196,475	1,180,025
Income taxes receivable and prepaid income taxes	2,246,466	2,426,857
Total Current Assets	25,738,890	25,043,269

LONG-TERM ASSETS
Deposits	99,147	99,147
Other prepaid expenses	15,972	15,972
TIF receivable	20,314,953	19,986,287
Related party receivable	6,090,746	5,959,601
Equity investment	5,207,371	5,155,644
Other long-term receivables	2,097,463	2,097,463
Land held for development	2,792,250	2,659,257
Land, buildings, and equipment, net	51,161,437	51,564,440
Total Long-term Assets	87,779,339	87,537,811
TOTAL ASSETS	$113,518,229	$112,581,080

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,107,616	$2,218,679
Casino accruals	2,502,382	2,424,310
Accrued wages and payroll taxes	2,283,898	2,007,174
Cash dividend payable	359,487	356,949
Accrued property taxes	1,500,238	1,171,974
Deferred revenue	641,540	541,236
Payable to horsepersons	1,182,941	873,065
Current portion of finance lease obligations	36,630	35,862
Total Current Liabilities	10,614,732	9,629,249

LONG-TERM LIABILITIES
Deferred income taxes	10,471,000	10,471,000
Investee losses in excess of equity investment	8,356,919	8,521,464
Finance lease obligations, net of current portion	71,869	81,319
Total Long-term Liabilities	18,899,788	19,073,783
TOTAL LIABILITIES	29,514,520	28,703,032

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 5,150,334 and 5,121,331 respectively, shares issued and outstanding	51,503	51,213
Additional paid-in capital	31,017,558	30,690,660
Retained earnings	52,934,648	53,136,175
Total Stockholders’ Equity	84,003,709	83,878,048
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$113,518,229	$112,581,080

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
OPERATING REVENUES:
Casino	$9,241,010	$9,192,158
Pari-mutuel	1,017,952	1,078,485
Food and beverage	1,849,159	1,624,753
Other	1,401,413	1,246,236
Total Net Revenues	13,509,534	13,141,632

OPERATING EXPENSES:
Purse expense	1,231,936	1,241,740
Minnesota Breeders’ Fund	193,843	198,583
Other pari-mutuel expenses	164,451	177,170
Salaries and benefits	6,060,009	6,310,705
Cost of food and beverage and other sales	662,044	608,305
Depreciation and amortization	1,048,979	931,488
Utilities	395,491	358,531
Advertising and marketing	134,451	177,075
Professional and contracted services	1,203,905	1,210,865
Gain on disposal of assets	(32,000)	-
Other operating expenses	1,390,726	1,277,499
Total Operating Expenses	12,453,835	12,491,961
INCOME FROM OPERATIONS	1,055,699	649,671
OTHER INCOME (LOSS)
Loss from equity investment	(1,216,794)	(1,573,162)
Interest income, net	511,364	443,281
Net Other Loss	(705,430)	(1,129,881)
INCOME (LOSS) BEFORE INCOME TAXES	350,269	(480,210)
INCOME TAX (EXPENSE) BENEFIT	(180,391)	181,000
NET INCOME (LOSS)	$169,878	$(299,210)

Basic earnings (loss) per share	$0.03	$(0.06)
Diluted earnings (loss) per share	$0.03	$(0.06)
Weighted average basic shares outstanding	5,125,257	5,039,464
Weighted average diluted shares	5,154,061	5,039,464
Cash dividends declared per share	$0.07	$0.07

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended March 31, 2026

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2025	5,121,331	$51,213	$30,690,660	$53,136,175	$83,878,048

Stock-based compensation	—	—	171,610	—	171,610
Dividend declared	—	—	—	(371,405)	(371,405)
401(k) stock match	14,803	148	229,891	—	230,039
Issuance of deferred stock awards	14,200	142	(74,603)	—	(74,461)
Net income	—	—	—	169,878	169,878

Balance at March 31, 2026	5,150,334	$51,503	$31,017,558	$52,934,648	$84,003,709

For the three months ended March 31, 2025

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2024	5,036,717	$50,367	$28,940,887	$55,097,420	$84,088,674

Stock-based compensation	—	—	153,404	—	153,404
Dividend declared	—	—	—	(359,851)	(359,851)
401(k) stock match	12,100	121	228,932	—	229,053
Issuance of deferred stock awards	9,271	93	(63,823)	—	(63,730)
Net loss	—	—	—	(299,210)	(299,210)

Balance at March 31, 2025	5,058,088	$50,581	$29,259,400	$54,438,359	$83,748,340

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating Activities:
Net income (loss)	$169,878	$(299,210)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,048,979	931,488
Stock-based compensation expense	171,610	153,404
Stock-based employee match contribution	230,039	229,053
Gain on disposal of assets	(32,000)	—
Loss from equity investment	1,216,794	1,573,162
Changes in operating assets and liabilities:
Accounts receivable	(327,690)	(485,773)
Increase in TIF receivable	(239,491)	(206,197)
Inventory, prepaid expenses and deposits	(15,305)	128,217
Income taxes receivable and prepaid income taxes	180,391	8,490
Accounts payable	(255,058)	(1,233,829)
Deferred revenue	100,304	556,179
Casino accruals	78,072	309,196
Accrued wages and payroll taxes	276,724	227,104
Accrued property taxes	328,264	275,946
Payable to horsepersons	309,876	1,206,942
Net cash provided by operating activities	3,241,387	3,374,172

Investing Activities:
Additions to land, buildings, and equipment	(634,974)	(858,600)
Proceeds from disposal of assets	32,000	—
Additions for TIF eligible improvements	(89,175)	(135,237)
Equity investment contributions	(1,470,807)	—
Increase in related party receivable	(131,145)	(165,660)
Proceeds from sale of short-term investments	2,750,000	2,250,000
Purchase of short-term investments	(2,750,000)	(2,000,000)
Cash dividends received from investments	37,741	18,648
Net cash used in investing activities	(2,256,360)	(890,849)

Financing Activities:
Cash dividend paid to shareholders	(368,867)	(358,005)
Payments for taxes related to net share settlement of equity awards	(74,461)	(63,730)
Principal payments on finance leases	(8,682)	(7,978)
Net cash used in financing activities	(452,010)	(429,713)

Net increase in cash, cash equivalents, and restricted cash	533,017	2,053,610

Cash, cash equivalents, and restricted cash at beginning of period	15,824,102	13,687,418

Cash, cash equivalents, and restricted cash at end of period	$16,357,119	$15,741,028

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

Schedule of non-cash investing and financing activities
Additions to land, buildings, and equipment funded through accounts payable	$144,000	$444,000
Dividend declared but not yet paid	359,000	353,000
Change in investee losses in excess of equity investments	(165,000)	997,000

Supplemental disclosure of cash flow information:
Interest paid	$2,000	$3,000

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2025, included in its Annual Report on Form 10-K (the “2025 Form 10-K”).

The condensed consolidated balance sheets and the related condensed consolidated statements of operations, stockholders’ equity, and the cash flows for the periods ended March 31, 2026 and 2025 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, statement of stockholders’ equity, and cash flows at March 31, 2026 and 2025 and for the periods then ended have been made.

Summary of Significant Accounting Policies – A detailed description of our significant accounting policies can be found in the 2025 Form 10-K. There were no material changes in significant accounting policies during the three months ended March 31, 2026.

Restricted Cash – Restricted cash represents refundable deposits and amounts due to horsemen for purses, stakes and awards, collateral needed for joint venture operations, and amounts accumulated in card game progressive jackpot pools, the player pool and poker promotional fund to be used to repay card players in the form of promotions, giveaways, prizes, or by other means.

Accounts Receivable - Accounts receivable are initially recorded for amounts due from other tracks for simulcast revenue, net of amounts due to other tracks, and for amounts due from customers related to catering and events. Credit is granted in the normal course of business without collateral. Accounts receivable are stated net of allowances for credit losses, which represent estimated losses resulting from the inability of customers to make the required payments. Accounts that are outstanding longer than the contractual terms are considered past due. We evaluate our allowance for credit losses and estimate collectability of current and non-current accounts receivable based on historical bad debt experience, our assessment of the financial condition of individual companies with which we do business, current market conditions, and reasonable and supportable forecasts of future economic conditions. In times of economic turmoil, our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty than in more stable periods. The Company does not have accounts receivable with original maturities greater than one year. The allowance for credit losses and activity as of three months ended March 31, 2026 and December 31, 2025 was not material.

Deferred Revenue – Deferred revenue includes advance sales related to racing, events and corporate partnerships. Revenue from these advance billings is recognized when the related event occurs or services have been performed.

Payable to Horsepersons - The Minnesota Pari-mutuel Horse Racing Act requires the Company to segregate a portion of funds (recorded as purse expense in the statements of operations) received from Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ association. Pursuant to an agreement with the Minnesota Horsemen’s Benevolent and Protective Association (“MHBPA”), the Company transferred into a trust account or paid directly to the MHBPA, $829,000 and $0 for the three months ended March 31, 2026 and 2025, respectively, related to thoroughbred races. Minnesota Statutes provide that amounts transferred into the trust account are the property of the trust and not of the Company, and therefore these amounts are not recorded on the Company’s Condensed Consolidated Balance Sheet.

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

2.    STOCK-BASED COMPENSATION

Long Term Incentive Plan and Award of Deferred Stock

The Long Term Incentive Plan (the “LTI Plan”) authorizes the grant of Long Term Incentive Awards that provide an opportunity to Named Executive Officers (“NEOs”) and other Senior Executives to receive a payment in cash or shares of the Company’s common stock to the extent of achievement at the end of a period greater than one year (the “Performance Period”) as compared to Performance Goals established at the beginning of the Performance Period. Beginning in 2020, the Company suspended the granting of performance awards under its LTI Plan and instead granted deferred stock awards designed to retain NEOs and other senior executives in lieu of LTI Plan awards from 2020 through 2026. Accordingly, there were no awards outstanding under the LTI Plan during the three months ended March 31, 2026 and 2025.

Board of Directors Stock Options, Deferred Stock Awards, and Restricted Stock Grants

The Company’s Stock Plan currently authorizes annual grants of restricted stock, deferred stock, stock options, or any combination of the three, to non-employee members of the Board of Directors at the time of the Company’s annual shareholders’ meeting as determined by the Board prior to each such meeting. Deferred stock awards represent the right to receive shares of the Company's common stock upon vesting. Restricted stock and deferred stock grants to non-employee directors generally vest 100% one year after the date of the annual meeting at which they were granted, are subject to restrictions on resale for an additional year, and are subject to forfeiture if a board member terminates his or her board service prior to the shares vesting. The unvested deferred stock awards outstanding as of  March 31, 2026 to our non-employee directors consists only of the grants of deferred stock on June 5, 2025 of an aggregate 13,626 shares with a weighted average fair value per share of $17.61.

Board of Directors deferred stock transactions during the three months ended March 31, 2026 are summarized as follows:

Weighted
Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2025	13,626	$17.61
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-Vested Balance, March 31, 2026	13,626	$17.61

Employee Deferred Stock Awards

The Company's Stock Plan permits its Compensation Committee to grant stock-based awards, including deferred stock awards, to key employees and non-employee directors. The Company has made deferred stock grants to key employees that vest over one to four years. Deferred stock awards represent the right to receive shares of the Company's common stock upon vesting.

During the three months ended March 31, 2026, the Company granted employees deferred stock awards totaling 36,200 shares of common stock, with a vesting term of approximately four years and a fair value of $15.50 per share. During the three months ended March 31, 2025, the Company granted employees deferred stock awards totaling 26,400 shares of common stock, with a vesting term of approximately four years and a fair value of $19.50 per share. The compensation cost associated with these grants of deferred stock awards are recorded in "Salaries and benefits" on the Consolidated Statements of Operations.

Employee deferred stock transactions during the three months ended March 31, 2026 are summarized as follows:

		Weighted
		Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2025	53,210	$20.92
Granted	36,200	15.50
Vested	(18,955)	21.54
Forfeited	—	—
Non-Vested Balance, March 31, 2026	70,455	$17.97

There were no stock options outstanding to any employee or other person at March 31, 2026. Stock-based compensation expense related to deferred stock awards and the employee stock purchase plan is included on the Condensed Consolidated Statements of Operations and totaled approximately $162,000 and $141,000 for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026, there was approximately $1,196,000 of total unrecognized stock-based compensation expense related to unvested employee and board of director deferred stock awards that is expected to be recognized over a period of approximately 4.0 years.

3.    NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net income (loss) (numerator) amounts used for basic and diluted per share computations:	$169,878	$(299,210)

Weighted average shares (denominator) of common stock outstanding:
Basic	5,125,257	5,039,464
Plus dilutive effect of deferred stock awards	28,804	—
Diluted	5,154,061	5,039,464

Net income (loss) per common share:
Basic	$0.03	$(0.06)
Diluted	0.03	(0.06)

For the three  months ended March 31, 2025, 24,962 shares have been excluded from the calculation of diluted weighted average shares outstanding as the inclusion of these shares would have an anti-dilutive effect.

4.    GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with a financial institution. The agreement was amended as of February 28, 2021 to extend the maturity date to January 31, 2024 and increase its revolving credit line up to $10,000,000. The line of credit is collateralized by all receivables, inventory, equipment, and general intangibles of the Company, as well as a mortgage on certain real property. In the event that the Company borrowed under the agreement, the annual interest rate paid by the Company would be equal to the greater of the Prime Rate or 3.0%. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The general credit and security agreement was further amended as of January 31, 2024 to extend the maturity date to January 31, 2027 and reduce the maximum borrowing under the line of credit to $5,000,000. In connection with the amendment, the financial institution terminated a mortgage to release certain Company real property as collateral and the parties entered into a negative pledge agreement under which the Company agreed not to create any liens or encumbrances on certain Company real property. The Company had no borrowings under the credit line during the three months ended March 31, 2026. The outstanding balance on the line of credit was $0 at both March 31, 2026 and December 31, 2025.

5.    OPERATING SEGMENTS

The Company's chief operating decision maker is its Chief Executive Officer and President, Randall D. Sampson. The Company has four reportable operating segments: horse racing, Casino, food and beverage, and development. The horse racing segment primarily represents simulcast and live horse racing operations. The Casino segment represents operations of Canterbury Park’s Casino. The food and beverage segment represents food and beverage operations provided during simulcast and live racing, in the Casino, and during special events. The development segment represents our real estate development operations. The Company’s reportable operating segments are strategic business units that offer different products and services. They are managed separately because the segments differ in the nature of the products and services provided as well as the processes to produce those products and services. The Minnesota Racing Commission regulates the horse racing and Casino segments.

Depreciation and amortization, interest, and income taxes are allocated to the segments, but no allocation is made to the food and beverage segment for shared facilities. However, the food and beverage segment pays approximately 25% of gross revenues earned on special event days to the horse racing segment for use of the facilities.

The following tables represent a disaggregation of revenues from contracts with customers along with the Company’s operating segments (in 000’s):

	For the Three Months Ended March 31, 2026
	Horse Racing	Casino	Food and Beverage	Development	Total
Net revenues from external customers	$2,270	$9,241	$1,999	$—	$13,510
Intersegment revenues	193	—	265	—	458
Net interest income	136	—	—	375	511
Depreciation and amortization	945	75	29	—	1,049
Segment income (loss) before income taxes	(532)	1,060	740	(918)	350
Segment tax expense (benefit)	(274)	547	380	(473)	180

March 31, 2026
Segment Assets	$108,429	$665	$38,705	$35,676	$183,475

	For the Three Months Ended March 31, 2025
	Horse Racing	Casino	Food and Beverage	Development	Total
Net revenues from external customers	$2,194	$9,192	$1,756	$—	$13,142
Intersegment revenues	136	—	267	—	403
Net interest income	147	—	—	296	443
Depreciation and amortization	815	75	41	—	931
Segment income (loss) before income taxes	(326)	812	399	(1,365)	(480)
Segment tax expense (benefit)	(123)	306	151	(515)	(181)

December 31, 2025
Segment Assets	$106,526	$740	$38,129	$35,949	$181,344

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	For the Three Months Ended March 31,
	2026	2025
Revenues
Total net revenue for reportable segments	$13,968	$13,545
Elimination of intersegment revenues	(458)	(403)
Total consolidated net revenues	$13,510	$13,142

Income (loss) before income taxes
Total segment income (loss) before income taxes	$805	$(121)
Elimination of intersegment income before income taxes	(455)	(359)
Total consolidated income (loss) before income taxes	$350	$(480)

	March 31,	December 31,
	2026	2025
Assets
Total assets for reportable segments	$183,475	$181,344
Elimination of intercompany balances	(69,957)	(68,763)
Total consolidated assets	$113,518	$112,581

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

Effective December 21, 2023, the Company entered into its annual live race meet and purse fund contribution agreement with the Minnesota Horsemen’s Benevolent & Protective Association (“MNHBPA”) and the Minnesota Quarter Horse Racing Association (“MQHRA”) regarding the 2024 live race meet. In an effort to increase field size and improve the quality of racing for the 2024 season, the Company guaranteed purses for overnight races at $23,000 per race. The parties recognized there was likely to be a significant financial cost to the Company in establishing a 2024 thoroughbred purse structure intended to average $23,000 per conducted overnight race and that to maintain that average purse structure, the Company made an overpayment that may be repaid to the Company by the MNHBPA through reimbursement in subsequent racing years. This overpayment of purses by the Company was intended to create a short-term bridge until additional purse supplements can be obtained from other sources. At the conclusion of the 2024 live race meet, the Company recorded a receivable related to the overpayment of 2024 purses in the amount of $1,597,463, which was presented as Other long-term receivables on the Company's balance sheet as of December 31, 2024.

Effective January 31, 2025, the Company entered into its annual live race meet and purse fund contribution agreement with the MNHBPA and the MQHRA regarding the 2025 live race meet. In an effort to maintain field size and improve the quality of racing for the 2025 season, the Company guaranteed an additional $500,000 of purse monies to be distributed above the minimum amount defined in Minnesota Statute Chapter 240. The parties recognized there was likely to be a significant financial cost to the Company in establishing this 2025 thoroughbred purse structure and that to maintain that average purse structure, the Company made an overpayment that may be repaid to the Company by the MNHBPA through reimbursement in subsequent racing years. This overpayment of purses by the Company was intended to create a short-term bridge until additional purse supplements can be obtained from other sources. At the conclusion of the 2025 live race meet, the Company recorded a receivable related to the overpayment of 2025 purses in the amount of $500,000.

The combined amounts from the 2024 and 2025 live race meet agreements of $2,097,463 is presented as Other long-term receivables on the Company's balance sheet as of March 31, 2026. In the event that additional purse revenue is secured within the five years following the 2025 live race meet through additional forms of gaming at the Company, new revenue streams, or legislative action, the Company will be eligible for reimbursement of the actual 2025 overpayment amount from those purse supplements.

As mentioned above, in the event that additional purse revenue is secured within the five years following the 2025 live race meet through additional forms of gaming at the Company, new revenue streams, or legislative action, the Company will be eligible for reimbursement of the actual 2024 and 2025 overpayment amounts from those purse supplements. Management believes it is likely that additional purse supplements will ultimately be obtained when considering both the length of time to secure such funds and the fact that legislation has been introduced in both chambers of the Minnesota legislature that would provide those supplements through revenues from taxes paid by sports wagering licenses. Accordingly, management believes no allowance related to this receivable is necessary at both March 31, 2026 and December 31, 2025.

Effective January 30, 2026, the Company entered into its annual live race meet and purse fund contribution agreement with the MNHBPA and the MQHRA regarding the 2026 live race meet. This 2026 live race agreement does not include any additional guarantees by the Company to fund or distribute purse monies above the minimum amount defined in statute.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at March 31, 2026 and as of the date of this report, will not have a material impact on the Company’s consolidated financial positions or results of operations.

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

On September 27, 2018, Canterbury Development LLC contributed approximately 13 acres of land as its equity contribution in the Doran Canterbury I joint venture and became a 27.4% equity member. On December 20, 2018, financing for Doran Canterbury I was secured. Doran Canterbury I completed Phase I of the Project, which includes 321 units, a heated parking ramp, and a clubhouse. As the Company is able to assert significant influence, but not control, over Doran Canterbury I’s operational and financial policies, the Company accounts for the joint venture as an equity method investment.  For the three months ended March 31, 2026 and 2025, the Company recorded losses of $602,000 and $997,000, respectively, on equity method investment related to this joint venture. In accordance with U.S. GAAP, since we are committed to provide future capital contributions to Doran Canterbury I, we also present as a liability in the accompanying Condensed Consolidated Balance Sheets the net balance recorded for our share of Doran Canterbury I's losses in excess of the amount funded into Doran Canterbury I, which was $8,357,000 and $7,755,000 at March 31, 2026 and December 31, 2025, respectively. See Note 9 of Notes to Financial Statements for a summary of member loans to Doran Canterbury I.

We are a party to a contribution and indemnity agreement with affiliates of Doran relating to debt financing by Doran Canterbury I as borrower, which is guaranteed by Doran affiliates. Under the contribution and indemnity agreement, as amended, the Company is obligated to reimburse and indemnify each loan guarantor for any amounts paid by such loan guarantor to the lender on debt financing by Doran Canterbury I, up to a maximum of $7,750,000 as of March 31, 2026. See Note 6. “Commitments and Contingencies.”

Doran Canterbury II, LLC

In connection with the execution of the Amended Doran Canterbury I Agreement, on August 18, 2018, Canterbury Development LLC entered into an Operating Agreement with Doran Shakopee, LLC as the two members of a Minnesota limited liability company entitled Doran Canterbury II, LLC (“Doran Canterbury II”). The Operating Agreement was amended and restated by the members effective July 30, 2020. On September 30, 2020, Canterbury Development LLC contributed approximately 10 acres of land as its equity contribution in the Doran Canterbury II joint venture and became a 27.4% equity member. Doran Canterbury II has completed developing Phase II of the project which includes an additional 300 apartment units. On  January 8, 2026, Canterbury Development LLC contributed $1,466,405 as an equity contribution to its Doran Canterbury II joint venture. This equity contribution was necessary for Doran Canterbury II to complete refinancing of its existing mortgage payable and is expected to reduce future interest expense from this joint venture. As the Company is able to assert significant influence, but not control, over Doran Canterbury II’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. For the three months ended March 31, 2026 and 2025, the Company recorded losses of $558,000 and $512,000, respectively, on equity method investment related to this joint venture. In accordance with U.S. GAAP, since we are committed to provide future capital contributions to Doran Canterbury I, we also present as a liability in the accompanying Condensed Consolidated Balance Sheets the net balance recorded for our share of Doran Canterbury I's losses in excess of the amount funded into Doran Canterbury II, which was $0 and $766,000 at March 31, 2026 and December 31, 2025, respectively. See Note 9 of Notes to Financial Statements for a summary of member loans to Doran Canterbury II.

We are a party to a contribution and indemnity agreement with affiliates of Doran relating to debt financing by Doran Canterbury II as borrower, which is guaranteed by Doran affiliates. Under the contribution and indemnity agreement, as amended, the Company is obligated to reimburse and indemnify each loan guarantor for any amounts paid by such loan guarantor to the lender on debt financing by Doran Canterbury II, up to a maximum of $2,750,000 as of March 31, 2026. See Note 6. “Commitments and Contingencies.”

Canterbury DBSV Development, LLC

On June 16, 2020, Canterbury Development LLC, entered into an Operating Agreement with an affiliate of Greystone Construction, as the two members of a Minnesota limited liability company named Canterbury DBSV Development, LLC ("Canterbury DBSV"). Canterbury DBSV was formed as part of a joint venture between Greystone and Canterbury Development LLC for a multi-use development on the 13-acre land parcel located on the southwest portion of the Company’s racetrack. Canterbury Development LLC's equity contribution to Canterbury DBSV was approximately 13 acres of land, which were contributed to Canterbury DBSV on July 1, 2020. In connection with its contribution, Canterbury Development became a 61.87% equity member in Canterbury DBSV. As the Company is able to assert significant influence, but not control, over Canterbury DBSV’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. Canterbury DBSV has since entered into multiple other joint venture investments, all related to the multi-use development of the 13-acre parcel mentioned before. All such investments are accounted for under the equity method by Canterbury DBSV. For the three months ended March 31, 2026 and 2025, the Company recorded losses of $35,000 and $65,000, respectively, on equity method investment related to this joint venture. For the three months ended March 31, 2026 and 2025, the Company also received dividend distributions of $38,000 and $19,000, respectively, related to this joint venture.

Trackside Investments, LLC

On September 20, 2023, Canterbury Development, entered into an Operating Agreement with Trackside Holdings, LLC as the two members of a Minnesota limited liability company named Trackside Investments, LLC ("Trackside Investments"). Trackside Investments was formed as a joint venture for the development of an approximately 16,000 square foot restaurant and entertainment venue. Canterbury Development, LLC's equity contribution to Trackside Investments was approximately 3.5 acres of land, which were contributed to Trackside Investments on August 20, 2024. In connection with its contribution, Canterbury Development became a 50% equity member in Trackside Investments. In addition, Canterbury Development is guaranteed an annual 6% preferred return on the balance of Canterbury Development's undistributed base capital. As the Company is able to assert significant influence, but not control, over Trackside Investments' operational and financial policies, the Company accounts for the joint venture as an equity method investment. For the three months ended March 31, 2026, the Company recorded a loss of $22,000 on equity method investment related to this joint venture. As of March 31, 2025, the proportionate share of Trackside Investments' earnings was immaterial as Trackside Investments was not placed into service until June 2025.

Financial information from the financial statements of the Company's joint ventures, Doran Canterbury I, LLC (Doran I), Doran Canterbury II, LLC (Doran II), and all the Company's other joint ventures are summarized as follows:

	As of March 31, 2026
	Total	Doran I	Doran II	Other
Current assets	$6,738,375	$4,901,039	$1,685,475	$151,861
Noncurrent assets	138,447,469	52,263,782	72,759,758	13,423,929
Current liabilities	77,181,415	72,200,215	4,949,577	31,623
Noncurrent liabilities	86,270,128	14,799,123	66,296,005	5,175,000
Joint ventures' equity	(18,265,699)	(29,834,517)	3,199,651	8,369,167
CPHC share of joint ventures' equity	(3,149,548)	(8,356,918)	141,736	5,065,634

	Three Months Ended March 31, 2026
	Total	Doran I	Doran II	Other
Net sales	$2,688,598	$939,231	$1,617,102	$132,265
Gross profit (loss)	1,177,894	196,573	864,771	116,550
Net income	(4,334,044)	(2,195,863)	(2,038,166)	(100,015)
CPHC share of equity in income of joint ventures	(1,216,794)	(601,666)	(558,457)	(56,670)
CPHC's dividends received from joint ventures	(37,741)	—	—	(37,741)

	As of December 31, 2025
	Total	Doran I	Doran II	Other
Current assets	$6,306,889	$5,779,528	$456,519	$70,842
Noncurrent assets	139,607,148	53,053,492	72,925,034	13,628,622
Current liabilities	77,028,627	72,325,450	4,693,064	10,113
Noncurrent liabilities	89,001,340	14,567,290	69,259,050	5,175,000
Joint ventures' equity	(20,115,930)	(28,059,720)	(570,561)	8,514,351
CPHC share of joint ventures' equity	(3,365,820)	(7,755,253)	(766,211)	5,155,644

	Three Months Ended March 31, 2025
	Total	Doran I	Doran II	Other
Net sales	$1,463,597	$128,128	$1,327,829	$7,640
Gross profit (loss)	171,736	(643,904)	829,388	(13,748)
Net income	(5,610,097)	(3,637,445)	(1,868,227)	(104,425)
CPHC share of equity in income of joint ventures	(1,573,162)	(996,660)	(511,894)	(64,608)
CPHC's dividends received from joint ventures	(18,648)	—	—	(18,648)

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

As of March 31, 2026, the Company recorded a TIF receivable of approximately $20,315,000, which represents $16,394,000 of principal and $3,921,000 of interest. Management believes future tax revenues generated from current development activity will exceed the Company's development costs and thus, management believes no allowance related to this receivable is necessary. As of December 31, 2025, the Company recorded a TIF receivable of approximately $19,986,000, which represented $16,305,000 of principal and $3,681,000 of interest.

As of December 31, 2025, the Company received its first payment from the City of Shakopee totaling $582,000, fully related to interest on this receivable.

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

Lease costs related to operating leases were $0 for both the three months ended March 31, 2026 and 2025. The total lease expenses for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or liability was $92,643 and $112,489 for the three months ended March 31, 2026 and 2025, respectively.

Lease costs included in depreciation and amortization related to our finance leases were $9,046 and $2,870 for the three months ended March 31, 2026 and 2025, respectively. Interest expense related to our finance leases was immaterial.

The following table shows the classification of the right of use assets on our consolidated balance sheets:

		March 31,	December 31,
	Balance Sheet Location	2026	2025
Assets
Finance	Land, buildings and equipment, net (1)	$108,499	$117,181
Operating	Operating lease right-of-use assets	-	-
Total Leased Assets		$108,499	$117,181

1 – Finance lease assets are net of accumulated amortization of $72,411 and $63,729 as of March 31, 2026 and December 31, 2025, respectively.

The following table shows the lease terms and discount rates related to our leases:

	March 31,	December 31,
	2026	2025
Weighted average remaining lease term (in years):
Finance	2.7	3.0
Operating	-	-
Weighted average discount rate (%):
Finance	8.5%	8.5%
Operating	-	-

The maturity of operating leases and finance leases as of March 31, 2026 are as follows:

Three Months Ended March 31,	Finance leases
2026 remaining	$33,335
2027	44,447
2028	44,252
2029	—
2030 and beyond	—
Total minimum lease obligations	122,034
Less: amounts representing interest	(13,535)
Present value of minimum lease payments	108,499
Less: current portion	(36,630)
Lease obligations, net of current portion	$71,869

9.  RELATED PARTY RECEIVABLES

Since 2019, the Company has loaned money to the Doran Canterbury I and II joint ventures in member loans totaling approximately $4,657,000 as of both March 31, 2026 and December 31, 2025. These member loans bear interest at the rate equal to the Prime Rate plus two percent per annum and totaled $1,385,000 and $1,284,000 as of March 31, 2026 and December 31, 2025, respectively.

The Company evaluates the collectability of the related party receivables from the Doran Canterbury I and II joint ventures on an ongoing basis. In evaluating collectability, management considers the joint ventures' financial condition, liquidity, historical and projected operating performance, and expected future cash flows, as well as the Company's ownership interest and involvement.

Based on this evaluation, management determined that the outstanding balances are collectible as of March 31, 2026. Management's assessment considered the joint ventures' forecasted cash flows and expected operating performance, which management believes will enable the joint ventures to meet their payment obligations. Accordingly, no allowance for credit losses has been recorded for this receivable as of March 31, 2026 and December 31, 2025.

The Company has also recorded related party receivables of approximately $49,000 and $19,000 as of  March 31, 2026 and December 31, 2025, respectively, and are primarily related to dividends receivable. The Company expects to collect these receivables from the related parties within a year.

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

Operations Review for the Three Months Ended March 31, 2026:

Revenues:

Total net revenues for the three months ended March 31, 2026 were $13,510,000, an increase of $368,000, or 2.8%, compared to total net revenues of $13,142,000 for the three months ended March 31, 2025. See below for a further discussion of our sources of revenues.

Casino Revenue:

	Three Months Ended March 31,
	2026	2025
Poker Games Collection	$1,860,000	$1,924,000
Other Poker Revenue	957,000	974,000
Total Poker Revenue	2,817,000	2,898,000

Table Games Collection	5,753,000	5,473,000
Other Table Games Revenue	671,000	821,000
Total Table Games Revenue	6,424,000	6,294,000

Total Casino Revenue	$9,241,000	$9,192,000

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

As indicated by the table above, total Casino revenue increased $49,000, or 0.5%, for the three months ended March  31 , 2026, compared to the same period in 2025. The increase for the three months ended March  31 , 2026 can be primarily attributed to an increase in drop, due to increased visitation and spend per visit, which was somewhat offset by a lower average collection revenue rate in table games, which also resulted in a decrease in our other table games revenue.

Pari-Mutuel Revenue:

	Three Months Ended March 31,
	2026	2025
Simulcast	$719,000	$781,000
Other revenue	299,000	297,000
Total Pari-Mutuel Revenue	$1,018,000	$1,078,000

Total pari-mutuel revenue decreased $60,000, or 5.6%, for the three months ended March 31, 2026, compared to the same period in 2025. The decrease for three months ended March 31, 2026 can be primarily attributed to lower simulcast revenues which is related to less overall race days for other race tracks across the country compared to the same period in 2025.

Food and Beverage Revenue:

Food and beverage revenue increased $224,000, or 13.8%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase can be primarily attributed to increased visitation related to hosting more large scale special events and the implementation of a new point-of-sale system that improved speed of service, resulting in increased overall transactions and average spend per customer.

Other Revenue:

Other revenues, consisting of admission revenues, corporate sponsorships, space rentals, and other miscellaneous activities, increased $155,000, or 12.5%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase is primarily due to increased admission revenue related to hosting more large scale special events.

Operating Expenses:

Total operating expenses decreased $38,000, or 0.3%, for the three months ended March 31, 2026, compared to the same period in 2025. The following paragraphs provide further detail regarding certain operating expenses.

Salaries and benefits decreased $251,000, or 4.0%, for the three months ended March 31, 2026, compared to the same period in 2025. The decrease is primarily due to the continued focus on reducing labor expense and driving operational efficiencies.

Depreciation and amortization increased $117,000, or 12.6%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase is primarily due to placing larger fixed assets into service related to the completion of large capital improvement projects.

Other operating expenses increased $113,000, or 8.9%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase is primarily due to higher real estate taxes and special event promoter fees.

Other Income (Loss), Net:

Other loss, net, for the three months ended March 31, 2026 was $705,000, a decrease of $425,000, compared to other loss, net, of $1,130,000 for the three months ended March 31, 2025. The decreased loss is primarily due to increased leasing rates for our Doran Canterbury equity investments, resulting in decreased overall losses recognized. The loss on equity investments for the three months ended March 31, 2026 and 2025 is primarily due to non-cash expenses from depreciation and amortization.

Income Taxes:

The Company recorded a provision for income taxes with an expense of $180,000 and a benefit of $181,000 for the three months ended March 31, 2026 and 2025, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The income tax expense for the three months ended March 31, 2026 compared to the income tax benefit for the same period in 2025 is primarily due to an increase in income before taxes from operations in the first quarter of 2026. Our effective tax rate was 51.5% and 37.7% for three months ended March 31, 2026 and 2025, respectively, and can vary due to changes in non-deductible expenses such as lobbying fees.

Net Income (Loss):

The Company recorded net income of $170,000, or $0.03 per basic and diluted share, for the three months ended March 31, 2026. The Company recorded a net loss of $299,000, or $0.06 per basic and diluted share, for three months ended March 31, 2025.

EBITDA

To supplement our financial statements, we also provide investors with information about our EBITDA and Adjusted EBITDA, each of which is a non-GAAP measure, which excludes certain items from net income, a GAAP measure. See the table below, which presents reconciliations of these measures to the GAAP equivalent financial measures. We define EBITDA as earnings before interest, income tax expense, and depreciation and amortization. We also compute Adjusted EBITDA, which reflects additional adjustments to Net Income to eliminate unusual or non-recurring items, as well as items relating to our real estate development operations and we believe the exclusion of these items allows for better comparability of our performance between periods and is useful in allowing greater transparency related to a significant measure used by management in its financial and operational decision-making. Adjusted EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business, excluding the impact of our real estate segment, and provides a perspective on the current effects of operating decisions relating to our core, non-real estate business. For the three months ended March 31, 2026, Adjusted EBITDA excluded stock-based compensation (which includes the Company's 401(k) match in Company stock contribution), gain on disposal of assets, and depreciation and amortization and interest related to equity investments and their joint ventures. For the three months ended March 31, 2025, Adjusted EBITDA excluded stock-based compensation (which includes the Company's 401(k) match in Company stock contribution), and depreciation and amortization and interest related to equity investments and their joint ventures. Neither EBITDA nor adjusted EBITDA is a measure of performance calculated in accordance with GAAP and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance. EBITDA is presented as a supplemental disclosure because we believe that, when considered with measures calculated in accordance with GAAP, EBITDA and Adjusted EBITDA provide a more complete understanding of our operating results before the impact of investing and financing transactions and income taxes, and it is a widely used measure of performance and a basis for valuation of companies in our industry. Moreover, other companies that provide EBITDA or Adjusted EBITDA information may calculate EBITDA or Adjusted EBITDA differently than we do.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and to adjusted EBITDA (defined above) which are non-GAAP financial measures, for the three months ended March 31, 2026 and 2025:

Summary of EBITDA Data

	Three Months Ended March 31,
	2026	2025
NET INCOME (LOSS)	$169,878	$(299,210)
Interest income, net	(511,364)	(443,281)
Income tax expense (benefit)	180,391	(181,000)
Depreciation and amortization	1,048,979	931,488
EBITDA	887,884	7,997
Stock-based compensation	401,649	382,457
Gain on disposal of assets	(32,000)	—
Depreciation and amortization related to equity investments	739,920	871,460
Interest expense related to equity investments	851,670	838,702
ADJUSTED EBITDA	$2,849,123	$2,100,616

Adjusted EBITDA increased $749,000, or 35.6%, for the three months ended March 31, 2026, compared to the same period in 2025. The increase in Adjusted EBITDA is primarily due to an overall increase in income from operations. For the three months ended March 31, 2026 and 2025, Adjusted EBITDA as a percentage of net revenue was 21.1% and 16.0%, respectively.

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

Liquidity and Capital Resources:

The Company's primary source of liquidity and capital resources have been and are expected to be cash flow from operations and cash available under our revolving line of credit. The Company has a line of credit and security agreement with a financial institution. The agreement was amended as of February 28, 2021 to extend the maturity date to January 31, 2024 and increase its revolving credit line up to $10,000,000. The line of credit was collateralized by all receivables, inventory, equipment, and general intangibles of the Company, as well as a mortgage on certain real property. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The general credit and security agreement was further amended as of January 31, 2024 to extend the maturity date to January 31, 2027 and reduce the maximum borrowing under the line of credit to $5,000,000. In connection with the amendment, the financial institution terminated a mortgage to release certain Company real property as collateral and the parties entered into a negative pledge agreement under which the Company agreed not to create any liens or encumbrances on certain Company real property. As of March 31, 2026, the outstanding balance on the line of credit was $0. As of March 31, 2026, the Company was in compliance with the financial covenants of the credit and security agreement.

The Company’s cash, cash equivalents, and restricted cash balance at March 31, 2026 was $16,357,000 compared to $15,824,000 as of December 31, 2025. The Company expects to spend the remaining $1,198,000 in tax increment financing over the next nine months for the completion of the private redevelopment plan. The Company believes that unrestricted funds available in its cash accounts, short-term investments, amounts available under its revolving line of credit, along with funds generated from operations and potential future land sales, will be sufficient to satisfy its ongoing liquidity and capital resource requirements for regular operations, as well as these planned development expenses for at least the next twelve months. Furthermore, if the Company engages in additional significant real estate development, significant improvements to its facilities, the Racetrack or surrounding grounds, or strategic growth or diversification transactions, additional financing would more than likely be required and the Company may seek this additional financing through joint venture arrangements, through incurring debt, or through an equity financing, or a combination of any of these.

Operating Activities

Trends in our operating cash flows tend to follow trends in operating income but can be affected by changes in working capital, the timing of significant interest payments, and tax payments or refunds. Net cash provided by operating activities for the three months ended March 31, 2026 was $3,241,000, primarily as a result of the following: the Company reported net income of $170,000, depreciation and amortization of $1,049,000, a loss from equity investment of $1,217,000, and stock-based compensation and 401(k) match totaling $402,000. The Company also experienced an increase in payable to horsepersons of $310,000, primarily due to the timing of our live racing season, as well as increases in accrued wages and payroll taxes of $277,000, which is timing related, and an increase in accrued property taxes of $328,000. This was partially offset by an increase in accounts receivable of $328,000, also due to the timing of our live racing season, a decrease in accounts payable, net of land, buildings, and equipment funded through accounts payable, of $255,000, and an increase in TIF receivable of $239,000, related to the interest accrued, for the three months ended March 31, 2026.

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

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 was $2,256,000, primarily due to an equity investment contribution of $1,466,000 to our Doran II joint venture related to their refinancing, additions to land, buildings, and equipment of $635,000, primarily related to information technology and casino equipment, an increase in TIF eligible improvements of $89,000, which is associated with the redevelopment plan, an increase in related party receivable of $131,000, primarily due to additional interest accrued related to our member loans, and purchases of short-term investments of $2,750,000. This was partially offset by proceeds from the sale of short-term investments of $2,750,000.

Net cash used in investing activities for the three months ended March 31, 2025 was $891,000, primarily due to additions to land, buildings, and equipment of $859,000, an increase in TIF eligible improvements of $135,000, which are associated with the redevelopment plan, an increase in related party receivable of $166,000, primarily due to additional member loans and interest related to the member loans, and purchases of short-term investments of $2,000,000. The was partially offset by proceeds from the sale of short-term investments of $2,250,000.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2026 was $452,000, primarily due to cash dividends paid to shareholders and payments for taxes of equity awards. The Company declared a cash dividend of $0.07 per share payable during the three months ended March 31, 2026.

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

These accounting estimates are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Management made no changes to the Company’s critical accounting estimates during the quarter ended three months ended March 31, 2026. In applying its critical accounting estimates, management reassesses its estimates each reporting period based on available information. Changes in these estimates did not have a significant impact on earnings for the quarter ended three months ended March 31, 2026.

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

Estimate of the allowance for doubtful accounts - Property Tax Increment Financing "TIF" Receivable

As of March 31, 2026, the Company recorded a TIF receivable on its Consolidated Balance Sheet of approximately $20,315,000, which represents $16,394,000 of principal and $3,921,000 of interest. The TIF receivable requires significant management estimates and judgement pertaining to whether an allowance for doubtful accounts is necessary. The TIF receivable was generated in connection with the Contract for Private Redevelopment, in which the City of Shakopee has agreed that a portion of the future tax increment revenue generated from the developed property around the Racetrack will be paid to the Company to reimburse it for expenses in constructing public infrastructure improvements. As of December 31, 2025, the Company received its first payment from the City of Shakopee totaling $582,000 related to this receivable.

The Company typically performs an annual collectability analysis of the TIF receivable in the fourth quarter of each year, or more frequently if indicators of the receivable to be potentially uncollectable exist. The quantitative analysis includes assumptions based on the market values of the completed development projects within Canterbury Commons, which derives the future projected tax increment revenue. The Company uses the analysis to determine if expected future tax increment revenue will exceed the Company's development costs on infrastructure improvements. As a result of our analysis as well as initial payments received in 2025 with additional payments expected to be received in 2026 from the City of Shakopee, as of March 31, 2026, management believes the TIF receivable will be fully collectible and no allowance related to this receivable is necessary.

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

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.       Legal Proceedings

Not Applicable.

Item 1A.    Risk Factors

The most significant risk factors applicable to the Company are described in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes from the risk factors previously disclosed.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ending March 31, 2026, the Company repurchased shares of stock in connection with payment of taxes upon issuance of deferred stock awards issued to employees as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1-31, 2026	-	$-
February 1-28, 2026	1,196	$15.61
March 1-31, 2026	3,559	$15.72
Total	4,755	$15.69

Item 3.      Defaults upon Senior Securities

Not Applicable.

Item 4.      Mine Safety Disclosures

Not Applicable.

Item 5.      Other Information

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.      Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1	Press Release dated May 11, 2026 announcing 2026 First Quarter Results.

101

The following financial information from Canterbury Park Holding Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, formatted in Inline eXtensible Business Reporting Language XBRL: (i) Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2026 and March 31, 2025, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2026 and March 31, 2025, (iv) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and March 31, 2025, and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: May 12, 2026	/s/ Randall D. Sampson
Randall D. Sampson
President and Chief Executive Officer (principal executive officer)

Dated: May 12, 2026	/s/ Randy J. Dehmer
Randy J. Dehmer
Chief Financial Officer (principal financial officer, principal accounting officer)