Form 10-Q
period 2026-06-30
Canterbury Park Holding Corp
filed 2026-08-12
CIK 1672909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2026.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission File Number: 001-37858

CANTERBURY PARK HOLDING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	47-5349765
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer
Organization)	Identification No.)

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

The Company had 5,183,394 shares of common stock, $.01 par value, outstanding as of August 11, 2026.

Canterbury Park Holding Corporation

PART 1 – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2026	2025
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,034,847	$12,064,854
Restricted cash	5,414,880	3,759,248
Short-term investments	5,000,000	5,000,000
Accounts receivable, net of allowance of $7,670 for both periods	1,098,606	342,866
Inventory	404,496	269,419
Prepaid expenses	1,178,681	1,180,025
Income taxes receivable and prepaid income taxes	2,390,533	2,426,857
Total Current Assets	29,522,043	25,043,269

LONG-TERM ASSETS
Deposits	99,147	99,147
Other prepaid expenses	9,270	15,972
TIF receivable	20,558,288	19,986,287
Related party receivable	6,347,772	5,959,601
Equity investment	4,909,432	5,155,644
Other long-term receivables	1,677,970	2,097,463
Land held for development	2,915,710	2,659,257
Land, buildings, and equipment, net	50,907,232	51,564,440
Total Long-term Assets	87,424,821	87,537,811
TOTAL ASSETS	$116,946,864	$112,581,080

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,734,115	$2,218,679
Casino accruals	2,577,452	2,424,310
Accrued wages and payroll taxes	2,027,685	2,007,174
Cash dividend payable	361,292	356,949
Accrued property taxes	1,207,293	1,171,974
Deferred revenue	921,768	541,236
Payable to horsepersons	2,309,177	873,065
Current portion of finance lease obligations	37,414	35,862
Total Current Liabilities	13,176,196	9,629,249

LONG-TERM LIABILITIES
Deferred income taxes	10,542,317	10,471,000
Investee losses in excess of equity investment	9,145,521	8,521,464
Finance lease obligations, net of current portion	62,216	81,319
Total Long-term Liabilities	19,750,054	19,073,783
TOTAL LIABILITIES	32,926,250	28,703,032

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 5,183,394 and 5,121,331 respectively, shares issued and outstanding	51,834	51,213
Additional paid-in capital	31,549,511	30,690,660
Retained earnings	52,419,269	53,136,175
Total Stockholders’ Equity	84,020,614	83,878,048
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$116,946,864	$112,581,080

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
OPERATING REVENUES:
Casino	$9,630,551	$9,488,723	$18,871,561	$18,680,881
Pari-mutuel	2,321,217	2,263,361	3,339,169	3,341,846
Food and beverage	2,471,999	2,066,758	4,321,158	3,691,511
Other	1,743,979	1,846,892	3,145,391	3,093,128
Total Net Revenues	16,167,746	15,665,734	29,677,279	28,807,366

OPERATING EXPENSES:
Purse expense	2,426,501	1,963,226	3,658,437	3,204,966
Minnesota Breeders’ Fund	288,624	283,566	482,467	482,149
Other pari-mutuel expenses	285,723	280,285	450,174	457,455
Salaries and benefits	7,013,951	6,949,453	13,073,960	13,260,158
Cost of food and beverage and other sales	944,589	816,133	1,606,633	1,424,438
Depreciation and amortization	1,019,275	986,418	2,068,254	1,917,906
Utilities	379,772	457,563	775,263	816,094
Advertising and marketing	417,444	568,646	551,895	745,722
Professional and contracted services	1,616,105	1,596,849	2,820,010	2,807,714
Gain on disposal of assets	(24,000)	-	(56,000)	-
Other operating expenses	1,514,270	1,331,777	2,904,996	2,609,275
Total Operating Expenses	15,882,254	15,233,916	28,336,089	27,725,877
INCOME FROM OPERATIONS	285,492	431,818	1,341,190	1,081,489
OTHER INCOME (LOSS)
Loss from equity investment	(1,048,807)	(1,389,604)	(2,265,601)	(2,962,766)
Interest income, net	542,491	479,380	1,053,855	922,661
Net Other Loss	(506,316)	(910,224)	(1,211,746)	(2,040,105)
(LOSS) INCOME BEFORE INCOME TAXES	(220,824)	(478,406)	129,444	(958,616)
INCOME TAX BENEFIT (EXPENSE)	72,750	151,000	(107,641)	332,000
NET (LOSS) INCOME	$(148,074)	$(327,406)	$21,803	$(626,616)

Basic earnings (loss) per share	$(0.03)	$(0.06)	$0.00	$(0.12)
Diluted earnings (loss) per share	$(0.03)	$(0.06)	$0.00	$(0.12)
Weighted average basic shares outstanding	5,153,952	5,060,543	5,139,604	5,050,003
Weighted average diluted shares	5,153,952	5,060,543	5,171,440	5,050,003
Cash dividends declared per share	$0.07	$0.07	$0.14	$0.14

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended June 30, 2026

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at March 31, 2026	5,150,334	$51,503	$31,017,558	$52,934,648	$84,003,709

Stock-based compensation	—	—	184,165	—	184,165
Dividend declared	—	—	—	(367,305)	(367,305)
401(k) stock match	14,985	150	251,875	—	252,025
Issuance of deferred stock awards	10,734	107	(107)	—	—
Shares issued under Employee Stock Purchase Plan	7,341	74	96,020	—	96,094
Net loss	—	—	—	(148,074)	(148,074)

Balance at June 30, 2026	5,183,394	$51,834	$31,549,511	$52,419,269	$84,020,614

For the six months ended June 30, 2026

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2025	5,121,331	$51,213	$30,690,660	$53,136,175	$83,878,048

Stock-based compensation	—	—	355,775	—	355,775
Dividend declared	—	—	—	(738,709)	(738,709)
401(K) stock match	29,788	298	481,766	—	482,064
Issuance of deferred stock awards	24,934	249	(74,710)	—	(74,461)
Shares issued under Employee Stock Purchase Plan	7,341	74	96,020	—	96,094
Net income	—	—	—	21,803	21,803

Balance at June 30, 2026	5,183,394	$51,834	$31,549,511	$52,419,269	$84,020,614

For the three months ended June 30, 2025

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at March 31, 2025	5,058,088	$50,581	$29,259,400	$54,438,359	$83,748,340

Stock-based compensation	—	—	178,069	—	178,069
Dividend declared	—	—	—	(358,992)	(358,992)
401(k) stock match	13,113	131	248,098	—	248,229
Issuance of deferred stock awards	7,818	78	(78)	—	—
Shares issued under Employee Stock Purchase Plan	7,009	70	112,301	—	112,371
Net loss	—	—	—	(327,406)	(327,406)

Balance at June 30, 2025	5,086,028	$50,860	$29,797,790	$53,751,961	$83,600,611

For the six months ended June 30, 2025

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2024	5,036,717	$50,367	$28,940,887	$55,097,420	$84,088,674

Stock-based compensation	—	—	331,473	—	331,473
Dividend declared	—	—	—	(718,843)	(718,843)
401(K) stock match	25,213	252	477,030	—	477,282
Issuance of deferred stock awards	17,089	171	(63,901)	—	(63,730)
Shares issued under Employee Stock Purchase Plan	7,009	70	112,301	—	112,371
Net loss	—	—	—	(626,616)	(626,616)

Balance at June 30, 2025	5,086,028	$50,860	$29,797,790	$53,751,961	$83,600,611

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating Activities:
Net income (loss)	$21,803	$(626,616)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,068,254	1,917,906
Stock-based compensation expense	355,775	331,473
Stock-based employee match contribution	482,064	477,282
Gain on disposal of assets	(56,000)	—
Deferred income taxes	71,317	—
Loss from equity investment	2,265,601	2,962,766
Impairment to other long-term receivables	419,493	—
Changes in operating assets and liabilities:
Accounts receivable	(755,740)	(526,581)
TIF receivable	(482,826)	(434,432)
Inventory, prepaid expenses and deposits	(127,031)	59,517
Income taxes receivable and prepaid income taxes	36,324	1,156,608
Other long-term receivables	—	(140,000)
Operating lease right-of-use asset	—	10,943
Operating lease liabilities	—	(10,943)
Accounts payable	1,163,422	(343,023)
Deferred revenue	380,532	781,187
Casino accruals	153,142	(83,272)
Accrued wages and payroll taxes	20,511	(172,348)
Accrued property taxes	35,319	(384)
Payable to horsepersons	1,436,112	2,395,813
Net cash provided by operating activities	7,488,072	7,755,896

Investing Activities:
Additions to land, buildings, and equipment	(1,315,483)	(2,031,971)
Proceeds from disposal of assets	56,000	—
Additions for TIF eligible improvements	(89,175)	(486,381)
Equity investment contributions	(1,470,807)	—
Increase in related party receivable	(388,171)	(396,002)
Proceeds from sale of short-term investments	5,250,000	5,000,000
Purchase of short-term investments	(5,250,000)	(4,500,000)
Cash dividends received from investments	75,473	37,295
Net cash used in investing activities	(3,132,163)	(2,377,059)

Financing Activities:
Proceeds from issuance of common stock	96,094	112,371
Cash dividend paid to shareholders	(734,366)	(715,603)
Payments for taxes related to net share settlement of equity awards	(74,461)	(63,730)
Principal payments on finance leases	(17,551)	(16,127)
Net cash used in financing activities	(730,284)	(683,089)

Net increase in cash, cash equivalents, and restricted cash	3,625,625	4,695,748

Cash, cash equivalents, and restricted cash at beginning of period	15,824,102	13,687,418

Cash, cash equivalents, and restricted cash at end of period	$19,449,727	$18,383,166

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

Schedule of non-cash investing and financing activities
Additions to land, buildings, and equipment funded through accounts payable	$352,000	$1,105,000
Dividend declared but not yet paid	361,000	355,000
Change in investee losses in excess of equity investments	624,000	1,836,000

Supplemental disclosure of cash flow information:
Interest paid	$5,000	$3,000

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

The condensed consolidated balance sheets as of  June 30, 2026 and December 31, 2025, and the related condensed consolidated statements of operations, stockholders’ equity, and the cash flows for the periods ended June 30, 2026 and 2025 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, statement of stockholders’ equity, and cash flows at June 30, 2026 and 2025 and for the periods then ended have been made.

Summary of Significant Accounting Policies – A detailed description of our significant accounting policies can be found in the 2025 Form 10-K. There were no material changes in significant accounting policies during the three and six months ended June 30, 2026.

Restricted Cash – Restricted cash represents refundable deposits and amounts due to horsemen for purses, stakes and awards, collateral needed for joint venture operations, and amounts accumulated in card game progressive jackpot pools, the player pool and poker promotional fund to be used to repay card players in the form of promotions, giveaways, prizes, or by other means.

Accounts Receivable - Accounts receivable are initially recorded for amounts due from other tracks for simulcast revenue, net of amounts due to other tracks, and for amounts due from customers related to catering and events. Credit is granted in the normal course of business without collateral. Accounts receivable are stated net of allowances for credit losses, which represent estimated losses resulting from the inability of customers to make the required payments. Accounts that are outstanding longer than the contractual terms are considered past due. We evaluate our allowance for credit losses and estimate collectability of current and non-current accounts receivable based on historical bad debt experience, our assessment of the financial condition of individual companies with which we do business, current market conditions, and reasonable and supportable forecasts of future economic conditions. In times of economic turmoil, our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty than in more stable periods. The Company does not have accounts receivable with original maturities greater than one year. The allowance for credit losses balances as of   June 30, 2026 and December 31, 2025, and activity as of three and six months ended June 30, 2026, were not material.

Deferred Revenue – Deferred revenue includes advance sales related to racing, events and corporate partnerships. Revenue from these advance billings is recognized when the related event occurs or services have been performed.

Payable to Horsepersons - The Minnesota Pari-mutuel Horse Racing Act requires the Company to segregate a portion of funds (recorded as purse expense in the statements of operations) received from Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ association. Pursuant to an agreement with the Minnesota Horsemen’s Benevolent and Protective Association (“MHBPA”), the Company transferred into a trust account or paid directly to the MHBPA, $3,087,000 and $2,358,000 for the six months ended June 30, 2026 and 2025, respectively, related to thoroughbred races. Minnesota Statutes provide that amounts transferred into the trust account are the property of the trust and not of the Company, and therefore these amounts are not recorded on the Company’s Condensed Consolidated Balance Sheets.

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

2.    STOCK-BASED COMPENSATION

Long Term Incentive Plan and Award of Deferred Stock

The Long Term Incentive Plan (the “LTI Plan”) authorizes the grant of Long Term Incentive Awards that provide an opportunity to Named Executive Officers (“NEOs”) and other Senior Executives to receive a payment in cash or shares of the Company’s common stock to the extent of achievement at the end of a period greater than one year (the “Performance Period”) as compared to Performance Goals established at the beginning of the Performance Period. Beginning in 2020, the Company suspended the granting of performance awards under its LTI Plan and instead granted deferred stock awards designed to retain NEOs and other senior executives in lieu of LTI Plan awards from 2020 through 2026. Accordingly, there were no awards outstanding under the LTI Plan during the six months ended June 30, 2026 and 2025.

Board of Directors Stock Options, Deferred Stock Awards, and Restricted Stock Grants

The Company’s Stock Plan currently authorizes annual grants of restricted stock, deferred stock, stock options, or any combination of the three, to non-employee members of the Board of Directors at the time of the Company’s annual shareholders’ meeting as determined by the Board prior to each such meeting. Deferred stock awards represent the right to receive shares of the Company's common stock upon vesting. Restricted stock and deferred stock grants to non-employee directors generally vest 100% one year after the date of the annual meeting at which they were granted, are subject to restrictions on resale for an additional year, and are subject to forfeiture if a board member terminates his or her board service prior to the shares vesting. The unvested deferred stock awards outstanding as of  June 30, 2026 to our non-employee directors consists only of the grants of deferred stock on June 4, 2026 of an aggregate 15,282 shares with a weighted average fair value per share of $15.70.

Board of Directors deferred stock transactions during the six months ended June 30, 2026 are summarized as follows:

		Weighted
		Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2025	13,626	$17.61
Granted	15,282	15.70
Vested	(13,626)	17.61
Forfeited	—	—
Non-Vested Balance, June 30, 2026	15,282	$15.70

Employee Deferred Stock Awards

The Company's Stock Plan permits its Compensation Committee to grant stock-based awards, including deferred stock awards, to key employees and non-employee directors. The Company has made deferred stock grants to key employees that vest over one to four years. Deferred stock awards represent the right to receive shares of the Company's common stock upon vesting.

During the six months ended June 30, 2026, the Company granted employees deferred stock awards totaling 36,200 shares of common stock, with a vesting term of approximately four years and a fair value of $15.50 per share. During the six months ended June 30, 2025, the Company granted employees deferred stock awards totaling 27,400 shares of common stock, with a vesting term of approximately four years and a fair value of $19.43 per share. The compensation cost associated with these grants of deferred stock awards are recorded in "Salaries and benefits" on the Consolidated Statements of Operations.

Employee deferred stock transactions during the six months ended June 30, 2026 are summarized as follows:

		Weighted
		Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2025	53,210	$20.92
Granted	36,200	15.50
Vested	(18,955)	21.54
Forfeited	—	—
Non-Vested Balance, June 30, 2026	70,455	$17.97

There were no stock options outstanding to any employee or other person at  June 30, 2026. Stock-based compensation expense related to deferred stock awards and the employee stock purchase plan is included on the Condensed Consolidated Statements of Operations and totaled approximately $356,000 and $331,000 for the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026, there was approximately $1,260,000 of total unrecognized stock-based compensation expense related to unvested employee and board of director deferred stock awards that is expected to be recognized over a period of approximately 3.8 years.

3.    NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income (numerator) amounts used for basic and diluted per share computations:	$(148,074)	$(327,406)	$21,803	$(626,616)

Weighted average shares (denominator) of common stock outstanding:
Basic	5,153,952	5,060,543	5,139,604	5,050,003
Plus dilutive effect of deferred stock awards	—	—	31,836	—
Diluted	5,153,952	5,060,543	5,171,440	5,050,003

Net (loss) income per common share:
Basic	$(0.03)	$(0.06)	$0.00	$(0.12)
Diluted	(0.03)	(0.06)	0.00	(0.12)

For the three months ended June 30, 2026 , 21,520 shares have been excluded from the calculation of diluted weighted average shares outstanding as the inclusion of these shares would have an anti-dilutive effect. For the three and six months ended June 30, 2025, 13,397 shares and 26,542 shares, respectively, have been excluded from the calculation of diluted weighted average shares outstanding as the inclusion of these shares would have an anti-dilutive effect.

4.    GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with a financial institution. The agreement was amended as of February 28, 2021 to extend the maturity date to January 31, 2024 and increase its revolving credit line up to $10,000,000. The line of credit was collateralized by all receivables, inventory, equipment, and general intangibles of the Company, as well as a mortgage on certain real property. In the event that the Company borrowed under the agreement, the annual interest rate paid by the Company would be equal to the greater of the Prime Rate or 3.0%. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The general credit and security agreement was further amended as of January 31, 2024 to extend the maturity date to January 31, 2027 and reduce the maximum borrowing under the line of credit to $5,000,000. In connection with the amendment, the financial institution terminated a mortgage to release certain Company real property as collateral and the parties entered into a negative pledge agreement under which the Company agreed not to create any liens or encumbrances on certain Company real property. The Company had no borrowings under the credit line during the three and six months ended June 30, 2026and 2025. The outstanding balance on the line of credit was $0 at both June 30, 2026 and December 31, 2025.

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

Depreciation and amortization, interest, income taxes, and certain other overhead expenses are allocated to the segments, but no allocation is made to the food and beverage segment for shared facilities. However, the food and beverage segment pays approximately 25% of gross revenues earned on special event days to the horse racing segment for use of the facilities.

The following tables represent a disaggregation of revenues from contracts with customers along with the Company’s operating segments (in 000’s):

	For the Three Months Ended June 30, 2026
	Horse Racing	Casino	Food and Beverage	Development	Total
Net revenues from external customers	$3,819	$9,631	$2,718	$—	$16,168
Intersegment revenues	50	—	341	—	391
Net interest income	161	—	—	381	542
Depreciation and amortization	931	75	13	—	1,019
Segment income (loss) before income taxes	(1,866)	1,590	776	(721)	(221)
Segment tax expense (benefit)	(1,720)	1,657	881	(891)	(73)

	For the Six Months Ended June 30, 2026
	Horse Racing	Casino	Food and Beverage	Development	Total
Net revenues from external customers	$6,088	$18,871	$4,718	$—	$29,677
Intersegment revenues	243	—	607	—	850
Net interest income	298	—	—	756	1,054
Depreciation and amortization	1,876	150	42	—	2,068
Segment income (loss) before income taxes	(2,398)	2,650	1,516	(1,639)	129
Segment tax expense (benefit)	(1,994)	2,204	1,261	(1,363)	108

June 30, 2026
Segment Assets	$112,338	$590	$39,688	$35,281	$187,897

	For the Three Months Ended June 30, 2025
	Horse Racing	Casino	Food and Beverage	Development	Total
Net revenues from external customers	$3,935	$9,489	$2,242	$—	$15,666
Intersegment revenues	55	—	308	—	363
Net interest income	156	—	—	323	479
Depreciation and amortization	877	76	33	—	986
Segment income (loss) before income taxes	(848)	1,159	322	(1,111)	(478)
Segment tax expense (benefit)	(283)	376	98	(342)	(151)

	For the Six Months Ended June 30, 2025
	Horse Racing	Casino	Food and Beverage	Development	Total
Net revenues from external customers	$6,129	$18,681	$3,997	$—	$28,807
Intersegment revenues	191	—	575	—	766
Net interest income	304	—	—	619	923
Depreciation and amortization	1,693	151	74	—	1,918
Segment income (loss) before income taxes	(1,174)	1,971	720	(2,476)	(959)
Segment tax expense (benefit)	(406)	682	249	(857)	(332)

December 31, 2025
Segment Assets	$106,526	$740	$38,129	$35,949	$181,344

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Total net revenue for reportable segments	$16,559	$16,029	$30,527	$29,573
Elimination of intersegment revenues	(391)	(363)	(850)	(766)
Total consolidated net revenues	$16,168	$15,666	$29,677	$28,807

Income (loss) before income taxes
Total segment income (loss) before income taxes	$619	$101	$1,424	$(20)
Elimination of intersegment income before income taxes	(840)	(579)	(1,295)	(939)
Total consolidated income (loss) before income taxes	$(221)	$(478)	$129	$(959)

	June 30,	December 31,
	2026	2025
Assets
Total assets for reportable segments	$187,897	$181,344
Elimination of intercompany balances	(70,950)	(68,763)
Total consolidated assets	$116,947	$112,581

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

The combined amounts from the 2024 and 2025 live race meet agreements of $2,097,463 is presented as "Other long-term receivables" on the Company's Consolidated Balance Sheets as of December 31, 2025. In the event that additional purse revenue is secured within the five years following the 2025 live race meet through additional forms of gaming at the Company, new revenue streams, or legislative action, the Company will be eligible for reimbursement of the actual 2024 and 2025 overpayment amount from those purse supplements.

As mentioned above, in the event that additional purse revenue is secured within the five years following the 2025 live race meet through additional forms of gaming at the Company, new revenue streams, or legislative action, the Company will be eligible for reimbursement of the actual 2024 and 2025 overpayment amounts from those purse supplements. Management believes it is likely that additional purse supplements will ultimately be obtained when considering both the length of time to secure such funds and the fact that legislation has been introduced in both chambers of the Minnesota legislature that would provide those supplements through revenues from taxes paid by sports wagering licenses. However, management evaluates the collectability of this receivable on an ongoing basis. In evaluating collectability, management considers consecutive legislative sessions without enactment of qualifying legislation, the reduction in the remaining contractual recovery period, and the continued uncertainty regarding the timing and magnitude of potential future purse supplements. Based on this evaluation, management concluded that the carrying amount of this receivable exceeded the amount expected to be recovered. Therefore, during the three and six months ended June 30, 2026, the Company recorded a partial impairment charge of $419,493, resulting in a net carrying value of $1,677,970 on this receivable as of June 30, 2026. The remaining combined amounts from the 2024 and 2025 live race meet agreements of $1,677,970 is presented as "Other long-term receivables" on the Company's Consolidated Balance Sheets as of June 30, 2026. The impairment charge of $419,493 is recorded in "Purse expense" on the Consolidated Statements of Operations.

Effective January 30, 2026, the Company entered into its annual live race meet and purse fund contribution agreement with the MNHBPA and the MQHRA regarding the 2026 live race meet. This 2026 live race agreement does not include any additional guarantees by the Company to fund or distribute purse monies above the minimum amount defined in statute.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at June 30, 2026 and as of the date of this report, will not have a material impact on the Company’s consolidated financial position or results of operations.

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

On September 27, 2018, Canterbury Development LLC contributed approximately 13 acres of land as its equity contribution in the Doran Canterbury I joint venture and became a 27.4% equity member. On December 20, 2018, financing for Doran Canterbury I was secured. Doran Canterbury I completed Phase I of the Project, which includes 321 units, a heated parking ramp, and a clubhouse. As the Company is able to assert significant influence, but not control, over Doran Canterbury I’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. For the three and six months ended June 30, 2026, the Company recorded losses of $445,000 and $1,047,000, respectively, on equity method investment related to this joint venture. For the three and six months ended June 30, 2025, the Company recorded losses of $840,000 and $1,836,000, respectively, on equity method investment related to this joint venture. In accordance with U.S. GAAP, since we are committed to provide future capital contributions to Doran Canterbury I, we also present as a liability in the accompanying Condensed Consolidated Balance Sheets the net balance recorded for our share of Doran Canterbury I's losses in excess of the amount funded into Doran Canterbury I, which was $8,802,000 and $7,755,000 at June 30, 2026 and December 31, 2025, respectively. See Note 9 of Notes to Financial Statements for a summary of member loans to Doran Canterbury I.

We are a party to a contribution and indemnity agreement with affiliates of Doran relating to debt financing by Doran Canterbury I as borrower, which is guaranteed by Doran affiliates. Under the contribution and indemnity agreement, as amended, the Company is obligated to reimburse and indemnify each loan guarantor for any amounts paid by such loan guarantor to the lender on debt financing by Doran Canterbury I, up to a maximum of $7,750,000 as of   June 30, 2026. See Note 6. “Commitments and Contingencies.”

Doran Canterbury II, LLC

In connection with the execution of the Amended Doran Canterbury I Agreement, on August 18, 2018, Canterbury Development LLC entered into an Operating Agreement with Doran Shakopee, LLC as the two members of a Minnesota limited liability company entitled Doran Canterbury II, LLC (“Doran Canterbury II”). The Operating Agreement was amended and restated by the members effective July 30, 2020. On September 30, 2020, Canterbury Development LLC contributed approximately 10 acres of land as its equity contribution in the Doran Canterbury II joint venture and became a 27.4% equity member. Doran Canterbury II has completed developing Phase II of the project which includes an additional 300 apartment units. On  January 8, 2026, Canterbury Development LLC contributed $1,466,405 as an equity contribution to its Doran Canterbury II joint venture. This equity contribution was necessary for Doran Canterbury II to complete refinancing of its existing mortgage payable and is expected to reduce future interest expense from this joint venture. As the Company is able to assert significant influence, but not control, over Doran Canterbury II’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. For the three and six months ended June 30, 2026, the Company recorded losses of $485,000 and $1,044,000, respectively, on equity method investment related to this joint venture. For the three and six months ended June 30, 2025, the Company recorded losses of $463,000 and $975,000, respectively, on equity method investment related to this joint venture. In accordance with U.S. GAAP, since we are committed to provide future capital contributions to Doran Canterbury II, we also present as a liability in the accompanying Condensed Consolidated Balance Sheets the net balance recorded for our share of Doran Canterbury II's losses in excess of the amount funded into Doran Canterbury II, which was $344,000 and $766,000 at June 30, 2026 and December 31, 2025, respectively. See Note 9 of Notes to Financial Statements for a summary of member loans to Doran Canterbury II.

We are a party to a contribution and indemnity agreement with affiliates of Doran relating to debt financing by Doran Canterbury II as borrower, which is guaranteed by Doran affiliates. Under the contribution and indemnity agreement, as amended, the Company is obligated to reimburse and indemnify each loan guarantor for any amounts paid by such loan guarantor to the lender on debt financing by Doran Canterbury II, up to a maximum of $2,750,000 as of  June 30, 2026. See Note 6. “Commitments and Contingencies.”

Canterbury DBSV Development, LLC

On June 16, 2020, Canterbury Development LLC, entered into an Operating Agreement with an affiliate of Greystone Construction, as the two members of a Minnesota limited liability company named Canterbury DBSV Development, LLC ("Canterbury DBSV"). Canterbury DBSV was formed as part of a joint venture between Greystone and Canterbury Development LLC for a multi-use development on the 13-acre land parcel located on the southwest portion of the Company’s racetrack. Canterbury Development LLC's equity contribution to Canterbury DBSV was approximately 13 acres of land, which were contributed to Canterbury DBSV on July 1, 2020. In connection with its contribution, Canterbury Development became a 61.87% equity member in Canterbury DBSV. As the Company is able to assert significant influence, but not control, over Canterbury DBSV’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. Canterbury DBSV has since entered into multiple other joint venture investments, all related to the multi-use development of the 13-acre parcel mentioned before. All such investments are accounted for under the equity method by Canterbury DBSV. For the three and six months ended June 30, 2026, the Company recorded losses of $92,000 and $127,000, respectively, on equity method investment related to this joint venture. For the three and six months ended June 30, 2025, the Company recorded losses of $69,000 and $134,000, respectively, on equity method investment related to this joint venture. For the three and six months ended June 30, 2026, the Company also received dividend distributions of $38,000 and $75,000, respectively, related to this joint venture. For the three and six months ended June 30, 2025, the Company also received dividend distributions of $19,000 and $37,000, respectively, related to this joint venture.

Trackside Investments, LLC

On September 20, 2023, Canterbury Development LLC, entered into an Operating Agreement with Trackside Holdings, LLC as the two members of a Minnesota limited liability company named Trackside Investments, LLC ("Trackside Investments"). Trackside Investments was formed as a joint venture for the development of an approximately 16,000 square foot restaurant and entertainment venue. Canterbury Development, LLC's equity contribution to Trackside Investments was approximately 3.5 acres of land, which were contributed to Trackside Investments on August 20, 2024. In connection with its contribution, Canterbury Development became a 50% equity member in Trackside Investments. In addition, Canterbury Development is guaranteed an annual 6% preferred return on the balance of Canterbury Development's undistributed base capital. As the Company is able to assert significant influence, but not control, over Trackside Investments' operational and financial policies, the Company accounts for the joint venture as an equity method investment. For the three and six months ended June 30, 2026, the Company recorded losses of $26,000 and $48,000, respectively, on equity method investment related to this joint venture. For the three and six months ended June 30, 2025, the Company recorded a loss of $18,000 on equity method investment related to this joint venture.

Financial information from the financial statements of the Company's joint ventures, Doran Canterbury I, LLC (Doran I), Doran Canterbury II, LLC (Doran II), and all the Company's other joint ventures are summarized as follows:

	As of June 30, 2026
	Total	Doran I	Doran II	Other
Current assets	$5,882,671	$4,094,603	$1,652,080	$135,988
Noncurrent assets	136,066,187	51,671,079	71,260,912	13,134,196
Current liabilities	76,283,096	71,586,314	4,632,784	63,998
Noncurrent liabilities	87,122,632	15,505,104	66,442,528	5,175,000
Joint ventures' equity	(21,456,870)	(31,325,736)	1,837,680	8,031,186
CPHC share of joint ventures' equity	(4,236,089)	(8,801,999)	(343,522)	4,909,432

	Three Months Ended June 30, 2026
	Total	Doran I	Doran II	Other
Net sales	$2,906,702	$1,174,707	$1,599,730	$132,265
Gross profit	1,398,868	432,888	862,321	103,659
Net loss	(3,596,875)	(1,624,379)	(1,771,015)	(201,481)
CPHC share of equity in losses of joint ventures	(1,048,807)	(445,080)	(485,258)	(118,469)
CPHC's dividends received from joint ventures	(37,732)	—	—	(37,732)

	Six Months Ended June 30, 2026
	Total	Doran I	Doran II	Other
Net sales	$5,595,300	$2,113,938	$3,216,832	$264,530
Gross profit	2,576,762	629,461	1,727,092	220,209
Net loss	(7,930,919)	(3,820,242)	(3,809,181)	(301,496)
CPHC share of equity in losses of joint ventures	(2,265,601)	(1,046,746)	(1,043,716)	(175,139)
CPHC's dividends received from joint ventures	(75,473)	—	—	(75,473)

	As of December 31, 2025
	Total	Doran I	Doran II	Other
Current assets	$6,306,889	$5,779,528	$456,519	$70,842
Noncurrent assets	139,607,148	53,053,492	72,925,034	13,628,622
Current liabilities	77,028,627	72,325,450	4,693,064	10,113
Noncurrent liabilities	89,001,340	14,567,290	69,259,050	5,175,000
Joint ventures' equity	(20,115,930)	(28,059,720)	(570,561)	8,514,351
CPHC share of joint ventures' equity	(3,365,820)	(7,755,253)	(766,211)	5,155,644

	Three Months Ended June 30, 2025
	Total	Doran I	Doran II	Other
Net sales	$1,794,289	$315,959	$1,458,398	$19,932
Gross profit (loss)	518,483	(386,774)	904,168	1,089
Net loss	(4,901,805)	(3,064,630)	(1,689,910)	(147,265)
CPHC share of equity in losses of joint ventures	(1,389,604)	(839,709)	(463,035)	(86,860)
CPHC's dividends received from joint ventures	(18,648)	—	—	(18,648)

	Six Months Ended June 30, 2025
	Total	Doran I	Doran II	Other
Net sales	$3,257,885	$444,086	$2,786,227	$27,572
Gross profit (loss)	690,220	(1,030,678)	1,733,557	(12,659)
Net loss	(10,511,900)	(6,702,075)	(3,558,133)	(251,692)
CPHC share of equity in losses of joint ventures	(2,962,766)	(1,836,369)	(974,928)	(151,469)
CPHC's dividends received from joint ventures	(37,295)	—	—	(37,295)

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

As of  June 30, 2026, the Company recorded a TIF receivable of approximately $20,558,000, which represents $16,394,000 of principal and $4,164,000 of interest. Management believes future tax revenues generated from current development activity will exceed the Company's development costs and thus, management believes no allowance related to this receivable is necessary. As of December 31, 2025, the Company recorded a TIF receivable of approximately $19,986,000, which represented $16,305,000 of principal and $3,681,000 of interest.

During the year ended 2025, the Company received its first payment from the City of Shakopee totaling $582,000, fully related to interest on this receivable. There were no payments received during the three and six month periods ended June 30, 2026.

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

Lease costs related to operating leases were $0 and $11,276 for the six months ended June 30, 2026 and 2025. The total lease expenses for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or liability was $213,766 and $250,613 for the six months ended June 30, 2026 and 2025, respectively.

Lease costs included in depreciation and amortization related to our finance leases were $18,091 for both the six months ended June 30, 2026 and 2025. Interest expense related to our finance leases was immaterial.

The following table shows the classification of the right of use assets on our consolidated balance sheets:

		June 30,	December 31,
	Balance Sheet Location	2026	2025
Assets
Finance	Land, buildings and equipment, net (1)	$99,630	$117,181
Total Leased Assets		$99,630	$117,181

1 – Finance lease assets are net of accumulated amortization of $81,280 and $63,729 as of June 30, 2026 and December 31, 2025, respectively.

The following table shows the lease terms and discount rates related to our leases:

	June 30,	December 31,
	2026	2025
Weighted average remaining lease term (in years):
Finance	2.5	3.0
Weighted average discount rate (%):
Finance	8.5%	8.5%

The maturity of finance leases as of June 30, 2026 are as follows:

Finance leases
2026 remaining	$22,223
2027	44,447
2028	44,252
2029	—
2030 and beyond	—
Total minimum lease obligations	110,922
Less: amounts representing interest	(11,292)
Present value of minimum lease payments	99,630
Less: current portion	(37,414)
Lease obligations, net of current portion	$62,216

9.  RELATED PARTY RECEIVABLES

Since 2019, the Company has loaned money to the Doran Canterbury I and II joint ventures in member loans totaling approximately $4,784,000 and $4,657,000 as of June 30, 2026 and December 31, 2025, respectively. These member loans bear interest at the rate equal to the Prime Rate plus two percent per annum and totaled $1,487,000 and $1,284,000 as of June 30, 2026 and December 31, 2025, respectively.

The Company evaluates the collectability of the related party receivables from the Doran Canterbury I and II joint ventures on an ongoing basis. In evaluating collectability, management considers the joint ventures' financial condition, liquidity, historical and projected operating performance, and expected future cash flows, as well as the Company's ownership interest and involvement.

Based on this evaluation, management determined that the outstanding balances are collectible as of June 30, 2026. Management's assessment considered the joint ventures' forecasted cash flows and expected operating performance, which management believes will enable the joint ventures to meet their payment obligations. Accordingly, no allowance for credit losses has been recorded for this receivable as of June 30, 2026 and December 31, 2025.

The Company has also recorded related party receivables of approximately $76,000 and $19,000 as of  June 30, 2026 and December 31, 2025, respectively, and are primarily related to dividends receivable and various related costs incurred to the Company. The Company expects to collect these receivables from the related parties within a year.

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

Operations Review for the Three and Six Months Ended June 30, 2026:

Revenues:

Total net revenues for the three months ended June 30, 2026 were $16,168,000, an increase of $502,000, or 3.2%, compared to total net revenues of $15,666,000 for the three months ended June 30, 2025. Total net revenues for the six months ended June 30, 2026 were $29,677,000, an increase of $870,000, or 3.0%, compared to total net revenues of $28,807,000 for the six months ended June 30, 2025. See below for a further discussion of our sources of revenues.

Casino Revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Poker Games Collection	$1,732,000	$1,827,000	$3,592,000	$3,751,000
Other Poker Revenue	626,000	701,000	1,354,000	1,510,000
Total Poker Revenue	2,358,000	2,528,000	4,946,000	5,261,000

Table Games Collection	6,297,000	5,654,000	12,050,000	11,127,000
Other Table Games Revenue	976,000	1,307,000	1,876,000	2,293,000
Total Table Games Revenue	7,273,000	6,961,000	13,926,000	13,420,000

Total Casino Revenue	$9,631,000	$9,489,000	$18,872,000	$18,681,000

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

As indicated by the table above, total Casino revenue increased $142,000, or 1.5%, and increased $191,000, or 1.0%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increase for the three and six months ended June 30, 2026 can be primarily attributed to an increase in table games drop, due to increased visitation and spend per visit, which was somewhat offset by a lower average collection revenue rate in table games, which also resulted in a decrease in our other table games revenue.

Pari-Mutuel Revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Simulcast	$1,014,000	$1,030,000	$1,733,000	$1,812,000
Live Racing	516,000	442,000	516,000	442,000
Guest Fees	389,000	398,000	389,000	398,000
Other revenue	402,000	393,000	701,000	690,000
Total Pari-Mutuel Revenue	$2,321,000	$2,263,000	$3,339,000	$3,342,000

Total pari-mutuel revenue increased $58,000, or 2.6%, and decreased $3,000, or 0.1%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increase for the three months ended June 30, 2026 can be primarily attributed to increased live race days year over year, which was somewhat offset by lower simulcast revenues which is related to less overall race days for other race tracks across the country compared to the same period in 2025.

Food and Beverage Revenue:

Food and beverage revenue increased $405,000, or 19.6%, and increased $630,000, or 17.1%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increase for the three months ended June 30, 2026 can be primarily attributed to increased visitation related to an increase in the number of live race days compared to last year. The increase for the three and six months ended June 30, 2026 also benefit from the implementation of a new point-of-sale system that improved our speed of service, resulting in increased overall transactions.

Other Revenue:

Other revenues, consisting of admission revenues, corporate sponsorships, space rentals, and other miscellaneous activities, decreased $103,000, or 5.6%, and increased $52,000, or 1.7%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The decrease for the three months ended June 30, 2026 is primarily due to decreased admission revenue related to reduced concert events year-over-year.

Operating Expenses:

Total operating expenses increased $648,000, or 4.3%, and increased $610,000, or 2.2%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The following paragraphs provide further detail regarding certain operating expenses.

Purse expense increased $463,000, or 23.6%, and increased $453,000, or 14.1%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increases are primarily due to the impairment charge of a receivable related to the 2024 and 2025 live race agreements. See Note 6. “Commitments and Contingencies.”

Salaries and benefits increased $64,000, or 0.9%, and decreased $186,000, or 1.4%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The slight increase for the three months ended June 30, 2026 is primarily due to annual wage increases along with the State of Minnesota annual mandated increase in the minimum wage while the decrease for the six months ended June 30, 2026 is primarily due to the continued focus on reducing labor expense and driving operational efficiencies.

Depreciation and amortization increased $33,000, or 3.3%, and increased $150,000, or 7.8%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increases are primarily due to placing larger fixed assets into service related to the completion of large capital improvement projects.

Advertising and marketing decreased $151,000, or 26.6%, and decreased $194,000, or 26.0%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The decreases are primarily due to the timing of promotional events as well as reduced concert events year-over-year.

Other operating expenses increased $182,000, or 13.7%, and increased $296,000, or 11.3%, for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increases are primarily due to higher real estate taxes and special event promoter fees.

Other Income (Loss), Net:

Other loss, net, for the three months ended June 30, 2026 was $506,000, a decrease of $404,000, compared to other loss, net, of $910,000 for the three months ended June 30, 2025. Other loss, net, for the six months ended June 30, 2026 was $1,212,000, a decrease of $828,000, compared to other loss, net, of $2,040,000 for the six months ended June 30, 2025. The decreased losses are primarily due to increased leasing rates for our Doran Canterbury equity investments, resulting in decreased overall losses recognized. The loss on equity investments for the three and six months ended June 30, 2026 and 2025 is primarily due to non-cash expenses from depreciation and amortization.

Income Taxes:

The Company recorded a provision for income taxes with a benefit of $73,000 and $151,000 for the three months ended June 30, 2026 and 2025, respectively. The Company recorded a provision for income taxes with an expense of $108,000 and a benefit of $332,000 for the six months ended June 30, 2026 and 2025, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The income tax benefit for the three months ended June 30, 2026 decreased compared to the income tax benefit for the same period in 2025 primarily due to an increase in income before taxes from operations in the second quarter of 2026. The income tax expense for the six months ended June 30, 2026 compared to the income tax benefit for the same period in 2025 is primarily due to the increase in the relationship of non-deductible expenses and discrete items against pretax book income. Our effective tax rate was 32.9% and 83.2%  for three and six months ended June 30, 2026, respectively. Our effective tax rate was 31.6% and 34.6%  for three and six months ended June 30, 2025, respectively. Our effective tax rate can vary due to changes in non-deductible expenses such as lobbying fees.

Net Income (Loss):

The Company recorded a net loss of $148,000, or $0.03 per basic and diluted share and net income of $22,000, or $0.00 per basic and diluted share, for the three and six months ended June 30, 2026, respectively. The Company recorded a net loss of $327,000, or $0.06 and $627,000, or $0.12 per basic and diluted share, for the three and six months ended June 30, 2025, respectively.

EBITDA

To supplement our financial statements, we also provide investors with information about our EBITDA and Adjusted EBITDA, each of which is a non-GAAP measure, which excludes certain items from net income, a GAAP measure. See the table below, which presents reconciliations of these measures to the GAAP equivalent financial measures. We define EBITDA as earnings before interest, income tax expense, and depreciation and amortization. We also compute Adjusted EBITDA, which reflects additional adjustments to Net Income to eliminate unusual or non-recurring items, as well as items relating to our real estate development operations and we believe the exclusion of these items allows for better comparability of our performance between periods and is useful in allowing greater transparency related to a significant measure used by management in its financial and operational decision-making. Adjusted EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business, excluding the impact of our real estate segment, and provides a perspective on the current effects of operating decisions relating to our core, non-real estate business. For the three and six months ended June 30, 2026, Adjusted EBITDA excluded stock-based compensation (which includes the Company's 401(k) match in Company stock contribution), an impairment charge on receivables, gain on disposal of assets, depreciation and amortization and interest related to equity investments, including amounts attributable to underlying joint ventures reflected in equity investment earnings. For the three and six months ended June 30, 2025, Adjusted EBITDA excluded stock-based compensation (which includes the Company's 401(k) match in Company stock contribution), depreciation and amortization and interest related to equity investments, including amounts attributable to underlying joint ventures reflected in equity investment earnings. Neither EBITDA nor adjusted EBITDA is a measure of performance calculated in accordance with GAAP and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance. EBITDA is presented as a supplemental disclosure because we believe that, when considered with measures calculated in accordance with GAAP, EBITDA and Adjusted EBITDA provide a more complete understanding of our operating results before the impact of investing and financing transactions and income taxes, and it is a widely used measure of performance and a basis for valuation of companies in our industry. Other companies that provide EBITDA or Adjusted EBITDA may calculate it differently than we do, so caution should be taken in comparing the Company's EBITDA and Adjusted EBITDA results to those of other companies.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and to adjusted EBITDA (defined above) which are non-GAAP financial measures, for the three and six months ended June 30, 2026 and 2025:

Summary of EBITDA Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NET (LOSS) INCOME	$(148,074)	$(327,406)	$21,803	$(626,616)
Interest income, net	(542,491)	(479,380)	(1,053,855)	(922,661)
Income tax expense (benefit)	(72,750)	(151,000)	107,641	(332,000)
Depreciation and amortization	1,019,275	986,418	2,068,254	1,917,906
EBITDA	255,960	28,632	1,143,843	36,629
Stock-based compensation	436,190	426,298	837,839	808,755
Other receivables impairment	419,493	—	419,493	—
Gain on disposal of assets	(24,000)	—	(56,000)	—
Depreciation and amortization related to equity investments	726,287	779,152	1,451,799	1,650,612
Interest expense related to equity investments	819,593	802,492	1,655,973	1,641,194
ADJUSTED EBITDA	$2,633,523	$2,036,574	$5,452,947	$4,137,190

Adjusted EBITDA increased $597,000, or 29.3%, and increased $1,316,000, or 31.8%, for the three and six months ended June 30, 2026, compared to the same periods in 2025. The increase in Adjusted EBITDA is primarily due to an overall increase in income before taxes. For the three and six months ended June 30, 2026, Adjusted EBITDA as a percentage of net revenue was 16.3% and 18.4%, respectively. For the three and six months ended June 30, 2025, Adjusted EBITDA as a percentage of net revenue was 13.0% and 14.4%, respectively.

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

Liquidity and Capital Resources:

The Company's primary source of liquidity and capital resources have been and are expected to be cash flow from operations and cash available under our revolving line of credit. The Company has a line of credit and security agreement with a financial institution. The agreement was amended as of February 28, 2021 to extend the maturity date to January 31, 2024 and increase its revolving credit line up to $10,000,000. The line of credit was collateralized by all receivables, inventory, equipment, and general intangibles of the Company, as well as a mortgage on certain real property. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The general credit and security agreement was further amended as of January 31, 2024 to extend the maturity date to January 31, 2027 and reduce the maximum borrowing under the line of credit to $5,000,000. In connection with the amendment, the financial institution terminated a mortgage to release certain Company real property as collateral and the parties entered into a negative pledge agreement under which the Company agreed not to create any liens or encumbrances on certain Company real property. As of June 30, 2026, the outstanding balance on the line of credit was $0. As of June 30, 2026, the Company was in compliance with the financial covenants of the credit and security agreement.

The Company’s cash, cash equivalents, and restricted cash balance at June 30, 2026 was $19,450,000 compared to $15,824,000 as of December 31, 2025. The Company expects to spend the remaining $1,198,000 in tax increment financing over the next nine months for the completion of the private redevelopment plan. The Company believes that unrestricted funds available in its cash accounts, short-term investments, amounts available under its revolving line of credit, along with funds generated from operations and potential future land sales, will be sufficient to satisfy its ongoing liquidity and capital resource requirements for regular operations, as well as these planned development expenses for at least the next twelve months. Furthermore, if the Company engages in additional significant real estate development, significant improvements to its facilities, the Racetrack or surrounding grounds, or strategic growth or diversification transactions, additional financing would more than likely be required and the Company may seek this additional financing through joint venture arrangements, through incurring debt, or through an equity financing, or a combination of any of these.

Operating Activities

Trends in our operating cash flows tend to follow trends in operating income but can be affected by changes in working capital, the timing of significant interest payments, and tax payments or refunds. Net cash provided by operating activities for the six months ended June 30, 2026 was $7,488,000, primarily as a result of the following: the Company reported net income of $22,000, depreciation and amortization of $2,068,000, a loss from equity investment of $2,266,000, stock-based compensation and 401(k) match totaling $838,000, and a decrease in other long-term receivables related to an impairment charge related to the 2024 and 2025 live racing agreements. For the six months ended June 30, 2026, the Company also experienced increases in payable to horsepersons and accounts payable, net of land, buildings, and equipment funded through accounts payable of $1,436,000 and $1,163,000, respectively, primarily due to the timing of our live racing season. This was partially offset by an increase in accounts receivable of $756,000, also due to the timing of our live racing season, and an increase in TIF receivable of $483,000, related to the interest accrued, for the six months ended June 30, 2026.

Net cash provided by operating activities for the six months ended June 30, 2025 was $7,756,000, primarily as a result of the following: the Company reported a net loss of $627,000, depreciation and amortization of $1,918,000, a loss from equity investment of $2,963,000, and stock-based compensation and 401(k) match totaling $809,000. For the six months ended June 30, 2025, the Company also experienced an increase in payable to horsepersons of $2,396,000 and an increase in deferred revenue of $781,000, both primarily due to the timing of our live racing season.  This was offset by an increase in accounts receivable of $527,000, also due to the timing of our live racing season, and an increase in TIF receivable of $434,000, related to the interest accrued, for the six months ended June 30, 2025.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 was $3,132,000, primarily due to an equity investment contribution of $1,471,000 to our Doran II joint venture related to their refinancing, additions to land, buildings, and equipment of $1,315,000, primarily related to information technology and casino equipment, an increase in TIF eligible improvements of $89,000, which is associated with the redevelopment plan, an increase in related party receivable of $388,000, primarily due to additional interest accrued related to our member loans, and purchases of short-term investments of $5,250,000. This was partially offset by proceeds from the sale of short-term investments of $5,250,000 during the six months ended June 30, 2026.

Net cash used in investing activities for the six months ended June 30, 2025 was $2,377,000, primarily due to additions to land, buildings, and equipment of $2,032,000 and an increase in TIF eligible improvements of $486,000, both of which are associated with the redevelopment plan, an increase in related party receivable of $396,000, primarily due to additional member loans and interest related to the member loans, and purchases of short-term investments of $4,500,000. This was partially offset by proceeds from the sale of short-term investments of $5,000,000 during the six months ended June 30, 2025.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2026 was $730,000, primarily due to cash dividends paid to shareholders and payments for taxes of equity awards. The Company declared and paid a cash dividend of $0.14 per share payable during the six months ended June 30, 2026.

Net cash used in financing activities for the six months ended June 30, 2025 was $683,000, primarily due to cash dividends paid to shareholders and payments for taxes of equity awards. The Company declared and paid a cash dividend of $0.14 per share payable during the six months ended June 30, 2025.

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

These accounting estimates are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Management made no changes to the Company’s critical accounting estimates during the six months ended June 30, 2026. In applying its critical accounting estimates, management reassesses its estimates each reporting period based on available information. Other than the impairment of other long-term receivables discussed in Note 6 of Notes to Financial Statements, changes in these estimates did not have a significant impact on earnings for the six months ended June 30, 2026.

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

Estimate of the allowance for credit losses - Property Tax Increment Financing "TIF" Receivable

As of June 30, 2026, the Company recorded a TIF receivable on its Consolidated Balance Sheet of approximately $20,558,000, which represents $16,394,000 of principal and $4,164,000 of interest. The TIF receivable requires significant management estimates and judgement pertaining to whether an allowance for doubtful accounts is necessary. The TIF receivable was generated in connection with the Contract for Private Redevelopment, in which the City of Shakopee has agreed that a portion of the future tax increment revenue generated from the developed property around the Racetrack will be paid to the Company to reimburse it for expenses in constructing public infrastructure improvements. For the year ended 2025, the Company received its first payment from the City of Shakopee totaling $582,000 related to this receivable. There were no payments received during the three and six month periods ended June 30, 2026.

The Company typically performs an annual collectability analysis of the TIF receivable in the fourth quarter of each year, or more frequently if indicators of the receivable to be potentially uncollectable exist. The quantitative analysis includes assumptions based on the market values of the completed development projects within Canterbury Commons, which derives the future projected tax increment revenue. The Company uses the analysis to determine if expected future tax increment revenue will exceed the Company's development costs on infrastructure improvements. As a result of our analysis as well as initial payments received in 2025 with additional payments expected to be received in 2026 from the City of Shakopee, as of June 30, 2026, management believes the TIF receivable will be fully collectible and no allowance related to this receivable is necessary.

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

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.      Defaults upon Senior Securities

Not Applicable.

Item 4.      Mine Safety Disclosures

Not Applicable.

Item 5.      Other Information

During the six months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.      Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1	Press Release dated August 11, 2026 announcing 2026 Second Quarter Results.

101

The following financial information from Canterbury Park Holding Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, formatted in Inline eXtensible Business Reporting Language XBRL: (i) Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2026 and June 30, 2025, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 30, 2026 and June 30, 2025, (iv) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and June 30, 2025, and (v) Notes to Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: August 12, 2026	/s/ Randall D. Sampson
Randall D. Sampson
President and Chief Executive Officer (principal executive officer)

Dated: August 12, 2026	/s/ Randy J. Dehmer
Randy J. Dehmer
Chief Financial Officer (principal financial officer, chief accounting officer)