Form 10-Q
period 2026-09-30
Canterbury Park Holding Corp
filed 2026-11-12
CIK 1672909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2026.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission File Number: 001-37858

CANTERBURY PARK HOLDING CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Minnesota	47-5349765
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer
Organization)	Identification No.)

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

The Company had 5,197,717 shares of common stock, $.01 par value, outstanding as of November 12, 2026.

Canterbury Park Holding Corporation

PART 1 – FINANCIAL INFORMATION

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2026	2025
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$17,273,546	$12,064,854
Restricted cash	4,036,159	3,759,248
Short-term investments	5,000,000	5,000,000
Accounts receivable, net of allowance of $7,670 for both periods	959,206	342,866
Inventory	293,228	269,419
Prepaid expenses	933,580	1,180,025
Income taxes receivable and prepaid income taxes	1,970,178	2,426,857
Total Current Assets	30,465,897	25,043,269

LONG-TERM ASSETS
Deposits	99,147	99,147
Other prepaid expenses	9,272	15,972
TIF receivable	20,752,161	19,986,287
Related party receivable	6,566,452	5,959,601
Equity investment	4,785,711	5,155,644
Other long-term receivables	1,677,970	2,097,463
Land held for development	3,039,169	2,659,257
Land, buildings, and equipment, net	50,426,843	51,564,440
Total Long-term Assets	87,356,725	87,537,811
TOTAL ASSETS	$117,822,622	$112,581,080

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,329,567	$2,218,679
Casino accruals	2,890,320	2,424,310
Accrued wages and payroll taxes	2,877,120	2,007,174
Cash dividend payable	362,838	356,949
Accrued property taxes	1,512,122	1,171,974
Deferred revenue	542,647	541,236
Payable to horsepersons	723,796	873,065
Current portion of finance lease obligations	38,214	35,862
Total Current Liabilities	12,276,624	9,629,249

LONG-TERM LIABILITIES
Deferred income taxes	10,542,317	10,471,000
Investee losses in excess of equity investment	9,926,723	8,521,464
Finance lease obligations, net of current portion	52,357	81,319
Total Long-term Liabilities	20,521,397	19,073,783
TOTAL LIABILITIES	32,798,021	28,703,032

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value, 10,000,000 shares authorized, 5,197,717 and 5,121,331 shares issued and outstanding, respectively	51,977	51,213
Additional paid-in capital	31,957,028	30,690,660
Retained earnings	53,015,596	53,136,175
Total Stockholders’ Equity	85,024,601	83,878,048
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$117,822,622	$112,581,080

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
OPERATING REVENUES:
Casino	$10,158,440	$8,925,116	$29,030,001	$27,605,997
Pari-mutuel	2,928,616	3,236,032	6,269,609	6,577,878
Food and beverage	3,608,614	3,507,789	7,929,772	7,199,300
Other	2,386,775	2,645,764	5,532,167	5,738,892
Total Net Revenues	19,082,445	18,314,701	48,761,549	47,122,067

OPERATING EXPENSES:
Purse expense	2,377,041	2,352,607	6,035,478	5,557,573
Minnesota Breeders’ Fund	294,483	281,168	776,950	763,317
Other pari-mutuel expenses	192,453	181,763	642,627	639,218
Salaries and benefits	7,281,200	7,273,226	20,355,160	20,533,384
Cost of food and beverage and other sales	1,291,513	1,214,007	2,898,146	2,638,445
Depreciation and amortization	1,024,778	1,026,994	3,093,032	2,944,900
Utilities	575,334	544,424	1,350,597	1,360,518
Advertising and marketing	731,615	792,919	1,283,510	1,538,640
Professional and contracted services	1,815,938	1,951,992	4,635,948	4,759,706
Gain on disposal of assets	-	-	(56,000)	-
Other operating expenses	1,796,561	1,644,555	4,703,383	4,253,832
Total Operating Expenses	17,380,916	17,263,655	45,718,831	44,989,533
INCOME FROM OPERATIONS	1,701,529	1,051,046	3,042,718	2,132,534
OTHER INCOME (LOSS)
Loss from equity investment	(852,426)	(936,264)	(3,118,027)	(3,899,029)
Interest income, net	530,417	528,501	1,584,272	1,451,162
Net Other Loss	(322,009)	(407,763)	(1,533,755)	(2,447,867)
INCOME (LOSS) BEFORE INCOME TAXES	1,379,520	643,283	1,508,963	(315,333)
INCOME TAX (EXPENSE) BENEFIT	(420,355)	(156,000)	(527,996)	176,000
NET INCOME (LOSS)	$959,165	$487,283	$980,967	$(139,333)

Basic earnings (loss) per share	$0.19	$0.10	$0.19	$(0.03)
Diluted earnings (loss) per share	$0.18	$0.10	$0.19	$(0.03)
Weighted average basic shares outstanding	5,183,550	5,086,172	5,154,253	5,062,060
Weighted average diluted shares	5,208,356	5,101,084	5,191,800	5,062,060
Cash dividends declared per share	$0.07	$0.07	$0.21	$0.21

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the three months ended September 30, 2026

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at June 30, 2026	5,183,394	$51,834	$31,549,511	$52,419,269	$84,020,614

Stock-based compensation	—	—	184,222	—	184,222
Dividend declared	—	—	—	(362,838)	(362,838)
401(k) stock match	14,323	143	223,295	—	223,438
Net income	—	—	—	959,165	959,165

Balance at September 30, 2026	5,197,717	$51,977	$31,957,028	$53,015,596	$85,024,601

For the nine months ended September 30, 2026

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2025	5,121,331	$51,213	$30,690,660	$53,136,175	$83,878,048

Stock-based compensation	—	—	539,997	—	539,997
Dividend declared	—	—	—	(1,101,546)	(1,101,546)
401(k) stock match	44,111	441	705,061	—	705,502
Issuance of deferred stock awards	24,934	249	(74,710)	—	(74,461)
Shares issued under Employee Stock Purchase Plan	7,341	74	96,020	—	96,094
Net income	—	—	—	980,967	980,967

Balance at September 30, 2026	5,197,717	$51,977	$31,957,028	$53,015,596	$85,024,601

For the three months ended September 30, 2025

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at June 30, 2025	5,086,028	$50,860	$29,797,790	$53,751,961	$83,600,611

Stock-based compensation	—	—	176,985	—	176,985
Dividend declared	—	—	—	(356,022)	(356,022)
401(k) stock match	13,244	132	215,877	—	216,009
Net income	—	—	—	487,283	487,283

Balance at September 30, 2025	5,099,272	$50,992	$30,190,652	$53,883,222	$84,124,866

For the nine months ended September 30, 2025

	Number of	Common	Additional	Retained
	Shares	Stock	Paid-in Capital	Earnings	Total
Balance at December 31, 2024	5,036,717	$50,367	$28,940,887	$55,097,420	$84,088,674

Stock-based compensation	—	—	508,458	—	508,458
Dividend declared	—	—	—	(1,074,865)	(1,074,865)
401(k) stock match	38,457	384	692,907	—	693,291
Issuance of deferred stock awards	17,089	171	(63,901)	—	(63,730)
Shares issued under Employee Stock Purchase Plan	7,009	70	112,301	—	112,371
Net loss	—	—	—	(139,333)	(139,333)

Balance at September 30, 2025	5,099,272	$50,992	$30,190,652	$53,883,222	$84,124,866

See notes to condensed consolidated financial statements.

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating Activities:
Net income (loss)	$980,967	$(139,333)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,093,032	2,944,900
Stock-based compensation expense	539,997	508,458
Stock-based employee match contribution	705,502	693,291
Gain on disposal of assets	(56,000)	—
Deferred income taxes	71,317	—
Loss from equity investment	3,118,027	3,899,029
Impairment to other long-term receivables	419,493	—
Changes in operating assets and liabilities:
Accounts receivable	(616,340)	(922,019)
TIF receivable	(408,356)	(673,026)
Inventory, prepaid expenses and deposits	229,336	589,209
Income taxes receivable and prepaid income taxes	456,679	1,312,607
Other long-term receivables	—	(500,000)
Operating lease right-of-use asset	—	27,674
Operating lease liabilities	—	(27,674)
Accounts payable	893,847	(1,102,520)
Deferred revenue	1,411	162,761
Casino accruals	466,010	312,209
Accrued wages and payroll taxes	869,946	497,003
Accrued property taxes	340,148	262,770
Payable to horsepersons	(149,269)	1,158,313
Net cash provided by operating activities	10,955,747	9,003,652

Investing Activities:
Additions to land, buildings, and equipment	(2,118,306)	(3,675,002)
Proceeds from disposal of assets	56,000	—
Additions for TIF eligible improvements	(357,518)	(589,793)
Equity investment contributions	(1,470,807)	—
Increase in related party receivable	(606,851)	(696,309)
Proceeds from sale of short-term investments	7,000,000	5,500,000
Purchase of short-term investments	(7,000,000)	(5,250,000)
Cash dividends received from investments	127,972	55,943
Net cash used in investing activities	(4,369,510)	(4,655,161)

Financing Activities:
Proceeds from issuance of common stock	96,094	112,371
Cash dividend paid to shareholders	(1,095,657)	(1,070,216)
Payments for taxes related to net share settlement of equity awards	(74,461)	(63,730)
Principal payments on finance leases	(26,610)	(24,450)
Net cash used in financing activities	(1,100,634)	(1,046,025)

Net increase in cash, cash equivalents, and restricted cash	5,485,603	3,302,466

Cash, cash equivalents, and restricted cash at beginning of period	15,824,102	13,687,418

Cash, cash equivalents, and restricted cash at end of period	$21,309,705	$16,989,884

CANTERBURY PARK HOLDING CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

Schedule of non-cash investing and financing activities
Additions to land, buildings, and equipment funded through accounts payable	$217,000	$848,000
Dividend declared but not yet paid	363,000	356,000
Change in investee losses in excess of equity investments	1,405,000	2,331,000

Supplemental disclosure of cash flow information:
Interest paid	$7,000	$9,000

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

The Condensed Consolidated Balance Sheets as of  September 30, 2026 and December 31, 2025, and the related condensed consolidated statements of operations, stockholders’ equity, and cash flows for the periods ended September 30, 2026 and 2025 have been prepared by Company management. In the opinion of management, all adjustments (which include only normal recurring adjustments, except where noted) necessary to present fairly the financial position, results of operations, statement of stockholders’ equity, and cash flows at September 30, 2026 and 2025 and for the periods then ended have been made.

Summary of Significant Accounting Policies – A detailed description of our significant accounting policies can be found in the 2025 Form 10-K. There were no material changes in significant accounting policies during the three and nine months ended September 30, 2026.

Restricted Cash – Restricted cash represents refundable deposits and amounts due to horsemen for purses, stakes and awards, collateral needed for joint venture operations, and amounts accumulated in card game progressive jackpot pools, the player pool and poker promotional fund to be used to repay card players in the form of promotions, giveaways, prizes, or by other means.

Accounts Receivable - Accounts receivable are initially recorded for amounts due from other tracks for simulcast revenue, net of amounts due to other tracks, and for amounts due from customers related to catering and events. Credit is granted in the normal course of business without collateral. Accounts receivable are stated net of allowances for credit losses, which represent estimated losses resulting from the inability of customers to make the required payments. Accounts that are outstanding longer than the contractual terms are considered past due. We evaluate our allowance for credit losses and estimate collectability of current and non-current accounts receivable based on historical bad debt experience, our assessment of the financial condition of individual companies with which we do business, current market conditions, and reasonable and supportable forecasts of future economic conditions. In times of economic turmoil, our estimates and judgments with respect to the collectability of our receivables are subject to greater uncertainty than in more stable periods. The Company does not have accounts receivable with original maturities greater than one year. The allowance for credit losses balances as of   September 30, 2026 and December 31, 2025, and activity for the three and nine months ended September 30, 2026, were not material.

Deferred Revenue – Deferred revenue includes advance sales related to racing, events and corporate partnerships. Revenue from these advance billings is recognized when the related event occurs or services have been performed.

Payable to Horsepersons - The Minnesota Pari-mutuel Horse Racing Act requires the Company to segregate a portion of funds (recorded as purse expense in the statements of operations) received from Casino operations and wagering on simulcast and live horse races, for future payment as purses for live horse races or other uses of the horsepersons’ association. Pursuant to an agreement with the Minnesota Horsemen’s Benevolent and Protective Association (“MNHBPA”), the Company transferred into a trust account or paid directly to the MNHBPA, $4,552,000 and $6,941,000 for the nine months ended September 30, 2026 and 2025, respectively, related to thoroughbred races. Minnesota Statutes provide that amounts transferred into the trust account are the property of the trust and not of the Company, and therefore these amounts are not recorded on the Company’s Condensed Consolidated Balance Sheets.

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

The transaction price for a Casino contract is a set percentage of wagers and is recognized at the time that the wagering process is complete. The transaction price for pari-mutuel wagering is the commission received on a wager, exclusive of any track fees, and is recognized upon occurrence of the live race that is presented for wagering and after that live race is made official by the respective state’s racing regulatory body. The transaction price for food and beverage contracts is the net amount collected from the customer for these goods. Food and beverage services have been determined to be separate, stand-alone performance obligations and the transaction price is recorded as revenue as the good is transferred to the customer when delivery is made.

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

We have two general types of liabilities related to contracts with customers: (1) our MVP Loyalty Program and (2) outstanding chip liability. These are included in the line item Casino accruals on the Condensed Consolidated Balance Sheets. We defer the full retail value of these complimentary reward items until the future revenue transaction occurs.

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

2.    STOCK-BASED COMPENSATION

Long Term Incentive Plan and Award of Deferred Stock

The Long Term Incentive Plan (the “LTI Plan”) authorizes the grant of Long Term Incentive Awards that provide an opportunity to Named Executive Officers (“NEOs”) and other Senior Executives to receive a payment in cash or shares of the Company’s common stock to the extent of achievement at the end of a period greater than one year (the “Performance Period”) as compared to Performance Goals established at the beginning of the Performance Period. Beginning in 2020, the Company suspended the granting of performance awards under its LTI Plan and instead granted deferred stock awards designed to retain NEOs and other senior executives in lieu of LTI Plan awards from 2020 through 2026. Accordingly, there were no awards outstanding under the LTI Plan during the nine months ended September 30, 2026 and 2025.

Board of Directors Stock Options, Deferred Stock Awards, and Restricted Stock Grants

The Company’s Stock Plan currently authorizes annual grants of restricted stock, deferred stock, stock options, or any combination of the three, to non-employee members of the Board of Directors at the time of the Company’s annual shareholders’ meeting as determined by the Board prior to each such meeting. Deferred stock awards represent the right to receive shares of the Company's common stock upon vesting. Restricted stock and deferred stock grants to non-employee directors generally vest 100% one year after the date of the annual meeting at which they were granted, are subject to restrictions on resale for an additional year, and are subject to forfeiture if a board member terminates his or her board service prior to the shares vesting. The unvested deferred stock awards outstanding as of  September 30, 2026 to our non-employee directors consist only of the grants of deferred stock on June 4, 2026 of an aggregate 15,282 shares with a weighted average fair value per share of $15.70.

Board of Directors deferred stock transactions during the nine months ended September 30, 2026 are summarized as follows:

		Weighted
		Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2025	13,626	$17.61
Granted	15,282	15.70
Vested	(13,626)	17.61
Forfeited	—	—
Non-Vested Balance, September 30, 2026	15,282	$15.70

Employee Deferred Stock Awards

The Company's Stock Plan permits its Compensation Committee to grant stock-based awards, including deferred stock awards, to key employees and non-employee directors. The Company has made deferred stock grants to key employees that vest over one to four years. Deferred stock awards represent the right to receive shares of the Company's common stock upon vesting.

During the nine months ended September 30, 2026, the Company granted employees deferred stock awards totaling 36,200 shares of common stock, with a vesting term of approximately four years and a fair value of $15.50 per share. During the nine months ended September 30, 2025, the Company granted employees deferred stock awards totaling 27,400 shares of common stock, with a vesting term of approximately four years and a fair value of $19.43 per share. The compensation cost associated with these grants of deferred stock awards is recorded in "Salaries and benefits" on the Consolidated Statements of Operations.

Employee deferred stock transactions during the nine months ended September 30, 2026 are summarized as follows:

		Weighted
		Average
	Deferred	Fair Value
	Stock	Per Share
Non-Vested Balance, December 31, 2025	53,210	$20.92
Granted	36,200	15.50
Vested	(18,955)	21.54
Forfeited	—	—
Non-Vested Balance, September 30, 2026	70,455	$17.97

There were no stock options outstanding to any employee or other person at  September 30, 2026. Stock-based compensation expense related to deferred stock awards and the employee stock purchase plan is included on the Condensed Consolidated Statements of Operations and totaled approximately $540,000 and $508,000 for the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026, there was approximately $1,085,000 of total unrecognized stock-based compensation expense related to unvested employee and board of director deferred stock awards that is expected to be recognized over a period of approximately 3.5 years.

3.    NET INCOME PER SHARE COMPUTATIONS

The following is a reconciliation of the numerator and denominator of the earnings per common share computations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) (numerator) amounts used for basic and diluted per share computations:	$959,165	$487,283	$980,967	$(139,333)

Weighted average shares (denominator) of common stock outstanding:
Basic	5,183,550	5,086,172	5,154,253	5,062,060
Plus dilutive effect of deferred stock awards	24,806	14,912	37,547	—
Diluted	5,208,356	5,101,084	5,191,800	5,062,060

Net income (loss) per common share:
Basic	$0.19	$0.10	$0.19	$(0.03)
Diluted	0.18	0.10	0.19	(0.03)

For the nine months ended September 30, 2025,  29,630 shares have been excluded from the calculation of diluted weighted average shares outstanding as the inclusion of these shares would have an anti-dilutive effect.

4.    GENERAL CREDIT AGREEMENT

The Company has a general credit and security agreement with a financial institution. The agreement was amended as of February 28, 2021 to extend the maturity date to January 31, 2024 and increase its revolving credit line up to $10,000,000. The line of credit was collateralized by all receivables, inventory, equipment, and general intangibles of the Company, as well as a mortgage on certain real property. In the event that the Company borrowed under the agreement, the annual interest rate paid by the Company would be equal to the greater of the Prime Rate or 3.0%. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The general credit and security agreement was further amended as of January 31, 2024 to extend the maturity date to January 31, 2027 and reduce the maximum borrowing under the line of credit to $5,000,000. In connection with the amendment, the financial institution terminated a mortgage to release certain Company real property as collateral and the parties entered into a negative pledge agreement under which the Company agreed not to create any liens or encumbrances on certain Company real property. The Company had no borrowings under the credit line during the three and nine months ended September 30, 2026 and 2025. The outstanding balance on the line of credit was $0 at both September 30, 2026 and December 31, 2025.

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

The following tables represent a disaggregation of revenues from contracts with customers along with the Company’s operating segments (in 000’s):

	For the Three Months Ended September 30, 2026
	Horse Racing	Casino	Food and Beverage	Development	Total
Net revenues from external customers	$5,020	$10,158	$3,904	$—	$19,082
Intersegment revenues	53	—	376	—	429
Net interest income	141	—	—	389	530
Depreciation and amortization	936	76	13	—	1,025
Segment income (loss) before income taxes	(1,801)	2,184	1,506	(509)	1,380
Segment tax expense (benefit)	(549)	665	459	(155)	420

	For the Nine Months Ended September 30, 2026
	Horse Racing	Casino	Food and Beverage	Development	Total
Net revenues from external customers	$11,109	$29,030	$8,623	$—	$48,762
Intersegment revenues	296	—	983	—	1,279
Net interest income	439	—	—	1,145	1,584
Depreciation and amortization	2,812	226	55	—	3,093
Segment income (loss) before income taxes	(4,199)	4,834	3,022	(2,148)	1,509
Segment tax expense (benefit)	(1,469)	1,691	1,057	(751)	528

September 30, 2026
Segment Assets	$115,204	$514	$41,210	$35,185	$192,113

	For the Three Months Ended September 30, 2025
	Horse Racing	Casino	Food and Beverage	Development	Total
Net revenues from external customers	$5,548	$8,925	$3,842	$—	$18,315
Intersegment revenues	79	—	385	—	464
Net interest income	157	—	—	372	529
Depreciation and amortization	922	75	30	—	1,027
Segment income (loss) before income taxes	(1,741)	1,832	1,167	(615)	643
Segment tax expense (benefit)	(1,221)	1,441	804	(868)	156

	For the Nine Months Ended September 30, 2025
	Horse Racing	Casino	Food and Beverage	Development	Total
Net revenues from external customers	$11,677	$27,606	$7,839	$—	$47,122
Intersegment revenues	270	—	960	—	1,230
Net interest income	461	—	—	990	1,451
Depreciation and amortization	2,615	226	104	—	2,945
Segment income (loss) before income taxes	(2,915)	3,803	1,887	(3,090)	(315)
Segment tax expense (benefit)	(1,627)	2,123	1,053	(1,725)	(176)

December 31, 2025
Segment Assets	$106,526	$740	$38,129	$35,949	$181,344

The following are reconciliations of reportable segment revenues, income before income taxes, and assets, to the Company’s consolidated totals (in 000’s):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Total net revenue for reportable segments	$19,511	$18,779	$50,041	$48,352
Elimination of intersegment revenues	(429)	(464)	(1,279)	(1,230)
Total consolidated net revenues	$19,082	$18,315	$48,762	$47,122

Income (loss) before income taxes
Total segment income before income taxes	$3,026	$2,294	$4,450	$2,274
Elimination of intersegment income before income taxes	(1,646)	(1,651)	(2,941)	(2,589)
Total consolidated income (loss) before income taxes	$1,380	$643	$1,509	$(315)

	September 30,	December 31,
	2026	2025
Assets
Total assets for reportable segments	$192,113	$181,344
Elimination of intercompany balances	(74,290)	(68,763)
Total consolidated assets	$117,823	$112,581

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

Effective December 18, 2024, the Company entered into an Indemnity Agreement with affiliates of Doran relating to debt financing by Doran Canterbury II, LLC as borrower, which is guaranteed by Doran affiliates. Under the Indemnity Agreement, the Company is obligated to reimburse and indemnify each loan guarantor for any amounts paid by such loan guarantor to the lender on debt financing by Doran Canterbury II, LLC, up to a maximum of $1,000,000. Effective December 30, 2025, the Indemnity Agreement was amended to increase the maximum indemnification by an additional $1,750,000, bringing the total to a maximum of $2,750,000. Effective January 8, 2026, the Company was released from the Indemnity Agreement in connection with Doran Canterbury II's refinancing of its mortgage, also effective January 8, 2026.

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

The combined amounts from the 2024 and 2025 live race meet agreements of $2,097,463 are presented as "Other long-term receivables" on the Company's Condensed Consolidated Balance Sheets as of December 31, 2025. In the event that additional purse revenue is secured within the five years following the 2025 live race meet through additional forms of gaming at the Company, new revenue streams, or legislative action, the Company will be eligible for reimbursement of the actual 2024 and 2025 overpayment amount from those purse supplements.

As mentioned above, in the event that additional purse revenue is secured within the five years following the 2025 live race meet through additional forms of gaming at the Company, new revenue streams, or legislative action, the Company will be eligible for reimbursement of the actual 2024 and 2025 overpayment amounts from those purse supplements. Management believes it is likely that additional purse supplements will ultimately be obtained when considering both the length of time to secure such funds and the fact that legislation has been introduced in both chambers of the Minnesota legislature that would provide those supplements through revenues from taxes paid by sports wagering licenses. However, management evaluates the collectability of this receivable on an ongoing basis. In evaluating collectability, management considers consecutive legislative sessions without enactment of qualifying legislation, the reduction in the remaining contractual recovery period, and the continued uncertainty regarding the timing and magnitude of potential future purse supplements. Based on this evaluation, management concluded that the carrying amount of this receivable exceeded the amount expected to be recovered. Therefore, during the nine months ended September 30, 2026, the Company recorded a partial impairment charge of $419,493, resulting in a net carrying value of $1,677,970 on this receivable as of September 30, 2026. The remaining combined amounts from the 2024 and 2025 live race meet agreements of $1,677,970 are presented as "Other long-term receivables" on the Company's Condensed Consolidated Balance Sheet as of September 30, 2026. The impairment charge of $419,493 is recorded in "Purse expense" on the Condensed Consolidated Statements of Operation.

Effective January 30, 2026, the Company entered into its annual live race meet and purse fund contribution agreement with the MNHBPA and the MQHRA regarding the 2026 live race meet. This 2026 live race agreement does not include any additional guarantees by the Company to fund or distribute purse monies above the minimum amount defined in statute.

The Company is periodically involved in various claims and legal actions arising in the normal course of business. Management believes that the resolution of any pending claims and legal actions at September 30, 2026 and as of the date of this report, will not have a material impact on the Company’s consolidated financial position or results of operations.

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

On September 27, 2018, Canterbury Development, LLC contributed approximately 13 acres of land as its equity contribution in the Doran Canterbury I joint venture and became a 27.4% equity member. On December 20, 2018, financing for Doran Canterbury I was secured. Doran Canterbury I completed Phase I of the Project, which includes 321 units, a heated parking ramp, and a clubhouse. As the Company is able to assert significant influence, but not control, over Doran Canterbury I’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. For the three and nine months ended September 30, 2026, the Company recorded losses of $358,000 and $1,405,000, respectively, on equity method investment related to this joint venture. For the three and nine months ended September 30, 2025, the Company recorded losses of $494,000 and $2,331,000, respectively, on equity method investment related to this joint venture. In accordance with U.S. GAAP, since we are committed to provide future capital contributions to Doran Canterbury I, we also present as a liability in the accompanying Condensed Consolidated Balance Sheets the net balance recorded for our share of Doran Canterbury I's losses in excess of the amount funded into Doran Canterbury I, which was $9,160,000 and $7,755,000 at September 30, 2026 and December 31, 2025, respectively. See Note 9 of Notes to Condensed Consolidated Financial Statements for a summary of member loans to Doran Canterbury I.

We are a party to a contribution and indemnity agreement with affiliates of Doran relating to debt financing by Doran Canterbury I as borrower, which is guaranteed by Doran affiliates. Under the contribution and indemnity agreement, as amended, the Company is obligated to reimburse and indemnify each loan guarantor for any amounts paid by such loan guarantor to the lender on debt financing by Doran Canterbury I, up to a maximum of $7,750,000 as of   September 30, 2026. See Note 6. “Commitments and Contingencies.”

Doran Canterbury II, LLC

In connection with the execution of the Amended Doran Canterbury I Agreement, on August 18, 2018, Canterbury Development LLC entered into an Operating Agreement with Doran Shakopee, LLC as the two members of a Minnesota limited liability company entitled Doran Canterbury II, LLC (“Doran Canterbury II”). The Operating Agreement was amended and restated by the members effective July 30, 2020. On September 30, 2020, Canterbury Development LLC contributed approximately 10 acres of land as its equity contribution in the Doran Canterbury II joint venture and became a 27.4% equity member. Doran Canterbury II has completed developing Phase II of the project which includes an additional 300 apartment units. On  January 8, 2026, Canterbury Development LLC contributed $1,466,405 as an equity contribution to its Doran Canterbury II joint venture. This equity contribution was necessary for Doran Canterbury II to complete refinancing of its existing mortgage payable and is expected to reduce future interest expense from this joint venture. As the Company is able to assert significant influence, but not control, over Doran Canterbury II’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. For the three and nine months ended September 30, 2026, the Company recorded losses of $423,000 and $1,467,000, respectively, on equity method investment related to this joint venture. For the three and nine months ended September 30, 2025, the Company recorded losses of $387,000 and $1,362,000, respectively, on equity method investment related to this joint venture. In accordance with U.S. GAAP, since we are committed to provide future capital contributions to Doran Canterbury II, we also present as a liability in the accompanying Condensed Consolidated Balance Sheets the net balance recorded for our share of Doran Canterbury II's losses in excess of the amount funded into Doran Canterbury II, which was $767,000 and $766,000 at September 30, 2026 and December 31, 2025, respectively. See Note 9 of Notes to Condensed Consolidated Financial Statements for a summary of member loans to Doran Canterbury II.

We were a party to a contribution and indemnity agreement with affiliates of Doran relating to debt financing by Doran Canterbury II as borrower, which was guaranteed by Doran affiliates. Under the contribution and indemnity agreement, as amended, the Company was obligated to reimburse and indemnify each loan guarantor for any amounts paid by such loan guarantor to the lender on debt financing by Doran Canterbury II, up to a maximum of $2,750,000. Effective January 8, 2026, the Company was released from the indemnity agreement in connection with Doran Canterbury II's refinancing of its mortgage, also effective January 8, 2026. See Note 6. “Commitments and Contingencies.”

Canterbury DBSV Development, LLC

On June 16, 2020, Canterbury Development LLC entered into an Operating Agreement with an affiliate of Greystone Construction, as the two members of a Minnesota limited liability company named Canterbury DBSV Development, LLC ("Canterbury DBSV"). Canterbury DBSV was formed as part of a joint venture between Greystone and Canterbury Development LLC for a multi-use development on the 13-acre land parcel located on the southwest portion of the Company’s racetrack. Canterbury Development LLC's equity contribution to Canterbury DBSV was approximately 13 acres of land, which were contributed to Canterbury DBSV on July 1, 2020. In connection with its contribution, Canterbury Development became a 61.87% equity member in Canterbury DBSV. As the Company is able to assert significant influence, but not control, over Canterbury DBSV’s operational and financial policies, the Company accounts for the joint venture as an equity method investment. Canterbury DBSV has since entered into multiple other joint venture investments, all related to the multi-use development of the 13-acre parcel mentioned before. All such investments are accounted for under the equity method by Canterbury DBSV. For the three and nine months ended September 30, 2026, the Company recorded losses of $49,000 and $176,000, respectively, on equity method investment related to this joint venture. For the three and nine months ended September 30, 2025, the Company recorded losses of $56,000 and $189,000, respectively, on equity method investment related to this joint venture. For the three and nine months ended September 30, 2026, the Company also received dividend distributions of $38,000 and $113,000, respectively, related to this joint venture. For the three and nine months ended September 30, 2025, the Company also received dividend distributions of $19,000 and $56,000, respectively, related to this joint venture.

Trackside Investments, LLC

On September 20, 2023, Canterbury Development LLC entered into an Operating Agreement with Trackside Holdings, LLC as the two members of a Minnesota limited liability company named Trackside Investments, LLC ("Trackside Investments"). Trackside Investments was formed as a joint venture for the development of an approximately 16,000-square-foot restaurant and entertainment venue. Canterbury Development, LLC's equity contribution to Trackside Investments was approximately 3.5 acres of land, which were contributed to Trackside Investments on August 20, 2024. In connection with its contribution, Canterbury Development became a 50% equity member in Trackside Investments. In addition, Canterbury Development is guaranteed an annual 6% preferred return on the balance of Canterbury Development's undistributed base capital. As the Company is able to assert significant influence, but not control, over Trackside Investments' operational and financial policies, the Company accounts for the joint venture as an equity method investment. For the three and nine months ended September 30, 2026, the Company recorded losses of $22,000 and $70,000, respectively, on equity method investment related to this joint venture. For the three and nine months ended September 30, 2025, the Company recorded income of $1,000 and a loss of $18,000, respectively, on equity method investment related to this joint venture. For the three and nine months ended September 30, 2026, the Company also received dividend distributions of $15,000 related to this joint venture.

Financial information from the financial statements of the Company's joint ventures, Doran Canterbury I, LLC (Doran I), Doran Canterbury II, LLC (Doran II), and all the Company's other joint ventures is summarized as follows:

	As of September 30, 2026
	Total	Doran I	Doran II	Other
Current assets	$5,958,680	$4,096,237	$1,737,728	$124,715
Noncurrent assets	133,873,298	51,109,961	69,780,166	12,983,171
Current liabilities	75,867,040	71,502,530	4,327,346	37,164
Noncurrent liabilities	87,979,946	16,249,461	66,560,935	5,169,550
Joint ventures' equity	(24,015,008)	(32,545,793)	629,613	7,901,172
CPHC share of joint ventures' equity	(5,141,012)	(9,159,909)	(766,814)	4,785,711

	Three Months Ended September 30, 2026
	Total	Doran I	Doran II	Other
Net sales	$3,225,038	$1,461,928	$1,623,845	$139,265
Gross profit	1,835,095	753,007	1,022,794	59,294
Net loss	(2,974,849)	(1,306,239)	(1,544,862)	(123,748)
CPHC share of equity in losses of joint ventures	(852,426)	(357,909)	(423,292)	(71,225)
CPHC's dividends received from joint ventures	(52,496)	—	—	(52,496)

	Nine Months Ended September 30, 2026
	Total	Doran I	Doran II	Other
Net sales	$8,834,255	$3,575,866	$4,840,677	$417,712
Gross profit	4,295,081	1,382,468	2,749,886	162,727
Net loss	(10,905,768)	(5,126,481)	(5,354,043)	(425,244)
CPHC share of equity in losses of joint ventures	(3,118,027)	(1,404,656)	(1,467,008)	(246,363)
CPHC's dividends received from joint ventures	(127,972)	—	—	(127,972)

	As of December 31, 2025
	Total	Doran I	Doran II	Other
Current assets	$6,306,889	$5,779,528	$456,519	$70,842
Noncurrent assets	139,607,148	53,053,492	72,925,034	13,628,622
Current liabilities	77,028,627	72,325,450	4,693,064	10,113
Noncurrent liabilities	89,001,340	14,567,290	69,259,050	5,175,000
Joint ventures' equity	(20,115,930)	(28,059,720)	(570,561)	8,514,351
CPHC share of joint ventures' equity	(3,365,820)	(7,755,253)	(766,211)	5,155,644

	Three Months Ended September 30, 2025
	Total	Doran I	Doran II	Other
Net sales	$2,586,763	$838,253	$1,617,245	$131,265
Gross profit (loss)	1,306,952	203,260	1,051,087	52,605
Net loss	(3,305,528)	(1,804,710)	(1,412,818)	(88,000)
CPHC share of equity in losses of joint ventures	(936,264)	(494,491)	(387,111)	(54,662)
CPHC's dividends received from joint ventures	(18,648)	—	—	(18,648)

	Nine Months Ended September 30, 2025
	Total	Doran I	Doran II	Other
Net sales	$5,844,648	$1,282,339	$4,403,472	$158,837
Gross profit (loss)	1,997,172	(827,418)	2,784,644	39,946
Net loss	(13,817,426)	(8,506,785)	(4,970,951)	(339,690)
CPHC share of equity in losses of joint ventures	(3,899,029)	(2,330,859)	(1,362,040)	(206,130)
CPHC's dividends received from joint ventures	(55,943)	—	—	(55,943)

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

A detailed Schedule of the Public Improvements under the First Amendment, the timeline for their construction and the source and amount of funding is set forth in the First Amendment, which is filed as Exhibit 10.1 of the Form 8-K filed on  January 31, 2022. The Company expects to substantially complete the remaining developer improvements by  July 17, 2027 and will be reimbursed for costs of the developer improvements incurred by no later than  July 17, 2027. The total amount of funding that the Company will be paid as reimbursement under the TIF program for these improvements is not guaranteed, however, and will depend in part on future tax revenues generated from the developed property. The City of Shakopee will have no obligation to pay any remaining unpaid balance of principal or accrued interest that may be outstanding after February 2046.

As of  September 30, 2026, the Company recorded a TIF receivable of approximately $20,752,000, which represents $16,663,000 of principal and $4,089,000 of interest. Management believes future tax revenues generated from current development activity will exceed the Company's development costs and thus, management believes no allowance related to this receivable is necessary. As of December 31, 2025, the Company recorded a TIF receivable of approximately $19,986,000, which represented $16,305,000 of principal and $3,681,000 of interest.

During the three and nine months ended September 30, 2026, the Company received payments from the City of Shakopee totaling $320,000, fully related to interest on this receivable. During the year ended 2025, the Company received its first payment from the City of Shakopee totaling $582,000, fully related to interest on this receivable.

The Company expects to finance its improvements under the Redevelopment Agreement with funds from its current operating resources and existing credit facility and, potentially, third-party financing sources.

8.    LEASES

The Company determines if an arrangement is a lease or contains a lease at inception. The Company leases some office equipment under finance leases. We also lease equipment related to our horse racing operations under operating leases. For lease accounting purposes, we do not separate lease and nonlease components, nor do we record operating or finance lease assets and liabilities for short-term leases.

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

Lease costs related to operating leases were $0 and $16,952 for the nine months ended September 30, 2026 and 2025. The total lease expense for leases with a term of twelve months or less for which the Company elected not to recognize a lease asset or liability was $373,209 and $378,187 for the nine months ended September 30, 2026 and 2025, respectively.

Lease costs included in depreciation and amortization related to our finance leases were $26,610 and $24,449 for the nine months ended September 30, 2026 and 2025. Interest expense related to our finance leases was immaterial.

The following table shows the classification of the right-of-use assets on our consolidated balance sheets:

		September 30,	December 31,
	Balance Sheet Location	2026	2025
Assets
Finance	Land, buildings, and equipment, net (1)	$90,571	$117,181
Total Leased Assets		$90,571	$117,181

1 – Finance lease assets are net of accumulated amortization of $90,339 and $63,729 as of September 30, 2026 and December 31, 2025, respectively.

The following table shows the lease terms and discount rates related to our leases:

	September 30,	December 31,
	2026	2025
Weighted average remaining lease term (in years):
Finance	2.2	3.0
Weighted average discount rate (%):
Finance	8.5%	8.5%

The maturities of finance leases as of September 30, 2026 are as follows:

Finance leases
2026 remaining	$11,111
2027	44,447
2028	44,252
Total minimum lease obligations	99,810
Less: amounts representing interest	(9,239)
Present value of minimum lease payments	90,571
Less: current portion	(38,214)
Lease obligations, net of current portion	$52,357

9.  RELATED PARTY RECEIVABLES

Since 2019, the Company has loaned money to the Doran Canterbury I and II joint ventures in member loans totaling approximately $4,917,000 and $4,657,000 as of September 30, 2026 and December 31, 2025, respectively. These member loans bear interest at the rate equal to the Prime Rate plus two percent per annum and totaled $1,596,000 and $1,284,000 as of September 30, 2026 and December 31, 2025, respectively.

The Company evaluates the collectability of the related party receivables from the Doran Canterbury I and II joint ventures on an ongoing basis. In evaluating collectability, management considers the joint ventures' financial condition, liquidity, historical and projected operating performance, and expected future cash flows, as well as the Company's ownership interest and involvement.

Based on this evaluation, management determined that the outstanding balances are collectible as of September 30, 2026. Management's assessment considered the joint ventures' forecasted cash flows and expected operating performance, which management believes will enable the joint ventures to meet their payment obligations. Accordingly, no allowance for credit losses has been recorded for this receivable as of September 30, 2026 and December 31, 2025.

The Company has also recorded related party receivables of approximately $53,000 and $19,000 as of  September 30, 2026 and December 31, 2025, respectively, and are primarily related to dividends receivable and various related costs incurred by the Company. The Company expects to collect these receivables from the related parties within a year.

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

Operations Review for the Three and Nine Months Ended September 30, 2026:

Revenues:

Total net revenues for the three months ended September 30, 2026 were $19,082,000, an increase of $767,000, or 4.2%, compared to total net revenues of $18,315,000 for the three months ended September 30, 2025. Total net revenues for the nine months ended September 30, 2026 were $48,762,000, an increase of $1,640,000, or 3.5%, compared to total net revenues of $47,122,000 for the nine months ended September 30, 2025. See below for a further discussion of our sources of revenues.

Casino Revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Poker Games Collection	$1,785,000	$1,816,000	$5,378,000	$5,567,000
Other Poker Revenue	609,000	671,000	1,963,000	2,181,000
Total Poker Revenue	2,394,000	2,487,000	7,341,000	7,748,000

Table Games Collection	6,714,000	5,438,000	18,763,000	16,565,000
Other Table Games Revenue	1,050,000	1,000,000	2,926,000	3,293,000
Total Table Games Revenue	7,764,000	6,438,000	21,689,000	19,858,000

Total Casino Revenue	$10,158,000	$8,925,000	$29,030,000	$27,606,000

The primary source of Casino revenue is a percentage of the wagers received from players as compensation for providing the Casino facility and services, which is referred to as “collection revenue.” Other Poker Revenue and Other Table Games Revenue presented above include fees collected for the administration of tournaments and the poker jackpot and amounts earned as reimbursement of the administrative costs of maintaining table games jackpot funds, respectively.

As indicated by the table above, total Casino revenue increased $1,233,000, or 13.8%, and increased $1,424,000, or 5.2%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increase for the three and nine months ended September 30, 2026 can be primarily attributed to an increase in table games drop, due to increased visitation and spend per visit.

Pari-Mutuel Revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Simulcast	$797,000	$778,000	$2,529,000	$2,589,000
Live Racing	923,000	987,000	1,440,000	1,430,000
Guest Fees	797,000	1,045,000	1,187,000	1,443,000
Other revenue	412,000	426,000	1,114,000	1,116,000
Total Pari-Mutuel Revenue	$2,929,000	$3,236,000	$6,270,000	$6,578,000

Total pari-mutuel revenue decreased $307,000, or 9.5%, and decreased $308,000, or 4.7%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The decreases for the three and nine months ended September 30, 2026 were primarily attributable to lower out-of-state handle, resulting from smaller average field sizes per race compared to the same periods in 2025.

Food and Beverage Revenue:

Food and beverage revenue increased $101,000, or 2.9%, and increased $730,000, or 10.1%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increase for the three months ended September 30, 2026 can be primarily attributed to increased visitation related to higher traffic and increased attendance per live race day compared to last year. The increase for the three and nine months ended September 30, 2026 also benefitted from the implementation of a new point-of-sale system that improved our speed of service, resulting in increased overall transactions.

Other Revenue:

Other revenues, consisting of admission revenues, corporate sponsorships, space rentals, and other miscellaneous activities, decreased $259,000, or 9.8%, and decreased $207,000, or 3.6%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The decrease for the three and nine months ended September 30, 2026 is primarily due to decreased admission revenue for non-racing events related to fewer concert events year-over-year.

Operating Expenses:

Total operating expenses increased $117,000, or 0.7%, and increased $729,000, or 1.6%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The following paragraphs provide further detail regarding certain operating expenses.

Purse expense increased $24,000, or 1.0%, and increased $478,000, or 8.6%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increase for the nine months ended September 30, 2026 is primarily due to a $419,000 impairment charge of a receivable related to the 2024 and 2025 live race agreements. For details regarding this impairment charge, see Note 6. “Commitments and Contingencies.”

Cost of food and beverage and other sales increased $78,000, or 6.4%, and increased $260,000, or 9.8%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increases are primarily due to increased Food and beverage revenues.

Depreciation and amortization decreased $2,000, or 0.2%, and increased $148,000, or 5.0%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increase for the nine months ended September 30, 2026 is primarily due to placing larger fixed assets into service related to the completion of large capital improvement projects.

Advertising and marketing decreased $61,000, or 7.7%, and decreased $255,000, or 16.6%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The decreases are primarily due to the timing of promotional events as well as lower event promotional spend related to fewer concert events year-over-year.

Other operating expenses increased $152,000, or 9.2%, and increased $450,000, or 10.6%, for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increases are primarily due to higher real estate taxes, plant expenses, and materials and supplies.

Other Income (Loss), Net:

Other loss, net, for the three months ended September 30, 2026 was $322,000, a decrease of $86,000, compared to other loss, net, of $408,000 for the three months ended September 30, 2025. Other loss, net, for the nine months ended September 30, 2026 was $1,534,000, a decrease of $914,000, compared to other loss, net, of $2,448,000 for the nine months ended September 30, 2025. The decreased losses are primarily due to increased leasing rates for our Doran Canterbury equity investments, resulting in decreased overall losses recognized. The loss on equity investments for the three and nine months ended September 30, 2026 and 2025 is primarily due to non-cash expenses from depreciation and amortization.

Income Taxes:

The Company recorded a provision for income taxes of $420,000 and $156,000 for the three months ended September 30, 2026 and 2025, respectively. The Company recorded a provision for income taxes of $528,000 and an income tax benefit of $176,000 for the nine months ended September 30, 2026 and 2025, respectively. We record our quarterly provision for income taxes based on our estimated annual effective tax rate for the year. The income tax expense for the nine months ended September 30, 2026 increased compared to the income tax benefit for the same period in 2025 primarily due to an increase in income before taxes from operations and the relationship of non-deductible expenses and discrete items against pretax book income. Our effective tax rate was 30.5% and 35.0%  for three and nine months ended September 30, 2026, respectively. Our effective tax rate was 24.3% and 55.8%  for three and nine months ended September 30, 2025, respectively. Our effective tax rate can vary due to changes in non-deductible expenses such as lobbying fees.

Net Income (Loss):

The Company recorded net income of $959,000, or $0.19 per basic share and $0.18 per diluted share and net income of $981,000, or $0.19 per basic and diluted share, for the three and nine months ended September 30, 2026, respectively. The Company recorded net income of $487,000, or $0.10 per basic and diluted share and a net loss of $139,000, or $0.03 per basic and diluted share, for the three and nine months ended September 30, 2025, respectively.

EBITDA

To supplement our financial statements, we also provide investors with information about our EBITDA and Adjusted EBITDA, each of which is a non-GAAP measure, which excludes certain items from net income, a GAAP measure. See the table below, which presents reconciliations of these measures to the GAAP equivalent financial measures. We define EBITDA as earnings before interest, income tax expense or benefit, and depreciation and amortization. We also compute Adjusted EBITDA, which reflects additional adjustments to net income to eliminate unusual or non-recurring items, as well as items relating to our real estate development operations and we believe the exclusion of these items allows for better comparability of our performance between periods and is useful in allowing greater transparency related to a significant measure used by management in its financial and operational decision-making. Adjusted EBITDA has economic substance because it is used by management as a performance measure to analyze the performance of our business, excluding the impact of our real estate segment, and provides a perspective on the current effects of operating decisions relating to our core, non-real estate business. For the three and nine months ended September 30, 2026, Adjusted EBITDA excluded stock-based compensation (which includes the Company's 401(k) match in Company stock contribution), an impairment charge on receivables, gain on disposal of assets, depreciation and amortization and interest related to equity investments, including amounts attributable to underlying joint ventures reflected in equity investment earnings. For the three and nine months ended September 30, 2025, Adjusted EBITDA excluded stock-based compensation (which includes the Company's 401(k) match in Company stock contribution), depreciation and amortization and interest related to equity investments, including amounts attributable to underlying joint ventures reflected in equity investment earnings. Neither EBITDA nor Adjusted EBITDA is a measure of performance calculated in accordance with GAAP and should not be considered an alternative to, or more meaningful than, net income as an indicator of our operating performance. EBITDA is presented as a supplemental disclosure because we believe that, when considered with measures calculated in accordance with GAAP, EBITDA and Adjusted EBITDA provide a more complete understanding of our operating results before the impact of investing and financing transactions and income taxes, and they are widely used measurse of performance and a basis for valuation of companies in our industry. Other companies that provide EBITDA or Adjusted EBITDA may calculate it differently than we do, so caution should be taken in comparing the Company's EBITDA and Adjusted EBITDA results to those of other companies.

The following table sets forth a reconciliation of net income, a GAAP financial measure, to EBITDA and to Adjusted EBITDA (defined above) which are non-GAAP financial measures, for the three and nine months ended September 30, 2026 and 2025:

Summary of EBITDA Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NET INCOME (LOSS)	$959,165	$487,283	$980,967	$(139,333)
Interest income, net	(530,417)	(528,501)	(1,584,272)	(1,451,162)
Income tax expense (benefit)	420,355	156,000	527,996	(176,000)
Depreciation and amortization	1,024,778	1,026,994	3,093,032	2,944,900
EBITDA	1,873,881	1,141,776	3,017,723	1,178,405
Stock-based compensation	407,660	392,994	1,245,499	1,201,749
Other receivables impairment	—	—	419,493	—
Gain on disposal of assets	—	—	(56,000)	—
Depreciation and amortization related to equity investments	727,143	619,336	2,178,942	2,269,948
Interest expense related to equity investments	819,063	840,305	2,475,037	2,481,499
ADJUSTED EBITDA	$3,827,747	$2,994,411	$9,280,694	$7,131,601

Adjusted EBITDA increased $833,000, or 27.8%, and increased $2,149,000, or 30.1%, for the three and nine months ended September 30, 2026, compared to the same periods in 2025. The increase in Adjusted EBITDA is primarily due to an overall increase in income before taxes. For the three and nine months ended September 30, 2026, Adjusted EBITDA as a percentage of net revenue was 20.1% and 19.0%, respectively. For the three and nine months ended September 30, 2025, Adjusted EBITDA as a percentage of net revenue was 16.3% and 15.1%, respectively.

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

Liquidity and Capital Resources:

The Company's primary sources of liquidity and capital resources have been and are expected to be cash flow from operations and cash available under our revolving line of credit. The Company has a line of credit and security agreement with a financial institution. The agreement was amended as of February 28, 2021 to extend the maturity date to January 31, 2024 and increase its revolving credit line up to $10,000,000. The line of credit was collateralized by all receivables, inventory, equipment, and general intangibles of the Company, as well as a mortgage on certain real property. The credit agreement contains covenants requiring the Company to maintain certain financial ratios. The general credit and security agreement was further amended as of January 31, 2024 to extend the maturity date to January 31, 2027 and reduce the maximum borrowing under the line of credit to $5,000,000. In connection with the amendment, the financial institution terminated a mortgage to release certain Company real property as collateral and the parties entered into a negative pledge agreement under which the Company agreed not to create any liens or encumbrances on certain Company real property. As of September 30, 2026, the outstanding balance on the line of credit was $0. As of September 30, 2026, the Company was in compliance with the financial covenants of the credit and security agreement, as amended.

The Company’s cash, cash equivalents, and restricted cash balance at September 30, 2026 was $21,310,000 compared to $15,824,000 as of December 31, 2025. The Company expects to spend the remaining $930,000 in tax increment financing over the next three months for the completion of the private redevelopment plan. The Company believes that unrestricted funds available in its cash accounts, short-term investments, and amounts available under its revolving line of credit, along with funds generated from operations and potential future land sales, will be sufficient to satisfy its ongoing liquidity and capital resource requirements for regular operations, as well as these planned development expenses for at least the next twelve months. Furthermore, if the Company engages in additional significant real estate development, significant improvements to its facilities, the Racetrack or surrounding grounds, or strategic growth or diversification transactions, additional financing would more than likely be required and the Company may seek this additional financing through joint venture arrangements, through incurring debt, or through an equity financing, or a combination of any of these.

Operating Activities

Trends in our operating cash flows tend to follow trends in operating income but can be affected by changes in working capital and tax payments or refunds. Net cash provided by operating activities for the nine months ended September 30, 2026 was $10,956,000, primarily as a result of the following: the Company reported net income of $981,000, depreciation and amortization of $3,093,000, a loss from equity investment of $3,118,000, stock-based compensation and 401(k) match totaling $1,245,000, and a decrease in other long-term receivables of $419,000 due to a noncash impairment charge related to the 2024 and 2025 live racing agreements. For the nine months ended September 30, 2026, the Company also experienced increases in accrued wages and payroll taxes and accounts payable, net of land, buildings, and equipment funded through accounts payable of $870,000 and $894,000, respectively, primarily due to the timing of our payroll cycle and live racing season. This was partially offset by an increase in accounts receivable of $616,000, also due to the timing of our live racing season, and an increase in TIF receivable of $408,000, related to the interest accrued, for the nine months ended September 30, 2026.

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

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 was $4,370,000, primarily due to an equity investment contribution of $1,471,000 to our Doran II joint venture related to their refinancing, additions to land, buildings, and equipment of $2,118,000, primarily related to information technology and casino equipment, an increase in TIF eligible improvements of $358,000, which is associated with the redevelopment plan, an increase in related party receivable of $607,000, primarily due to additional interest accrued related to our member loans, and purchases of short-term investments of $7,000,000. This was partially offset by proceeds from the sale of short-term investments of $7,000,000 during the nine months ended September 30, 2026.

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

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2026 was $1,101,000, primarily due to cash dividends paid to shareholders and payments for taxes of equity awards. The Company declared a cash dividend of $0.21 per share payable during the nine months ended September 30, 2026.

Net cash used in financing activities for the nine months ended September 30, 2025 was $1,046,000, primarily due to cash dividends paid to shareholders and payments for taxes of equity awards. The Company declared a cash dividend of $0.21 per share payable during the nine months ended September 30, 2025.

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

These accounting estimates are described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Management made no changes to the Company’s identified critical accounting estimates during the nine months ended September 30, 2026. In applying its critical accounting estimates, management reassesses its estimates each reporting period based on available information. Other than the impairment of other long-term receivables discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, changes in these estimates did not have a significant impact on earnings for the nine months ended September 30, 2026.

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

Estimate of the allowance for credit losses - Property Tax Increment Financing "TIF" Receivable

As of September 30, 2026, the Company recorded a TIF receivable on its Condensed Consolidated Balance Sheet of approximately $20,752,000, which represents $16,663,000 of principal and $4,089,000 of interest. The TIF receivable requires significant management estimates and judgment pertaining to whether an allowance for credit losses is necessary. The TIF receivable was generated in connection with the Contract for Private Redevelopment, in which the City of Shakopee has agreed that a portion of the future tax increment revenue generated from the developed property around the Racetrack will be paid to the Company to reimburse it for expenses in constructing public infrastructure improvements. For the year ended 2025, the Company received its first payment from the City of Shakopee totaling $582,000, fully related to interest on this receivable. During the three and nine months ended September 30, 2026, the Company received payments from the City of Shakopee totaling $320,000, fully related to interest on this receivable.

The Company typically performs an annual collectability analysis of the TIF receivable in the fourth quarter of each year, or more frequently if indicators of potential uncollectibility exist. The quantitative analysis includes assumptions based on the market values of the completed development projects within Canterbury Commons to project future tax increment revenue. The Company uses the analysis to determine if expected future tax increment revenue will exceed the Company's development costs on infrastructure improvements. As a result of our analysis as well as initial payments received in 2025 and additional payments received in 2026 from the City of Shakopee, as of September 30, 2026, management believes the TIF receivable will be fully collectible and no allowance related to this receivable is necessary.

Redevelopment Agreement:

As mentioned above in Note 7 of Notes to Condensed Consolidated Financial Statements, on August 10, 2018, the City of Shakopee, the City of Shakopee Economic Development Authority, and the Company entered into a Redevelopment Agreement in connection with a Tax Increment Financing District (“TIF District”) that the City had approved in April 2018. Under the Redevelopment Agreement, the Company has agreed to undertake a number of specific infrastructure improvements within the TIF District, including the development of public streets, utilities, sidewalks, and other public infrastructure and the City of Shakopee agreed that a portion of the tax revenue generated from the developed property will be paid to the Company to reimburse it for its expense in constructing these improvements. The Company expects to finance its improvements under the Redevelopment Agreement with funds from its current operating resources and existing credit facility and, potentially, third-party financing sources.

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

Forward-Looking Statements:

From time to time, in reports filed with the Securities and Exchange Commission, in press releases, and in other communications to shareholders or the investing public, we may make forward-looking statements concerning possible or anticipated future financial performance, prospective business activities or plans that are typically preceded by words such as “believes,” “expects,” “anticipates,” “intends,” "will," "plan," "may," "position," "expect," or similar expressions. For these forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in federal securities laws. Shareholders and the investing public should understand that these forward-looking statements are subject to risks and uncertainties that could affect our actual results and cause actual results to differ materially from those indicated in the forward-looking statements. These risks and uncertainties include, but are not limited to:

●	We may not be successful at implementing our growth strategy.

●	Our business is sensitive to reductions in discretionary consumer spending as a result of downturns in the economy and other factors outside of our control.

●	We have experienced a decrease in revenue and profitability from live racing.

●	We may not be able to attract a sufficient number of horses and trainers to achieve above-average field sizes.

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

●	We are subject to extensive regulation from gaming authorities that could adversely affect us.

●	We rely on the efforts of our partner Doran for the development and profitable operation of our Triple Crown Residences at Canterbury Park joint venture.

●	We rely on the efforts of our partner Greystone Construction for a new development project.

●	We may not be successful in executing our real estate development strategy.

●	We are obligated to make improvements in the TIF district and will be reimbursed only to the extent of future tax revenue.

●	We face competition from other real estate developers.

●	We may be adversely affected by the effects of inflation.

●	Our success may be affected if we are not able to attract, develop and retain qualified personnel.

●	The payment and amount of future dividends are subject to Board of Director discretion and to various risks and uncertainties.

●	Our information technology and other systems are subject to cybersecurity risks, including misappropriation of customer information or other breaches of information security.

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

There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.      Defaults upon Senior Securities

Not Applicable.

Item 4.      Mine Safety Disclosures

Not Applicable.

Item 5.      Other Information

During the nine months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.      Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (rules 13a-14 and 15d-14 of the Exchange Act).

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

99.1	Press Release dated November 10, 2026 announcing 2026 Third Quarter Results.

101

The following financial information from Canterbury Park Holding Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026, formatted in Inline eXtensible Business Reporting Language XBRL: (i) Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2026 and September 30, 2025, (iii) Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2026 and September 30, 2025, (iv) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and September 30, 2025, and (v) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Canterbury Park Holding Corporation

Dated: November 12, 2026	/s/ Randall D. Sampson
Randall D. Sampson
President and Chief Executive Officer (principal executive officer)

Dated: November 12, 2026	/s/ Randy J. Dehmer
Randy J. Dehmer
Chief Financial Officer (principal financial officer, chief accounting officer)